Form 10-Q
period 2019-09-30
BRUKER CORP
filed 2019-11-04
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2019
Common Stock, $0.01 par value per share	153,991,644 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

Index

		Page
Part I	FINANCIAL INFORMATION	1
Item 1:	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018	2
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4:	Controls and Procedures	45
Part II	OTHER INFORMATION	46
Item 1:	Legal Proceedings	46
Item 1A:	Risk Factors	46
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6:	Exhibits	47
	Signatures	48

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$296.3	$322.4
Short-term investments	6.1	—
Accounts receivable, net	358.8	357.2
Inventories	586.7	509.6
Other current assets	186.1	115.1
Total current assets	1,434.0	1,304.3

Property, plant and equipment, net	278.1	270.6
Goodwill	282.3	275.7
Operating lease assets	68.9	—
Intangibles, net and other long-term assets	288.8	278.0
Total assets	$2,352.1	$2,128.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$0.3	$18.5
Accounts payable	116.6	104.5
Customer advances	126.1	124.4
Other current liabilities	400.0	351.9
Total current liabilities	643.0	599.3

Long-term debt	518.5	322.6
Operating lease liabilities	50.7	—
Other long-term liabilities	264.3	279.0

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	20.9	22.6

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 173,292,361 and 172,634,220 shares issued and 153,945,784 and 156,609,340 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1.7	1.7
Treasury stock, at cost, 19,346,577 and 16,024,880 shares at September 30, 2019 and December 31, 2018, respectively	(543.8)	(401.5)
Accumulated other comprehensive income	(18.8)	17.0
Other shareholders' equity	1,406.1	1,279.4
Total shareholders' equity attributable to Bruker Corporation	845.2	896.6
Noncontrolling interest in consolidated subsidiaries	9.5	8.5
Total shareholders' equity	854.7	905.1

Total liabilities and shareholders' equity	$2,352.1	$2,128.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$440.6	$385.5	$1,235.3	$1,105.8
Service revenue	78.8	79.6	234.8	230.8
Other revenue	1.7	1.5	2.6	5.4
Total revenue	521.1	466.6	1,472.7	1,342.0

Cost of product revenue	220.4	197.3	627.9	571.6
Cost of service revenue	46.5	46.6	145.3	142.2
Cost of other revenue	0.3	0.1	0.5	1.0
Total cost of revenue	267.2	244.0	773.7	714.8
Gross profit	253.9	222.6	699.0	627.2

Operating expenses:
Selling, general and administrative	125.3	106.5	369.9	327.4
Research and development	46.1	41.8	141.0	128.6
Other charges (gain), net	(5.3)	5.2	4.9	15.2
Total operating expenses	166.1	153.5	515.8	471.2
Operating income	87.8	69.1	183.2	156.0

Interest and other income (expense), net	(4.6)	(3.7)	(14.0)	(11.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	83.2	65.4	169.2	144.5
Income tax provision	21.7	21.2	40.0	41.4
Consolidated net income	61.5	44.2	129.2	103.1
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.2	0.8	0.6	1.5
Net income attributable to Bruker Corporation	$61.3	$43.4	$128.6	$101.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.40	$0.28	$0.83	$0.65
Diluted	$0.39	$0.28	$0.82	$0.65

Weighted average common shares outstanding:
Basic	154.2	156.4	155.7	156.1
Diluted	155.6	157.4	157.0	157.2

Comprehensive income (loss)	$26.1	$41.9	$92.0	$88.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	0.5	1.0	0.9
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	(1.2)	—	(1.8)	—
Comprehensive income (loss) attributable to Bruker Corporation	$27.1	$41.4	$92.8	$87.4

Dividend declared per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	—	167,177	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	35,072	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Shares issued for acquisition	—	3,087	—	(3,087)	—	—	—	—	—	—	—
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	30.8	—	30.8	0.1	30.9
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(13.7)	(13.7)	(0.2)	(13.9)
Balance at March 31, 2019	$22.0	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6

Stock options exercised	—	145,606	—	—	—	2.7	—	—	2.7	—	2.7
Restricted stock units vested	—	2,344	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.6	—	—	2.6	—	2.6
Shares repurchased	—	(2,300,635)	—	2,300,635	(100.0)	—	—	—	(100.0)	—	(100.0)
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	36.5	—	36.5	0.8	37.3
Other comprehensive income (loss)	0.3	—	—	—	—	—	—	12.1	12.1	0.1	12.2
Balance at June 30, 2019	$22.0	154,661,991	$1.7	18,322,428	$(501.5)	$188.0	$1,157.2	$15.4	$860.8	$9.3	$870.1

Stock options exercised	—	152,918	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	155,024	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock based compensation	—	—	—	—	—	3.5	—	—	3.5	—	3.5
Shares repurchased	—	(1,022,469)	—	1,022,469	(42.3)	—	—	—	(42.3)	—	(42.3)
Treasury stock acquired	—	(1,680)	—	1,680	—	—	—	—	—	—	—
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	61.3	—	61.3	0.4	61.7
Other comprehensive income (loss)	(0.9)	—	—	—	—	—	—	(34.2)	(34.2)	(0.2)	(34.4)
Balance at September 30, 2019	$20.9	153,945,784	$1.7	19,346,577	$(543.8)	$193.8	$1,212.3	$(18.8)	$845.2	$9.5	$854.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2017	$—	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5
Restricted shares terminated	—	(6,553)	—	6,553	—	—	—	—	—	—	—
Stock options exercised	—	180,890	—	—	—	2.9	—	—	2.9	—	2.9
Restricted stock units vested	—	42,762	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.5	—	—	2.5	—	2.5
Shares issued for acquisition	—	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	—	(1,055)	—	1,055	—	—	—	—	—	—	—
Adoption impact from new revenue standard ASC 606	—	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	—	—	—	—	—	—	27.0	—	27.0	0.4	27.4
Other comprehensive income (loss)	—	—	—	—	—	—	—	24.2	24.2	0.1	24.3
Balance at March 31, 2018	$—	156,079,898	$1.7	16,018,830	$(401.3)	$161.3	$968.6	$51.2	$781.5	$8.8	$790.3

Stock options exercised	—	221,464	—	—	—	4.2	—	—	4.2	—	4.2
Restricted stock units vested	—	5,964	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.4	—	—	2.4	—	2.4
Treasury stock acquired	—	(1,384)	—	1,384	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Consolidated net income (loss)	—	—	—	—	—	—	31.2	—	31.2	0.3	31.5
Other comprehensive income (loss)	—	—	—	—	—	—	—	(36.4)	(36.4)	(0.4)	(36.8)
Balance at June 30, 2018	$—	156,305,942	$1.7	16,020,214	$(401.4)	$167.9	$993.6	$14.8	$776.6	$8.7	$785.3

Stock options exercised	—	127,003	—	—	—	2.5	—	—	2.5	—	2.5
Restricted stock units vested	—	83,923	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock based compensation	—	—	—	—	—	3.3	—	—	3.3	—	3.3
Treasury stock acquired	—	(4,666)	—	4,666	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Distribution to noncontrolling intersts	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net income (loss)	—	—	—	—	—	—	43.4	—	43.4	0.7	44.1
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2.1)	(2.1)	(0.2)	(2.3)
Balance at September 30, 2018	$—	156,512,202	$1.7	16,024,880	$(401.5)	$173.3	$1,030.7	$12.7	$816.9	$8.3	$825.2

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$129.2	$103.1
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	57.3	48.3
Stock-based compensation expense	10.1	8.2
Deferred income taxes	(0.5)	(8.6)
Other non-cash expenses, net	1.7	28.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(8.0)	(6.9)
Inventories	(80.9)	(55.3)
Accounts payable and accrued expenses	10.3	(1.2)
Income taxes payable, net	(6.4)	(8.5)
Deferred revenue	9.7	4.8
Customer advances	(9.1)	2.1
Other changes in operating assets and liabilities, net	(36.2)	(7.3)
Net cash provided by operating activities	77.2	107.4

Cash flows from investing activities:
Purchases of short-term investments	(6.4)	—
Maturities of short-term investments	—	117.0
Cash paid for acquisitions, net of cash acquired	(79.0)	(55.3)
Purchases of property, plant and equipment	(44.8)	(28.9)
Proceeds from sales of property, plant and equipment	11.0	0.1
Net cash (used in) provided by investing activities	(119.2)	32.9

Cash flows from financing activities:
Repayments of Note Purchase Agreement	(15.0)	—
Repayments of revolving lines of credit	(50.5)	(202.5)
Proceeds from revolving lines of credit	250.6	27.5
Repayment of other debt	(4.8)	(0.9)
Proceeds of other debt	0.4	—
Proceeds from issuance of common stock, net	8.1	8.9
Payment of contingent consideration	(5.6)	(2.3)
Repurchase of common stock	(142.3)	—
Payment of dividends	(18.8)	(18.8)
Cash payments to noncontrolling interest	—	(0.9)
Net cash provided by (used in) financing activities	22.1	(189.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.4)	(5.4)
Net change in cash, cash equivalents and restricted cash	(26.3)	(54.1)
Cash, cash equivalents and restricted cash at beginning of period	326.3	328.9
Cash, cash equivalents and restricted cash at end of period	$300.0	$274.8

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90.5% and 90.4% of the Company’s revenues during the three and nine months ended September 30, 2019, respectively, and 89.4% and 89.9% of the Company’s revenues during the three and nine months ended September 30, 2018, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2019, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, have not changed other than for lease accounting as detailed in Footnote 14.

2.    Revenue

The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by Group:
Bruker BioSpin	$143.7	$139.5	$422.4	$411.2
Bruker CALID	158.2	134.6	446.9	393.9
Bruker Nano	169.9	143.0	461.7	401.4
BEST	52.5	50.9	152.2	139.2
Eliminations	(3.2)	(1.4)	(10.5)	(3.7)
Total revenue	$521.1	$466.6	$1,472.7	$1,342.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by End Customer Geography:
United States	$135.5	$134.1	$379.3	$347.3
Germany	57.7	44.9	150.1	135.3
Rest of Europe	121.0	114.6	350.0	346.4
Asia Pacific	158.5	134.4	464.5	396.8
Other	48.4	38.6	128.8	116.2
Total revenue	$521.1	$466.6	$1,472.7	$1,342.0

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized at a point in time	$463.8	$427.1	$1,310.2	$1,227.6
Revenue recognized over time	57.3	39.5	162.5	114.4
Total revenue	$521.1	$466.6	$1,472.7	$1,342.0

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2019, remaining performance obligations were approximately $1,520.5 million. The Company expects to recognize revenue on approximately 63.6% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to five years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2019 and December 31, 2018 was $38.1 million and $25.9 million, respectively. The increase in the contract asset balance during the nine month period ended September 30, 2019 is primarily a result of foreign currency translation and contracts that have been recognized as revenue during the nine month period ending September 30, 2019 for which billing cannot contractually occur as of September 30, 2019.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected. As of September 30, 2019 and December 31, 2018, the contract liabilities were $295.1 million and $288.5 million, respectively. The increase in the contract liability balance during the nine month period ended September 30, 2019 is primarily a result of new performance obligations entered into during the nine month period. Approximately $165.0 million of the contract liability balance on December 31, 2018 was recognized as revenue during the nine month period ended September 30, 2019.

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

2019

On April 2, 2019, the Company acquired Rave LLC (“Rave”), a privately held company, for a purchase price of $52.2 million with the potential for additional consideration of up to $5.0 million based on revenue and gross margin achievements in 2019 and 2020. Rave develops and manufactures nanomachining and laser photomask repair equipment. Rave was integrated into the Bruker Nano Group within the BSI reportable segment. The acquisition of Rave was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$55.8
Contingent consideration	4.4
Working capital adjustment	(3.6)
Total consideration transferred	$56.6

Allocation of Consideration Transferred:
Inventories	$23.1
Accounts receivable	2.2
Other current and non-current assets	0.8
Property, plant and equipment	2.1
Operating lease assets	1.0
Intangible assets:
Technology	17.9
Customer relationships	15.5
Trade name	1.5
Goodwill	6.4
Liabilities assumed	(13.9)
Total consideration allocated	$56.6

The preliminary fair value allocation included contingent consideration in the amount of $4.4 million, which represented the estimated fair value of future payments to the former shareholders of Rave based on achieving revenue and gross margin percentage targets for the period ended April 30, 2020. The Company expects to complete the fair value allocation during the measurement period. The amortization period for all intangible assets acquired in connection with Rave is ten years.

In the nine months ended September 30, 2019, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses.

The following table reflects the consideration transferred and the respective reporting segment for each of these acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
PMOD Technologies GmbH	July 1, 2019	BSI	8.9	7.9
			$27.5	$24.3

2018

The following acquisitions occurred in the nine months ended September 30, 2018 (dollars in millions):

Company Acquired	Anasys	JPK
Reportable segment assigned	BSI	BSI
Consideration Transferred:
Cash paid	$27.0	$16.6
Cash acquired	—	(0.2)
Contingent consideration	5.3	4.3
Total consideration transferred	$32.3	$20.7

Allocation of Consideration Transferred:
Inventories	$2.8	$3.0
Accounts receivable	0.8	1.8
Other current and non-current assets	1.1	0.7
Intangible assets:
Technology	7.3	7.0
Customer relationships	8.0	7.5
Backlog	1.8	1.1
Trade name	0.6	0.6
Goodwill	16.6	8.0
Deferred taxes, net	(3.2)	(4.9)
Liabilities assumed	(3.5)	(4.1)
Total consideration allocated	$32.3	$20.7

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

The preliminary fair value allocation included contingent consideration in the amount of $4.3 million, which represented the estimated fair value of future payments to the former shareholders of JPK based on JPK achieving various operational achievements for the years 2019 and 2020. The Company completed the fair value allocation in the second quarter of 2019. The amortization period for all intangible assets acquired in connection with JPK is eight years, except for backlog which will be amortized over one year.

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$0.7	$1.2	$2.1	$3.2
Restricted stock awards	0.1	0.3	0.3	0.7
Restricted stock units	2.7	1.8	6.3	4.3
Total stock-based compensation	$3.5	$3.3	$8.7	$8.2

In addition to the awards above, the Company recorded stock-based compensation expense of $0.6 million and $1.4 million in the three and nine months ended September 30, 2019, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs of product revenue	$0.5	$0.5	$1.3	$1.2
Selling, general and administrative	2.5	2.3	6.1	5.8
Research and development	0.5	0.5	1.3	1.2
Total stock-based compensation	$3.5	$3.3	$8.7	$8.2

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the nine months ended September 30, 2019 and 2018 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2019		2018
Risk-free interest rates	1.55%		2.80%
Expected life	5.33	years	5.38	years
Volatility	29.57%		28.46%
Expected dividend yield	0.38%		0.47%

Stock option activity for the nine months ended September 30, 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic Value
	to Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2018	2,593,310	$21.41
Granted	112,232	44.17
Exercised	(465,701)	19.27
Forfeited/Expired	(85,340)	22.35
Outstanding at September 30, 2019	2,154,501	$23.03	5.1	$45.2

Exercisable at September 30, 2019	1,544,782	$20.49	4.8	$36.2

Exercisable and expected to vest at September 30, 2019 (a)	2,103,772	$22.87	5.1	$44.4
(a)	In addition to the options that are vested at September 30, 2019, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2019.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $43.93 on September 30, 2019 and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $11.16 and $9.50 per share during the nine months ended September 30, 2019 and 2018, respectively.

The total intrinsic value of options exercised was $10.3 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted stock award activity for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2018	24,633	$19.82
Vested	(24,633)	19.82
Outstanding at September 30, 2019	—	$—

The total fair value of restricted stock awards vested was $1.0 million and $1.1 million in the nine months ended September 30, 2019 and 2018, respectively.

Restricted stock unit activity for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2018	806,249	$29.88
Granted	346,462	40.66
Vested	(213,286)	31.14
Forfeited	(32,482)	29.20
Outstanding at September 30, 2019	906,943	$33.73

The total fair value of restricted stock units vested was $6.6 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the Company expects to recognize pre-tax stock-based compensation expense of $3.3 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.5 years. The Company does not expect to recognize any additional pre-tax stock-based compensation expense for restricted stock awards granted under the Company's stock plans. The Company also expects to recognize additional pre-tax stock-based compensation expense of $24.9 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.0 years.

5.    Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the three and nine months ended September 30, 2019 or 2018.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Bruker Corporation, as reported	$61.3	$43.4	$128.6	$101.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	154.2	156.4	155.7	156.1
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.4	1.0	1.3	1.1
	155.6	157.4	157.0	157.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.40	$0.28	$0.83	$0.65
Diluted	$0.39	$0.28	$0.82	$0.65

Stock options to purchase approximately 0.1 million shares and 0.6 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive. Stock options to purchase approximately 0.5 million shares and 0.6 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company's financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2019 and December 31, 2018 (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
September 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.3	$—	$0.3	$—
Foreign exchange contracts	0.3	—	0.3	—
Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.5	$—	$—	$15.5
Hybrid instrument liability	14.3	—	—	14.3
Foreign exchange contracts	1.5	—	1.5	—
Embedded derivatives in purchase and delivery contracts	0.8	—	0.8	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$32.3	$—	$2.5	$29.8

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.1	$—	$—	$15.1
Hybrid instrument liability	12.9	—	—	12.9
Foreign exchange contracts	2.8	—	2.8	—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$32.2	$—	$4.2	$28.0

The Company's financial instruments consist primarily of restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration, a hybrid instrument liability and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $216.1 million and $228.8 million at September 30, 2019 and December 31, 2018, respectively, based on the outstanding amount at September 30, 2019 and December 31, 2018, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2019 or 2018.

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

The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2019 (dollars in millions):

Balance at December 31, 2018	$15.1
Current period additions	5.4
Current period adjustments	1.4
Current period settlements	(6.1)
Foreign currency effect	(0.3)
Balance at September 30, 2019	$15.5

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

The following table sets forth the changes in hybrid instrument liability for the nine months ended September 30, 2019 (dollars in millions):

Balance at December 31, 2018	$12.9
Current period adjustments	1.4
Balance at September 30, 2019	$14.3

7.    Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company's unaudited condensed consolidated statement of cash flows.

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows (dollars in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning Balance	$3.9	$3.9
Ending Balance	3.7	4.7

8.    Inventories

Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2019	2018
Raw materials	$194.6	$164.5
Work-in-process	216.3	182.4
Finished goods	101.8	94.8
Demonstration units	74.0	67.9
Inventories	$586.7	$509.6

Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. As of September 30, 2019 and December 31, 2018, the value of inventory-in-transit was $27.8 million and $38.3 million, respectively.

9.    Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended September 30, 2019 (dollars in millions):

Balance at December 31, 2018	$275.7
Current period additions	13.9
Current period adjustments	(0.6)
Foreign currency effect	(6.7)
Balance at September 30, 2019	$282.3

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$294.4	$(175.0)	$119.4	$272.6	$(160.5)	$112.1
Customer relationships	131.1	(27.1)	104.0	112.0	(18.1)	93.9
Non compete contracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	13.2	(2.5)	10.7	11.6	(1.6)	10.0
Other	5.4	(5.2)	0.2	5.1	(2.4)	2.7
Intangible assets	$445.9	$(211.6)	$234.3	$403.1	$(184.4)	$218.7

For the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $9.2 million and $6.9 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $29.2 million and $21.5 million, respectively, related to intangible assets subject to amortization.

10.  Debt

The Company’s debt obligations as of September 30, 2019 and December 31, 2018 consisted of the following (dollars in millions):

	September 30,	December 31,
	2019	2018
US Dollar revolving loan under the 2015 Credit Agreement	$310.4	$111.6
US Dollar notes under the Note Purchase Agreement	205.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.4)	(0.5)
Other revolving loans	—	2.9
Capital lease obligations and other loans	3.8	7.1
Total debt	518.8	341.1
Current portion of long-term debt	(0.3)	(18.5)
Total long-term debt, less current portion	$518.5	$322.6

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2019 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2015 Credit Agreement	2.5%	$500.0	$310.4	$1.1	$188.5
Alicona revolving line of credit	—	5.3	—	—	5.3
Other lines of credit	—	231.4	—	126.4	105.0
Total revolving lines of credit		$736.7	$310.4	$127.5	$298.8

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

As of September 30, 2019, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.

11.  Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. The Company had the following notional amounts outstanding under foreign exchange contracts at September 30, 2019 and December 31, 2018 (in millions):

	Notional			Notional
	Amount in Buy			Amount in U.S.	Fair Value of	Fair Value of
Buy	Currency	Sell	Maturity	Dollars	Assets	Liabilities
September 30, 2019:
Euro	17.9	U.S. Dollars	October 2019	$20.1	$—	$0.6
Great Britain Pound	8.1	Euro	October 2019	9.7	0.3	—
Swiss Francs	9.4	Japanese Yen	October 2019	9.6	—	0.1
Swiss Francs	7.7	U.S. Dollars	October 2019	7.9	—	0.2
Euro	6.5	Great Britain Pound	October 2019 to October 2020	7.2	—	0.1
Taiwan Dollar	204.0	U.S. Dollars	October 2019	6.6	—	0.1
Chinese Renminbi	72.3	U.S. Dollars	October 2019	10.5	—	0.4
Euro	2.9	Chinese Renminbo	October 2019	3.1	—	—
Singapore Dollar	4.2	U.S. Dollars	October 2019	3.1	—	—
Singapore Dollar	2.8	Euro	October 2019	2.0	—	—
Swedish Krona	26.7	Euro	October 2019	2.7	—	—
				$82.5	$0.3	$1.5
December 31, 2018:
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britian Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britian Pound	May 2019 to October 2020	8.0	0.1	—
				$102.4	$0.2	$2.8

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $81.3 million for the delivery of products and $7.6 million for the purchase of products at September 30, 2019 and $113.5 million for the delivery of products and $6.0 million for the purchase of products at December 31, 2018. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At September 30, 2019 and December 31, 2018, the Company had fixed price commodity contracts with notional amounts aggregating $5.1 million and $6.8 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (dollars in millions):

		September 30,	December 31,
	Balance Sheet Location	2019	2018
Derivative assets:
Foreign exchange contracts	Other current assets	$0.3	$0.2
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	0.1	0.2

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.5	$2.8
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.8	0.9
Fixed price commodity contracts	Other current liabilities	0.2	0.5

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange contracts	$(1.0)	$1.4	$1.3	$(6.7)
Embedded derivatives in purchase and delivery contracts	(0.1)	—	—	1.3
Fixed price commodity contracts	—	(0.3)	0.3	(1.2)
Net impact to interest and other income (expense)	$(1.1)	$1.1	$1.6	$(6.6)

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

The income tax provision for the three months ended September 30, 2019 and 2018 was $21.7 million and $21.2 million, respectively, representing effective tax rates of 26.1% and 32.4%, respectively. The income tax provision for the nine months ended September 30, 2019 and 2018 was $40.0 million and $41.4 million, respectively, representing effective tax rates of 23.6% and 28.7%, respectively. The Company's effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2019 and December 31, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $6.5 million which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2019 and December 31, 2018, approximately $0.3 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the three and nine months ended September 30, 2019. There were no penalties or interest recorded in the three and nine months ended September 30, 2018.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.3% from the U.S. statutory rate of

21.0% in the nine months ended September 30, 2019. The Company has not been a party to any material tax holiday agreements. The tax years 2013 to 2018 are open to examination in Germany and Switzerland. Tax years 2011 to 2018 remain open for examination in the United States.

13.  Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Letters of Credit and Guarantees

At September 30, 2019 and December 31, 2018, the Company had bank guarantees of $127.5 million and $138.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract.

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model Gebrauchsmuster licensed to Zeiss pertaining to one specific Luxendo product category. The Company intends to vigorously defend against this claim.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. The Company intends to vigorously defend against this claim.

As of September 30, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies.

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

As of September 30, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies related to these matters.

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

The components of lease cost for the three and nine months ended September 30, 2019 are as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Amortization of right-of-use assets	$0.1	$0.2
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.2

Operating lease cost	$6.1	$18.8
Short term lease cost	0.5	1.6
Variable lease cost	1.0	2.7
Sublease income	(0.3)	(0.9)
Total lease cost	$7.4	$22.4

Supplemental balance sheet information as of September 30, 2019 related to leases was as follows (dollars in millions):

	September 30, 2019
Operating leases
Operating lease assets, net	$68.9
Other current liabilities	20.4
Operating lease liability - long term	50.7

Finance leases
Property, plant and equipment, net	$1.5
Current portion of long-term debt	0.4
Long-term debt	1.0

Weighted average remaining lease term
Operating leases	5.2	years
Finance leases	3.5	years

Weighted average discount rate
Operating leases	2.5%
Finance leases	2.8%

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows (dollars in millions):

Nine Months Ended
September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	17.7
Financing cash flows from finance leases	0.2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$16.4
Finance leases	0.8

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows (dollars in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$5.9	$0.1
2020	20.6	0.5
2021	15.2	0.4
2022	9.7	0.3
2023	7.6	0.2
Thereafter	16.7	—
Total undiscounted lease payments	75.7	1.5
Less: Imputed interest	(4.6)	(0.1)
Total lease liabilities	$71.1	$1.4

As of December 31, 2018, minimum commitments for the Company’s leases as required under prior lease guidance in ASC 840 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$25.3	$—
2020	19.1	0.1
2021	13.7	0.1
2022	9.3	—
2023	7.3	—
Thereafter	18.4	—
Total	$93.1	$0.2

15.  Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchases of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company repurchased a total of 1,022,469 shares at an aggregate cost of $42.3 million in the three months ended September 30, 2019 and a total of 3,323,104 shares at an aggregate cost of $142.3 million in the nine months ended September 30, 2019. No repurchases occurred in the three and nine months ended September 30, 2018. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of October 30, 2019 is $157.7 million and this Repurchase Program expires on May 13, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income	$61.5	$44.2	$129.2	$103.1
Foreign currency translation adjustments	(36.5)	(2.5)	(38.9)	(17.1)
Pension liability adjustments, net of tax	1.1	0.2	1.7	2.3
Net comprehensive income (loss)	26.1	41.9	92.0	88.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	0.5	1.0	0.9
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	(1.2)	—	(1.8)	—
Comprehensive income (loss) attributable to Bruker Corporation	$27.1	$41.4	$92.8	$87.4

The following is a summary of the components of accumulated other comprehensive income, net of tax, at September 30, 2019 (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Income
Balance at December 31, 2018	$46.9	$(29.9)	$17.0
Other comprehensive income (loss) before reclassifications	(37.6)	0.6	(37.0)
Amounts reclassified from other comprehensive income (loss), net of tax of $0.2 million	—	1.2	1.2
Net current period other comprehensive income (loss)	(37.6)	1.8	(35.8)
Balance at September 30, 2019	$9.3	$(28.1)	$(18.8)

16.  Other Charges (Gain), Net

The components of other charges (gain), net were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Information technology transformation costs	$0.8	$1.1	$2.8	$3.5
Restructuring charges	(7.4)	2.0	(5.5)	5.9
Acquisition-related charges	0.9	1.2	5.9	2.3
Other	0.4	0.9	1.7	3.5
Other charges (gain), net	$(5.3)	$5.2	$4.9	$15.2

Restructuring Initiatives

Restructuring charges for the three and nine month periods ended September 30, 2019 and 2018 include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges for the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$0.6	$0.5	$4.1	$0.8
Other charges, net	(7.4)	2.0	(5.5)	5.9
	$(6.8)	$2.5	$(1.4)	$6.7

In the three and nine months ended September 30, 2019, the restructuring charges included a gain of 7.8 million related to the sale of a building in Leipzig, Germany.

The following table sets forth the changes in restructuring reserves for the nine months ended September 30, 2019 (dollars in millions):

				Provisions
				for Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	(1.4)	4.1	(5.9)	0.4
Cash payments	(5.3)	(4.1)	(1.2)	—
Other, non-cash adjustments and foreign currency effect	4.1	(0.5)	5.9	(1.3)
Balance at September 30, 2019	$4.7	$1.5	$0.2	$3.0

17.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense, net	$(4.7)	$(2.3)	$(11.5)	$(8.3)
Exchange (losses) gains on foreign currency transactions	0.7	(0.6)	(0.7)	(1.6)
Pension components	(0.6)	(0.9)	(1.8)	(2.2)
Other	—	0.1	—	0.6
Interest and other income (expense), net	$(4.6)	$(3.7)	$(14.0)	$(11.5)

18.  Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment for the three and nine months ended September 30, 2019 and 2018 are presented below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
BSI	$471.8	$417.1	$1,331.0	$1,206.5
BEST	52.5	50.9	152.2	139.2
Eliminations (a)	(3.2)	(1.4)	(10.5)	(3.7)
Total revenue	$521.1	$466.6	$1,472.7	$1,342.0

Operating Income (loss)
BSI	$84.0	$63.6	$173.3	$146.5
BEST	3.7	5.4	9.9	9.3
Corporate, eliminations and other (b)	0.1	0.1	—	0.2
Total operating income	$87.8	$69.1	$183.2	$156.0
(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment as of September 30, 2019 and December 31, 2018 are as follows (dollars in millions):

	September 30,	December 31,
	2019	2018
Assets:
BSI	$2,296.5	$2,100.6
BEST	59.2	33.2
Eliminations and other (a)	(3.6)	(5.2)
Total assets	$2,352.1	$2,128.6
(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.

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

20.  Subsequent Events

On October 1, 2019, the Company acquired the electron paramagnetic resonance (“EPR”) business of Magnettech GmbH (“Magnettech”), a privately held Company, for a purchase price of Euro 8.5 million (approximately $9.3 million). Magnettech is a leading provider of benchtop electron paramagnetic resonance systems and EPR accessories. Magnettech is located in Freiberg, Germany and will be integrated into the Bruker BioSpin Group within the BSI Segment. The purchase accounting for this acquisition will be finalized within the measurement period.

On October 31, 2019, Bruker Corporation signed a purchase and sale agreement to acquire the land and buildings at 15 Fortune Drive and 44 Manning Road, both in Billerica, MA, for a total purchase price of $12.3 million, from a trust controlled equally by Bruker’s President and CEO, Frank Laukien, and his half-brother, Dirk D. Laukien. The price for the properties is based on an independent third-party appraisal and arms-length negotiations with the sellers. The properties are located adjacent to the Company’s corporate headquarters at 40 Manning Road, Billerica, MA which is already a corporate asset. One of the properties, 15 Fortune Drive, is currently leased by the Company and the other property, 40 Manning Road, is leased to third parties.

These purchase are part of the Company’s plan to expand its corporate campus in Billerica for future business growth. Subject to satisfactory due diligence and customary closing conditions, the transaction is expected to close in the first quarter of 2020.

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

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which express that we "believe," "anticipate," "plan," "expect," "seek," "estimate," or "should," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations, but are subject to risks and uncertainties that could cause actual results to differ materially from those indicated, including, but not limited to, risks and uncertainties relating to adverse changes in conditions in the global economy and volatility in the capital markets, the integration and assumption of liabilities of businesses we have acquired or may acquire in the future, fluctuations in foreign currency exchange rates, payment of future dividends, future share repurchases, future acquisition activity, our ability to successfully implement our restructuring initiatives, our future cash flow, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, loss of key personnel, dependence on collaborative partners, key suppliers and contract manufacturers, capital spending and government funding policies, changes in governmental regulations, the use and protection of intellectual property rights, litigation, and other risk factors discussed from time to time in our filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2018 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three month period ended September 30, 2019 was $521.1 million, an increase of $54.5 million, or 11.7%, from the three month period ended September 30, 2018. Revenue from companies acquired within the past twelve months represented $29.9 million, or 6.4%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $10.7 million, or 2.3%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $35.3 million, or 7.6%. Revenues increased on an organic basis within the Bruker CALID, Bruker Nano and Bruker BioSpin Groups. From a geographic perspective, revenues increased in Europe and the Asia Pacific region.

Revenue for the nine month period ended September 30, 2019 was $1,472.7 million, an increase of $130.7 million, or 9.7%, from the nine month period ended September 30, 2018. Revenue from companies acquired within the past twelve months represented $94.4 million, or 7.0%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $43.8 million, or 3.3%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $80.1 million, or 6.0%. Revenues increased on an organic basis within the Bruker CALID, Bruker Nano and Bruker BioSpin Groups, and at the BEST Segment. Revenues also increased across the major geographic regions.

Our gross profit margin increased to 48.7% during the three months ended September 30, 2019 compared to 47.7% for the three months ended September 30, 2018. Our gross profit margin increased to 47.5% during the nine months ended September 30, 2019 compared to 46.7% for the nine months ended September 30, 2018. The increase in gross profit margin resulted primarily from operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Our operating margin increased to 16.8% for the three months ended September 30, 2019 compared to 14.8% during the three months ended September 30, 2018. The increase in operating margin was due to operational improvements and favorable foreign currency translation. Our operating margin increased to 12.4% for the nine months ended September 30, 2019 compared to 11.6% during the nine months ended September 30, 2018. The operating margin expansion was primarily due to operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Our income tax provision in the three month periods ended September 30, 2019 and 2018 was $21.7 million and $21.2 million, respectively, representing effective tax rates of 26.1% and 32.4%, respectively. The decrease in our effective tax rate was primarily due to the impact of a favorable discrete item in the period. Our income tax provision in the nine month periods ended September 30, 2019 and 2018 was $40.0 million and $41.4 million, respectively, representing effective tax rates of 23.6% and 28.7%, respectively. The decrease in our effective tax rate was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) in the nine months ended September 30, 2019, and other favorable discrete items.

Diluted earnings per share for the three month period ended September 30, 2019 were $0.39, an increase of $0.11 compared to $0.28 per share in the three month period ended September 30, 2018. Diluted earnings per share for the nine month period ended September 30, 2019 were $0.82, an increase of $0.17 compared to $0.65 per share in the nine month period ended September 30, 2018. The increase in both periods was primarily due to revenue growth and higher gross and operating profit.

Operating cash flow for the nine month period ended September 30, 2019 was a source of cash of $77.2 million. For the nine month period ended September 30, 2019, our free cash flow, a non-GAAP measure, was $32.4 million, calculated as follows (dollars in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$77.2	$107.4
Less: Purchases of property, plant and equipment	44.8	28.9
Free Cash Flow	$32.4	$78.5

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

In May 2019, our Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchases of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 1,022,469 shares at an aggregate cost of $42.3 million in the three months ended September 30, 2019 and a total of 3,323,104 shares at an aggregate cost of $142.3 million in the nine months ended September 30, 2019. No repurchases occurred in the three and nine months ended September 30, 2018. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of October 30, 2019 is $157.7 million and this Repurchase Program expires on May 13, 2021.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Consolidated Results

The following table presents our results for the three months ended September 30, 2019 and 2018 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2019	2018
Product revenue	$440.6	$385.5
Service revenue	78.8	79.6
Other revenue	1.7	1.5
Total revenue	521.1	466.6

Cost of product revenue	220.4	197.3
Cost of service revenue	46.5	46.6
Cost of other revenue	0.3	0.1
Total cost of revenue	267.2	244.0
Gross profit	253.9	222.6

Operating expenses:
Selling, general and administrative	125.3	106.5
Research and development	46.1	41.8
Other charges (gain), net	(5.3)	5.2
Total operating expenses	166.1	153.5
Operating income	87.8	69.1

Interest and other income (expense), net	(4.6)	(3.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	83.2	65.4
Income tax provision	21.7	21.2
Consolidated net income	61.5	44.2
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.2	0.8
Net income attributable to Bruker Corporation	$61.3	$43.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.40	$0.28
Diluted	$0.39	$0.28

Weighted average common shares outstanding:
Basic	154.2	156.4
Diluted	155.6	157.4

Revenue

For the three months ended September 30, 2019, our revenue increased by $54.5 million, or 11.7%, to $521.1 million, compared to $466.6 million for the comparable period in 2018. Included in revenue was an increase of approximately $29.9 million from acquisitions and a decrease of $10.7 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $35.3 million, or 7.6%. The constant currency revenue growth, a non-GAAP measure, for the period ended September 30, 2019 was $65.2 million, or 14.0%.

BSI Segment revenue increased by $54.7 million, or 13.1%, to $471.8 million for the three months ended September 30, 2019, compared to $417.1 million for the three months ended September 30, 2018. BEST Segment revenue increased by $1.6 million, or

3.1%, to $52.5 million for the three months ended September 30, 2019, compared to $50.9 million for the three months ended September 30, 2018.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $253.9 million, or 48.7% of revenue, compared to $222.6 million, or 47.7% of revenue, for the three months ended September 30, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $9.3 million and $7.2 million for the three months ended September 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended September 30, 2019 and 2018 were 50.5% and 49.2%, respectively. The increase in gross profit margin resulted from operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2019 increased to $125.3 million, or 24.0% of total revenue, from $106.5 million, or 22.8% of total revenue, for the comparable period in 2018. The increase was a result of selected ivestments in the businesses and the assumption of expenses associated with acquisitions.

Research and Development

Our research and development expenses for the three months ended September 30, 2019 increased to $46.1 million, or 8.8% of total revenue, from $41.8 million, or 9.0% of total revenue, for the comparable period in 2018. The decrease as a percentage of revenue is a result of increased revenue in the three months ended September 30, 2019.

Other Charges (Gain), Net

Other charges (gain), net of ($5.3) million recorded for the three months ended September 30, 2019 were primarily related to the BSI Segment and consisted of ($7.4) million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.4 million related to professional fees, $0.8 million of costs associated with our global information technology (IT) transformation initiative and $0.9 million of acquisition-related charges related to acquisitions completed in 2019 and 2018. The restructuring charges in the three months ended September 30, 2019 included a gain of $7.8 million related to the sale of a building in Leipzig, Germany. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges (gain), net of $5.2 million recorded for the three months ended September 30, 2018 were primarily related to the BSI Segment and consisted of $2.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.9 million related to professional fees, $1.1 million of costs associated with our global IT transformation initiative and $1.2 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

Operating Income

Operating income for the three months ended September 30, 2019 was $87.8 million, resulting in an operating margin of 16.8%, compared to operating income of $69.1 million, and an operating margin of 14.8%, for the three months ended September 30, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $7.7 million and $14.2 million for the three months ended September 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended September 30, 2019 and 2018 were 18.3% and 17.9%, respectively. The increase in GAAP and non-GAAP operating margin was due to operational improvements and favorable foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2019 was an expense of $4.6 million compared to an expense of $3.7 million for the comparable period of 2018.

During the three months ended September 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $4.7 million, realized and unrealized gains on foreign currency denominated transactions of $0.7 million and $0.6 million related to pension plan expenses. During the three months ended September 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $2.3 million, realized and unrealized losses on foreign currency denominated transactions of $0.6 million and $0.9 million related to pension plan expenses.

Income Tax Provision

The 2019 and 2018 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended September 30, 2019 and 2018 was $21.7 million and $21.2 million, respectively, representing effective tax rates of 26.1% and 32.4%, respectively.  The decrease in our effective tax rate was primarily due to the impact of favorable discrete items in the period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.8 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the three months ended September 30, 2019 was $61.3 million, or $0.39 per diluted share, compared to $43.4 million, or $0.28 per diluted share, for the comparable period in 2018. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and significant gross and operating profit improvements.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2019	2018	Dollar Change	Change
BSI	$471.8	$417.1	$54.7	13.1%
BEST	52.5	50.9	1.6	3.1%
Eliminations (a)	(3.2)	(1.4)	(1.8)	—
	$521.1	$466.6	$54.5	11.7%
(a)	Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $54.7 million, or 13.1%, to $471.8 million for the three months ended September 30, 2019, compared to $417.1 million for the three months ended September 30, 2018. Revenue includes approximately $27.9 million attributable to recent acquisitions and approximately $8.9 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $35.7 million, or 8.6%. The constant currency revenue growth, a non-GAAP measure, for the period ended September 30, 2019 was $63.6 million, or 15.3%.

The Bruker BioSpin Group revenue increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to growth in the system revenue, which included the revenue recognition of a 1.0 GHz system, as well as aftermarket revenue and a small contribution from recent software acquisitions.

The Bruker CALID Group revenue increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as a result of continued strong demand for life science mass spectrometry and microbiology products and contributions from an acquisition.

The Bruker Nano Group revenue increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as a result of demand for advanced X-ray, surface analysis and nano analysis products and contributions from our recent acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System revenue	$345.6	73.3%	$296.3	71.0%
Aftermarket revenue	126.2	26.7%	120.8	29.0%
Total revenue	$471.8	100.0%	$417.1	100.0%

BEST Segment Revenue

BEST Segment revenue increased $1.6 million, or 3.1%, to $52.5 million for the three months ended September 30, 2019, compared to $50.9 million for the comparable period in 2018. The increase in revenue resulted primarily from shipments of superconductors for healthcare applications.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System and wire revenue	$51.6	98.3%	$50.2	98.6%
Aftermarket revenue	0.9	1.7%	0.7	1.4%
Total revenue	$52.5	100.0%	$50.9	100.0%

Gross Profit and Operating Expenses

For the three months ended September 30, 2019, gross profit margin in the BSI Segment increased to 51.8% from 51.0% compared to the three months ended September 30, 2018. BEST Segment gross margin decreased to 17.7% from 19.4% for the three months ended September 30, 2019 and 2018, respectively.

In the three months ended September 30, 2019, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $165.8 million, or 35.1% of segment revenue, from $143.8 million, or 34.5% of segment revenue in the comparable period in 2018. The increase was a result of selected investments in the businesses and the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $5.6 million, or 10.7% of segment revenue, compared to $4.5 million, or 8.8% of segment revenue, for the comparable period in 2018. The increase as a percentage of revenue was a result of the timing of expenses in the three months ended September 30, 2019.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI	$84.0	17.8%	$63.6	15.2%
BEST	3.7	7.0%	5.4	10.6%
Corporate, eliminations and other (a)	0.1		0.1
Total operating income	$87.8	16.8%	$69.1	14.8%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended September 30, 2019 was $84.0 million, resulting in an operating margin of 17.8%, compared to operating income of $63.6 million, resulting in an operating margin of 15.2%, for the comparable period in 2018. Operating income included $7.3 million and $14.1 million in the three months ended September 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative. Excluding these charges, non-GAAP operating margins were 19.4% and 18.6% for the three months ended September 30, 2019 and 2018, respectively. The increase in GAAP and non-GAAP operating margin was due to operational improvements and favorable foreign currency translation.

BEST Segment operating income decreased for the three months ended September 30, 2019 to $3.7 million, resulting in an operating margin of 7.0%, compared to operating income of $5.4 million, resulting in an operating margin of 10.6%, for the comparable period in 2018. Operating income included $0.4 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs. Excluding these charges, non-GAAP operating margins were 7.8% and 10.8% for the three months ended September 30, 2019 and 2018, respectively. GAAP and non-GAAP operating margins decreased primarily due to product mix.

Nine Months Ended September 30, 2019 compared to the nine Months Ended September 30, 2018

Consolidated Results

The following table presents our results for the nine months ended September 30, 2019 and 2018 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2019	2018
Product revenue	$1,235.3	$1,105.8
Service revenue	234.8	230.8
Other revenue	2.6	5.4
Total revenue	1,472.7	1,342.0

Cost of product revenue	627.9	571.6
Cost of service revenue	145.3	142.2
Cost of other revenue	0.5	1.0
Total cost of revenue	773.7	714.8
Gross profit	699.0	627.2

Operating expenses:
Selling, general and administrative	369.9	327.4
Research and development	141.0	128.6
Other charges (gain), net	4.9	15.2
Total operating expenses	515.8	471.2
Operating income	183.2	156.0

Interest and other income (expense), net	(14.0)	(11.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	169.2	144.5
Income tax provision	40.0	41.4
Consolidated net income	129.2	103.1
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.6	1.5
Net income attributable to Bruker Corporation	$128.6	$101.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.83	$0.65
Diluted	$0.82	$0.65

Weighted average common shares outstanding:
Basic	155.7	156.1
Diluted	157.0	157.2

Revenue

For the nine months ended September 30, 2019, our revenue increased by $130.7 million, or 9.7%, to $1,472.7 million, compared to $1,342.0 million for the comparable period in 2018. Included in revenue was an increase of approximately $94.4 million from acquisitions and a decrease of $43.8 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $80.1 million, or 6.0%. The constant currency revenue growth, a non-GAAP measure, for the period ended September 30, 2019 was $174.5 million, or 13.0%.

BSI Segment revenue increased by $124.5 million, or 10.3%, to $1,331.0 million for the nine months ended September 30, 2019, compared to $1,206.5 million for the nine months ended September 30, 2018. BEST Segment revenue increased by $13.0 million, or 9.3%, to $152.2 million for the nine months ended September 30, 2019, compared to $139.2 million for the nine months ended September 30, 2018.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $699.0 million, or 47.5% of revenue, compared to $627.2 million, or 46.7% of revenue, for the nine months ended September 30, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $32.5 million and $19.0 million for the nine months ended September 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margins for the nine months ended September 30, 2019 and 2018 were 49.7% and 48.2%, respectively. The increase in gross profit margin resulted primarily from operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2019 increased to $369.9 million, or 25.1% of total revenue, from $327.4 million, or 24.4% of total revenue, for the comparable period in 2018. The increase was a result of selected investments and the assumption of expenses associated with acquisitions, partially offset by favorable foreign currency translation.

Research and Development

Our research and development expenses for the nine months ended September 30, 2019 increased to $141.0 million, or 9.6% of total revenue, from $128.6 million, or 9.6% of total revenue, for the comparable period in 2018. The increase was primarily a result of the assumption of expenses associated with acquisitions, partially offset by favorable foreign currency translation.

Other Charges (Gain), Net

Other charges (gain), net of $4.9 million recorded for the nine months ended September 30, 2019 were primarily related to the BSI Segment and consisted of ($5.5) million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.7 million related to professional fees, $2.8 million of costs associated with our global IT transformation initiative and $5.9 million of acquisition-related charges related to acquisitions completed in 2019 and 2018. The restructuring charges in the nine months ended September 30, 2019 included a gain of $7.8 million related to the sale of a building in Leipzig, Germany.

Other charges (gain), net of $15.2 million recorded for the nine months ended September 30, 2018 were primarily related to the BSI Segment and consisted of $5.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.5 million related to professional fees, $3.5 million of costs associated with our global IT transformation initiative and $2.3 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

Operating Income

Operating income for the nine months ended September 30, 2019 was $183.2 million, resulting in an operating margin of 12.4%, compared to operating income of $156.0 million, and an operating margin of 11.6%, for the nine months ended September 30, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $48.3 million and $39.1 million for the nine months ended September 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margins for the nine months ended September 30, 2019 and 2018 were 15.7% and 14.5%, respectively. The GAAP and non-GAAP operating margin expansion was primarily due to operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2019 was an expense of $14.0 million compared to an expense of $11.5 million for the comparable period of 2018.

During the nine months ended September 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $11.5 million, realized and unrealized losses on foreign currency denominated transactions of $0.7 million and

$1.8 million related to pension plan expenses. During the nine months ended September 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $8.3 million, realized and unrealized losses on foreign currency denominated transactions of $1.6 million and $2.2 million related to pension plan expenses.

Income Tax Provision

The 2019 and 2018 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the nine months ended September 30, 2019 and 2018 was $40.0 million and $41.4 million, respectively, representing effective tax rates of 23.6% and 28.7%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) due to the release of final regulations issued during the period ended March 31, 2019, as well as, due to the impact of favorable discrete items in the period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2019 and 2018 was $0.6 million and $1.5 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the nine months ended September 30, 2019 was $128.6 million, or $0.82 per diluted share, compared to $101.6 million, or $0.65 per diluted share, for the comparable period in 2018. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and improvements in gross and operating profit.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2019	2018	Dollar Change	Change
BSI	$1,331.0	$1,206.5	$124.5	10.3%
BEST	152.2	139.2	13.0	9.3%
Eliminations (a)	(10.5)	(3.7)	(6.8)
	$1,472.7	$1,342.0	$130.7	9.7%
(a)	Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $124.5 million,or 10.3%, to $1,331.0 million for the nine months ended September 30, 2019, compared to $1,206.5 million for the nine months ended September 30, 2018. Revenue includes approximately $91.4 million attributable to recent acquisitions and approximately $37.4 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $70.5 million, or 5.8%. The constant currency revenue growth for the period ended September 30, 2019 was $161.9 million or 13.4%.

The Bruker BioSpin Group revenue increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to growth in the system revenue, which included the revenue recognition of two 1.0 GHz systems, as well as aftermarket revenue and a small contribution from recent software acquisitions.

The Bruker CALID Group revenue increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as a result of continued strong demand for life science mass spectrometry and microbiology products and contributions from acquisitions.

The Bruker Nano Group revenue increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of higher revenues from our recent acquisitions and growth in advanced X-ray and nano analysis products.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System revenue	$951.8	71.5%	$858.1	71.1%
Aftermarket revenue	379.2	28.5%	348.4	28.9%
Total revenue	$1,331.0	100.0%	$1,206.5	100.0%

BEST Segment Revenue

BEST Segment revenue increased by $13.0 million, or 9.3%, to $152.2 million for the nine months ended September 30, 2019, compared to $139.2 million for the comparable period in 2018. The increase in revenue resulted primarily from shipments of superconductors for healthcare applications.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System and wire revenue	$149.5	98.2%	$136.4	98.0%
Aftermarket revenue	2.7	1.8%	2.8	2.0%
Total revenue	$152.2	100.0%	$139.2	100.0%

Gross Profit and Operating Expenses

For the nine months ended September 30, 2019, gross profit margin in the BSI Segment increased to 50.5% from 50.0% compared to the nine months ended September 30, 2018. BEST Segment gross margin increased to 17.5% from 17.4% for the nine months ended September 30, 2019 and 2018, respectively.

In the nine months ended September 30, 2019, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $494.3 million, or 37.1% of segment revenue, from $441.2 million, or 36.6% of segment revenue in the comparable period in 2018. The increase was a result of selected investments in the business and the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $16.6 million, or 10.9% of segment revenue, compared to $14.8 million, or 10.6% of segment revenue, for the comparable period in 2018. The increase as a percentage of revenue was a result of the timing of expenses in the nine months ended September 30, 2019.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI	$173.3	13.0%	$146.5	12.1%
BEST	9.9	6.5%	9.3	6.7%
Corporate, eliminations and other (a)	—		0.2
Total operating income	$183.2	12.4%	$156.0	11.6%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the nine months ended September 30, 2019 was $173.3 million, resulting in an operating margin of 13.0%, compared to operating income of $146.5 million, resulting in an operating margin of 12.1%, for the comparable period in 2018. Operating income included $47.4 million and $38.7 million in the nine months ended September 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative. Excluding these charges, non-GAAP operating margins were 16.6% and 15.4% for the nine months ended September 30, 2019 and 2018, respectively. The GAAP and non-GAAP operating margin expansion was primarily due to operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

BEST Segment operating income increased for the nine months ended September 30, 2019 to $9.9 million, resulting in an operating margin of 6.5%, compared to operating income of $9.3 million, resulting in an operating margin of 6.7%, for the comparable period in 2018. Operating income included $0.9 million and $0.4 million in the nine months ended September 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs. Excluding these charges, non-GAAP operating margins were 7.1% and 7.0% for the nine months ended September 30, 2019 and 2018, respectively. GAAP and non-GAAP operating margins remained reasonably consistent in the nine months ended September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019, net cash provided by operating activities was $77.2 million, resulting from consolidated net income adjusted for non-cash items of $197.8 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $120.6 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2019 was primarily caused by an increase in inventory for orders in 2019.

During the nine months ended September 30, 2018, net cash provided by operating activities was $107.4 million, resulting from consolidated net income adjusted for non-cash items of $179.7 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $72.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2018 was primarily caused by cash received for accounts receivable.

During the nine months ended September 30, 2019, net cash used in investing activities was $119.2 million, compared to net cash provided by investing activities of $32.9 million during the nine months ended September 30, 2018. Cash used in investing activities during the nine months ended September 30, 2019 was caused by cash paid for acquisitions of $79.0 million, net purchases of property, plant and equipment of $33.8 million and purchases of short-term investments of $6.4 million. Cash provided by investing activities during the nine months ended September 30, 2018 was primarily caused by the maturities of short-term investments of $117.0 million, offset by the cash paid for acquisitions of $55.3 million and net purchases of property, plant and equipment of $28.8 million.

During the nine months ended September 30, 2019, net cash provided by financing activities was $22.1 million, compared to net cash used in financing activities of $189.0 million during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily attributable to $250.6 million in proceeds from borrowings under the 2015 Credit Agreement and $8.1 million of proceeds from the issuance of common stock, net. This was offset by $142.3 million of repurchases of common stock under our repurchase program, $50.5 million of repayment under the 2015 Credit Agreement, $15.0 million repayment under the Note Purchase Agreement, $18.8 million used for the payment of dividends, $5.6 million payment of contingent considerations related to recent acquisitions and $4.8 million repayment of other debt. Net cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to repayment of $202.5 million of borrowings under the 2015 Credit Agreement, described below; and $18.8 million used for the payment of dividends. This was offset by $27.5 million in proceeds from borrowings under the 2015 Credit Agreement, described below; and $8.9 million of proceeds from the issuance of common stock, net.

In May 2019, our Board of Directors approved the Repurchase Program which authorizes the repurchase of our common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 1,022,469 shares at an aggregate cost of $42.3 million in the three months ended September 30, 2019 and a total of 3,323,104 shares at an aggregate cost of $142.3 million in the nine months ended September 30, 2019. No repurchases occurred in the three and nine months ended September 30, 2018. The remaining authorization as of October 30, 2019 is $157.7 million and this Repurchase Program expires on May 13, 2021. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at September 30, 2019.

Cash at September 30, 2019 and December 31, 2018 totaled $296.3 million and $322.4 million, respectively, of which $268.9 million and $280.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

At December 31, 2018, we recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which we have asserted to be indefinitely reinvested. Specifically, we assert that a total of $1,328 million of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $875.0 million in unremitted earnings, as well as $453.4 million of non-cash E&P in all other jurisdictions. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise, we would likely be subject to additional withholding tax. We estimate the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $48.5 million at December 31, 2018.

We recorded tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the 2017 Tax Act as of September 30, 2019 and December 31, 2018. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. We have determined to treat such as a tax cost in the year incurred. As such, we did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

As of September 30, 2019, we had approximately $43.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $92.5 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $5.8 million of other foreign net operating losses available that are carried forward indefinitely and $5.6 million of other foreign net operating losses that are expected to expire at various times in 2019. We also had U.S. state research and development tax credits of $8.6 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At September 30, 2019, we had outstanding debt totaling $ 518.8 million, consisting of $ 205.0 million outstanding under the Note Purchase Agreement described below; $ 310.4 million outstanding under the 2015 Credit Agreement described below and $3.8 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.4 million. At December 31, 2018, we had outstanding debt totaling $341.1 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $111.6 million outstanding under the revolving loan component of the 2015 Credit Agreement described below, $7.1 million under capital lease obligations and other loans and $2.9 million under other revolving loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2019 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2015 Credit Agreement	2.5%	$500.0	$310.4	$1.1	$188.5
Alicona revolving line of credit	—	5.3	—	—	5.3
Other lines of credit	—	231.4	—	126.4	105.0
Total revolving lines of credit		$736.7	$310.4	$127.5	$298.8

On October 27, 2015, we entered into the 2015 Credit Agreement.  The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

As of September 30, 2019, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement.

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

Changes in foreign currency translation rates decreased our revenue by 3.3 % for the nine months ended September 30, 2019 and increased our revenue by approximately 3.0% for the nine months ended September 30, 2018.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2019 and 2018, we recorded net (losses) gains from currency translation adjustments of ($38.9) million and ($17.1) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange (losses) gains, net were ($0.7 ) million and ($1.6) million, for the nine month periods ended September 30, 2019 and 2018, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2019 and December 31, 2018, we had foreign exchange contracts with notional amounts aggregating $82.5 million and $102.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2019 and December 31, 2018, we had fixed price commodity contracts with notional amounts aggregating $5.1 million and $6.8 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our consolidated financial statements.

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model Gebrauchsmuster licensed to Zeiss pertaining to one specific Luxendo product category. We intend to vigorously defend against this claim.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. We intend to vigorously defend against this claim.

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

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2019.

				Maximum Number of
			Total Number of	Shares (or
			Shares Purchased as	approximate dollar
			Part of Publicly	value) that May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)
July 1 - July 31, 2019	—	$—	—	$199,999,741
August 1 - August 31, 2019	1,024,149	41.38	1,022,469	157,695,500
September 1 - September 30, 2019	—	—	—	157,695,500
	1,024,149	$41.38	1,022,469
(1)

Represents (i) shares repurchased under a $300.0 million share repurchase program approved by the Board of Directors and announced on May 10, 2019, under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations and (ii) 1,680 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)

The Repurchase Program authorizes purchases of up to $300.0 million of our common stock over a two-year period commencing May 14, 2019. As of September 30, 2019, we have repurchased shares of common stock with an aggregate purchase price of approximately $142.3 million. The remaining authorization under the Repurchase Program is $157.7 million as of October 30, 2019. The Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Purchase and Sale Agreement between Bruker Corporation and Frank Laukien and Dirk D. Laukien as Trustees of 44 Manning Road Realty Trust and Umbrina Associates, dated October 31, 2019(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

104	Cover page Interactive Data File (formatted as iXBRL with applicable taxonomy information contained in Exhibits 101)

(1)  Filed herewith.

(2)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 4, 2019	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 4, 2019	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)