Form 10-K
period 2019-12-31
BRUKER CORP
filed 2020-03-27
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,068,256,820 based on the reported last sale price on the Nasdaq Global Select Market. The number of shares of the registrant’s common stock outstanding as of March 20, 2020 was 154,201,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for its 2020 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant’s fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “may”, “will”, “intend”, “estimates”, “should” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding our intentions regarding our intellectual property, the impact of government contracts and government regulation, the impact of our material weaknesses in internal controls and the timing to remedy them, our working capital requirements and sufficiency of cash, our competition, seasonality of our business, sufficiency of our facilities, our employee relations, the impact of legal proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives and our expectations regarding backlog and revenue. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, the impact of the COVID-19 coronavirus, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs, the effect of a concentrated ownership of our common stock, loss of key personnel, payment of future dividends, climate change and other factors. Many of these factors are described in more detail in this Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the Securities and Exchange Commission. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

References to “we,” “us,” “our,” “management” or the “Company” refer to Bruker Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

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

PART I

ITEM 1 BUSINESS

Our Business

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products and solutions address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas and liquid chromatography, triple quadrupole mass spectrometry technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, fluorescence optical microscopy, and infrared and Raman molecular spectroscopy technologies. Our product portfolio also includes testing solutions used in microbiology and infectious disease diagnostics, including our MALDI Biotyper rapid pathogen identification platform and related test kits, DNA test strips and fluorescence-based polymerase chain reaction (PCR) technology for selected infectious disease applications. We develop, manufacture and distribute a range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also develop, manufacture and market low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America and Southeast Asia, and have sales offices located throughout the world.

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

Business Segments

We have four operating segments, Bruker BioSpin Group, Bruker CALID Group, Bruker Scientific Instruments (BSI) NANO Segment and Bruker Energy & Supercon Technologies (BEST). We have three reportable segments, BSI Life Science, BSI NANO, and BEST. For financial reporting purposes, the Bruker BioSpin and Bruker CALID Groups are aggregated into the BSI Life Science reportable segment because they have similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

BSI Life Science Segment

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

Bruker BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT and MPI technologies (each as defined below). Bruker BioSpin’s products, which have particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and the food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures.

The majority of Bruker BioSpin’s customers are academic and government research facilities. Other customers include pharmaceutical and biotechnology companies; chemical, food and beverage, clinical and polymer companies; and nonprofit laboratories.

During 2019, we ramped up installation and began to recognize revenue on a new class of NMR systems, which we refer to as GHz class systems. In 2019, our GHz class system installations and customer acceptances included 1.0 GHz and 1.1 GHz NMR systems. We also achieved major technical milestones in the manufacturing of 1.2 GHz NMR systems. During 2019, we launched a number of new products and technologies, including a revolutionary benchtop magnetic resonance spectrometer. We also installed a high-field 9.4 Tesla small animal MRI (described below) system with integrated in-line PET (described below).

Bruker BioSpin Group’s instruments are based on the following technology platforms:

●	NMR—Nuclear magnetic resonance;
●	EPR—Electron paramagnetic resonance;
●	MRI—Magnetic resonance imaging;
●	MPI—Magnetic particle imaging;
●	PET—Positron emission tomography;
●	SPECT—Single photon emission tomography; and
●	CT—Computed tomography.

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

The Bruker BioSpin Group also offers a range of services, product lifecycle support, scientific software and workflow solutions to customers who use Bruker BioSpin products.

Bruker CALID Group

The Bruker CALID Group comprises the Bruker Daltonics and Bruker Optics Divisions. The Bruker Daltonics Division primarily designs, manufactures and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with sample preparation or chromatography instruments to design an analytical workflow and mass spectrometry-based and molecular diagnostic solutions for microbiology and infectious disease diagnostics. Bruker CALID’s life science mass spectrometry products are used in research, pharmaceutical and biotechnology development. Bruker CALID’s microbiology and infectious disease solutions are used primarily in the human and veterinary clinical diagnostic and food microbiology settings.

Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of the molecule. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our MALDI Biotyper mass spectrometry solution and test kits, DNA test strips and fluorescence-based PCR technologies are designed for in vitro diagnostic (IVD) use in clinical microbiology markets in certain configurations and certain countries, where regulatory approvals have been achieved. In addition to culture-based microbial identification with the MALDI Biotyper platform, the Genotype and Fluorotype molecular diagnostics (MDx) kits enable a culture-free detection and analysis of microbes and viruses directly from patient sample with a special focus on tuberculosis, transplant diagnostics and sexually-transmitted diseases.

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

The Bruker Optics Division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics Division’s products are complemented by a wide range of sampling accessories and techniques, which include, among others, microanalysis and high-throughput screening to help users find suitable solutions to analyze their samples effectively.

Customers of our Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensic laboratories, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

During 2019, we launched a number of new mass spectrometry-based product solutions and additional workflows, including the timsTOF fleXTM system featuring both electrospray ionization and MALDI on the same mass spectrometry system for the study of spatial molecular distributions and spatially resolved ‘omics’ molecular expression. We also introduced additional analytical workflows for the timsTOF ProTM system for proteomics and metabolomics research. In clinical microbiology markets, we introduced the MALDI Biotyper sirius platform and our first assay in a novel Liquid ArrayTM format for the in-depth diagnosis of tuberculosis, on our new Fluorocycler-XT real-time PCR platform.The Bruker CALID Group’s instruments are based on the following technology platforms:

●	MALDI-TOF—Matrix-assisted laser desorption ionization time-of-flight mass spectrometry, including tandem time-of-flight systems (MALDI-TOF/TOF);
●	ESI-TOF—Electrospray ionization time-of-flight spectrometry, including tandem mass spectrometry systems based on ESI-quadrupole-TOF mass spectrometry (ESI-Q-q-TOF);
●	MRMS—Magnetic resonance mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-MRMS);
●	ITMS—Ion trap mass spectrometry;
●	GC-MS—Gas chromatography-mass spectrometry systems utilizing triple-quadrupole time-of-flight mass spectrometry;
●	LC-MS—Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry;
●	FT-IR—Fourier transform-infrared spectroscopy;
●	NIR—Near-infrared spectroscopy; and
●	Raman—Raman spectroscopy.

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

LC-MS systems combine the separation features of liquid chromatography with the molecular identification features of mass spectrometry to separate, identify and quantify different substances within a test sample. As a complementary technique to GC-MS, which analyzes volatile compounds, LC-MS can be used to analyze a wide range of non-volatile compounds in complex samples. Our LC-MS systems are available in a wide range of configurations to suit a user’s specific needs. Although primarily used for life science applications, our LC-MS systems also have applications in food and product safety, forensics and clinical and toxicology testing, as well as environmental, pharmaceutical and chemical analysis.

FT-IR spectrometers utilize the mid- and far-infrared regions of the electromagnetic spectrum. Our FT-IR systems are commonly used for various quality control and materials research applications.

NIR spectrometers utilize the near-infrared region of the electromagnetic spectrum. Our NIR instruments are primarily used for quality and process control applications in the pharmaceutical, food and agriculture and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, feed and beverage quality control.

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

Additionally, the Bruker Detection product line offers a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared stand-off detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training and simulators.

BSI NANO Segment

The BSI Nano

Segment comprises the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Semiconductor Divisions. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. This includes a product portfolio of instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT), as well as spark optical emission spectroscopy systems (S-OES) used to analyze the concentration of elements in metallic samples.

Bruker Nano Surfaces Division’s products include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and mechanical, electrical and chemical information using nano scale probes. In addition, the Bruker Nano Surfaces Division provides advanced fluorescence optical microscopy instruments for multi-photon, multipoint scanning confocal and high-speed 3D super-resolution studies in life science applications. The Bruker Nano Surfaces Division also provides non-contact nanometer resolution topography through white light interferometry and stylus profilometry.

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

The Bruker Semiconductor Division manufactures and markets X-ray metrology, automated AFM defect-detection and photomask repair and cleaning equipment for semiconductor process control.

Customers of our BSI NANO Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

During 2019, we launched several new products for the life science research market, including an advanced high-speed Bio-AFM system the Nano Wizard® ULTRA speed 2 and a new large-format high-resolution Bio-AFM system for nanoscale life science applications. In addition, we launched the TrueLive 3D light-sheet microscope for multiplex live 3D cell culture imaging (the first ever tailorable next generation lattice light sheet), the InVi SPIM Lattice Pro (a light sheet clearing module), the InVi LCS for Neuroscience, and a next generation Ultima 2Pplus multiphoton system. Addressing materials science applications, we launched the S8 JaguarTM versatile WDXRF spectrometer, the SKYSCANTM 1273 3D benchtop X-ray microscope, the G6 LEONARDOTM gas fusion analyzer, and the new Dimension XR state-of-the-art large-sample scanning AFM. We acquired RAVE, LLC, a provider of nanomachining and laser photomask repair and cleaning equipment for semiconductor process control. We also acquired Anasys Instruments Corp., a developer and manufacturer of nanoscale infrared spectroscopy and thermal measurement instruments, JPK Instruments AG, which adds in-depth expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker’s capabilities and Alicona Imaging GmbH, a provider of optical based dimensional metrology products.

The BSI NANO Segment systems are based on the following technology platforms:

●	XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;
●	XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;
●	SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;
●	µCT—X-ray micro computed tomography;
●	EDS—Energy dispersive X-ray spectroscopy on electron microscopes;
●	EBSD—Electron backscatter diffraction on electron microscopes;
●	S-OES—Spark optical emission spectroscopy;
●	CS/ONH—Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids;
●	AFM—Atomic force microscopy;
●	FM—Fluorescence microscopy;
●	SOM—Stylus and optical metrology;
●	TMT—Tribology and mechanical test systems for analysis of friction and wear;
●	NanoIR—Nanoscale infrared spectroscopy; and
●	Alicona—Focus variation optical technology for non-contact dimensional metrology.

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

µCT is X-ray imaging in 3D, by the same method used in hospital CT scans, but on a small scale with massively increased resolution. 3D microscopy allows users to image the internal structure of objects non-destructively on a very fine scale. Bruker µCT is available in a range of easy-to-use desktop instruments, which generate 3D images of the sample’s morphology and internal microstructure with resolution down to the sub-micron level. Our µCT systems are used for numerous applications in materials research and in the life sciences industry.

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

EBSD systems are used to perform quantitative microstructure analysis of crystalline samples in electron microscopes. The microscope’s electron beam strikes the tilted sample and diffracted electrons form a pattern on a fluorescent screen. This pattern is characteristic of the crystal structure and orientation of the sample region from which it was generated. It provides the absolute crystal orientation with sub-micron resolution. EBSD can be used to characterize materials with regard to crystal orientation, texture, stress, strain and grain size. EBSD also allows the identification of crystalline phases and their distribution, and is applied to many industries such as metals processing, aerospace, automotive, microelectronics and earth sciences.

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

NanoIR systems perform infrared (IR) spectroscopy at the nanoscale. Our systems use nanoprobe technology similar to what is used in our atomic force microscopes to deliver quantitative chemical information from the nanoscale to the sub-micron and macro scales. The NanoIR measurement gives the user varying physical and chemical properties with nanoscale spatial resolution in a diverse range of fields, including polymers, 2D materials, materials science, life science and micro-electronics industry. Our systems allow nanoscale IR absorption spectroscopy with interpretable IR spectra that directly correlates to FTIR as well as the complementary technique of nanoscale s-SNOM. With our broadband sources, these systems allow broadband scientific spectroscopy.

Alicona systems combine the functionalities of a micro coordinate measurement machine (CMM) with those of a surface measurement system. These dimensional metrology systems are based on the pioneering development of optical Focus-Variation measurement algorithms and provide the noncontact measurement of form and roughness of complex, miniaturized geometries. These systems serve many quality assurance application areas requiring precision measurement and dimensional metrology, including aerospace, automotive, precision medical products, additive manufacturing, and micro precision manufacturing.

BEST Segment

BEST designs, manufactures and distributes superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. Additionally, BEST develops, manufactures and markets sophisticated devices and complex tools based primarily on metallic low temperature superconductors that have applications in “big science” research, including radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and “big science” research projects.

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

Seasonal Nature of Business

Historically, we have higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which we believe is influenced by our customers’ budgeting cycles.

Major Customers

We have a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2019 or 2018.

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

BSI Life Science Segment Competition

The Bruker BioSpin Group competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions and others. The Bruker CALID Group competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID’s competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, Bruker CALID competes with Biomerieux. Bruker CALID also competes with a variety of companies that offer molecular spectrometry based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu and Jasco. Bruker CALID’s CBRNE detection customers are highly fragmented, and it competes with a number of companies in this area, of which the most significant competitor is Smiths Detection.

BSI NANO Segment Competition

The BSI NANO Segment competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek’s Spectro and Edax divisions, PANalytical, Park Systems, Olympus, Nikon, Zeiss and Danaher’s Leica business.

BEST Segment Competition

BEST competes with Luvata, Western Superconducting Technologies Co., Ltd. (WST), and Jastec Co., Ltd. in low temperature superconducting materials. In addition, BEST competes with Fujikura, SuperPower (a Furukawa company), Superconductor Technologies Inc. and SuNam Co., Ltd. in the market for second generation high temperature superconducting materials. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Manufacturing and Supplies

Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, international quality standards. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany. We principally manufacture and test our molecular spectroscopy products, including CBRNE detection products, at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Penang, Malaysia; Karlsruhe, Germany; Berlin, Germany; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Migdal Ha’Emek, Israel. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Perth, Scotland; and Carteret, New Jersey, U.S.A. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration and final testing. We typically manufacture critical components in-house to ensure key competence and outsource to third party manufacturers non-critical components.

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

BSI Life Science Segment Research and Development

The research and development performed in the Bruker BioSpin Group and in the CALID Group is primarily conducted at our facilities in Bremen, Ettlingen, Germany; Faellanden, Switzerland and Wissembourg, France. The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET and CT. The most recent technological innovations included Bruker’s ultra-high field NMR GHz-class product line now enabling novel research in functional structural biology of proteins and protein complexes and was followed by the delivery of the world’s first for AvanceTM NEO 1.2 GHz NMR. These ultra-high field trends in NMR are complemented by preclinical MRI magnet developments of up to 18 Tesla. NMR probe technology now offers low temperature magic angle spinning (MAS) probes for dynamic nuclear polarization NMR for analysis of complex biomolecules and materials as well as new CP/MAS CryoProbes for material science research. Bruker is incorporating artificial intelligence Deep Learning capabilities into its software to improve signal detection and the research instruments are further enhanced by advanced software tools for automated workflows on analytical data and 3D conformational and configurational analysis. Remote monitoring of labs and systems now increases system protection and can provide expert supervision. The next-generation, high-performance 80 MHz FT-NMR benchtop spectrometer allows new capabilities for organic or medicinal chemistry research, teaching or synthesis verification.

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

BSI NANO Segment Research and Development

The research and development performed in the BSI NANO Segment is primarily conducted at our facilities in Karlsruhe, Germany; Penang, Malaysia; Madison, Wisconsin, U.S.A.; and San Jose and Santa Barbara, California, U.S.A. The BSI NANO Segment maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include fluorescence microscopy with simultaneous, all-optical stimulation and imaging platforms for optogenetics neuroscience research and light sheet cell microscopy systems which enable brain research and high-resolution live cell research. The BSI NANO Segment also has competencies in AFM technology, which involve sub-angstrom level position and motion control, as well as sub-pico newton force control. The BSI NANO Segment technologies also include 3D optical inference-based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy. Recent innovations include elemental analyzer systems for advanced applications and research and simultaneous, all-optical stimulation and imaging platforms for neuroscience applications.

BEST Segment Research and Development

The research and development performed in the BEST Segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany; and Carteret, New Jersey, U.S.A. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices. BEST and CERN (European Organization for Nuclear Research, Geneva, Switzerland) have an ongoing research and development agreement to advance the state of art with niobium-tin based superconductors used in particle accelerators and other large scale scientific magnets systems.

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

Certain of our clinical products are subject to regulation in the United States by the FDA and by similar regulatory bodies in other countries where such products are sold. For example, our MALDI Biotyper CA system is subject to regulation by the FDA and our IVD-CE Certified MALDI BioTyper system is subject to regulation in the European Union under the provisions of Directive 98/79/EC. These, and similar local regulations elsewhere in the world, govern a wide variety of product-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. As such, we continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the relevant level of regulatory clearance. The European Union Directive will be replaced in May 2022 by the IVD Regulation (EU) 2017/746. The regime changes significantly with the new Regulation, which requires clinical evidence to demonstrate the claimed benefits and safety of the device in relation to its stated purpose, stricter classification and CE-marking requirements and ongoing post-market follow-up to ensure conformity. The Regulation requires new databases to be set up to track which devices are CE marked and to register clinical studies and post-market monitoring. In addition tracing is enhanced by a Unique Device Identification (UDI) System and through requirements on other economic operators in the supply chain. Our products currently approved under the Directive, and not already placed on the market or put into service, must be recertified under the Regulation by May 2024.

Working Capital Requirements

During the year ended December 31, 2019, there were no credit terms extended to customers that would have a material adverse effect on our working capital.

We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. Systems that have been shipped to customers, but not yet accepted by the customer, are included as finished goods in-transit. Finished goods in-transit was $36.0 million and $38.3 million at December 31, 2019 and 2018, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $77.5 million and $67.9 million of demonstration inventory at December 31, 2019 and 2018, respectively.

Backlog

Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2019 and 2018 was approximately $1,855.3 million and $1,054.4 million, respectively. The increase in our backlog in 2019 when compared to 2018 is due to new long-term contracts within our BEST Segment. We anticipate that approximately 54.2% of the backlog as of December 31, 2019 will be filled in 2020. We generally experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

As of December 31, 2019 and 2018, we had approximately 7,230 and 6,870 full-time employees worldwide, respectively. Of these employees, approximately 1,225 and 1,095 were located in the United States as of December 31, 2019 and 2018, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the United States are primarily located in Europe, with worker’s councils or labor unions primarily in Germany and France. Several of our international subsidiaries are parties to contracts with labor unions and workers’ councils. We believe that we have good relationships with our employees and the workers’ councils.

As of December 31, 2019, we had approximately 3,505 employees in production and distribution, 1,740 employees in selling and marketing and 1,205 employees in research and development, with general and administrative employees representing the remainder. As of December 31, 2018, we had approximately 3,290 employees in production and distribution, 1,700 employees in selling and marketing and 1,135 employees in research and development, with general and administrative employees representing the remainder.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information are available on the SEC’s website (http://www.sec.gov).

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

Our financial condition and results of operations for fiscal 2020 will be adversely affected by the recent novel coronavirus disease- 2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business include temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. For example, a number of states, including California, Massachusetts and New Jersey where we have significant operations, have issued shelter in place or stay-at-home orders which required our employees in that area to work from home and avoid unnecessary travel. In addition, a number of our production facilities have either temporarily closed, plan to temporarily close or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and or our suppliers will adversely impact our operations locally and worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. This disruption of our employees, distributors, suppliers or customers will impact our global sales and operating results.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including any potential impact on our revenue in 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could affect demand for our products and likely impact our operating results.

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

Our revenue from U.S. operations represented approximately 26% of total consolidated revenue for both fiscal 2019 and 2018. Our revenue from operations in Europe represented approximately 35% and 37% of total consolidated revenue for the fiscal years 2019 and 2018, respectively. Our revenue from operations in the Asia Pacific region represented approximately 31% and 29% of total consolidated revenue in each of the corresponding periods. Economic factors that could adversely influence demand for our products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries.

International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 74% of our total consolidated revenue for both fiscal 2019 and 2018. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

●	changes in foreign currency translation rates;
●	changes in regulatory requirements;
●	legislation and regulation, including tariffs, relating to the import or export of high technology products;
●	the imposition of government controls;
●	political and economic instability, including the impact of the COVID-19 coronavirus, the possibility of an economic recession in certain key markets such as Germany, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;
●	costs and risks of deploying systems in foreign countries;
●	compliance with export laws and controls and trade embargoes in multiple jurisdictions;
●	limited intellectual property rights;

●	the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations; and
●	compliance with U.S. and local laws affecting the activities of U.S. companies abroad, including the United States Foreign Corrupt Practices Act, or FCPA, and local anti-bribery laws.

The United States has implemented tariffs on certain imported goods. These additional tariffs could include items imported by us from China or other countries. In addition, China has imposed tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States, could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for scientific instruments and could have a significant adverse effect on our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, China imposing tariffs on items that we export to China, could adversely impact our customers’ ability to purchase our products and our competitive position in China or increase our costs, which could have a material adverse effect on our business and results of operations.

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

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this Annual Report on Form 10-K for the year ended December 31, 2019, management identified material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel in our corporate tax department and a U.S. subsidiary with an appropriate level of tax and accounting knowledge, training and experience to appropriately analyze, record and disclose tax and accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:

●	We did not maintain effective internal controls with respect to accounting for income taxes. Specifically, our controls over income taxes did not operate effectively as designed. This control deficiency resulted in immaterial misstatements to the income tax provision, income taxes payable, and uncertain tax position reserves accounts in our consolidated financial statements for the year ended December 31, 2019.
●	We did not maintain effective internal controls with respect to accounting for revenue transactions at a U.S. subsidiary. Specifically, our controls over revenue recognition at a U.S. subsidiary did not operate effectively as designed. This control deficiency resulted in immaterial errors to revenue, accounts receivable and deferred revenue accounts in our consolidated financial statements for the year ended December 31, 2019.

These errors did not, individually or in the aggregate, result in a material misstatement of our consolidated financial statements and disclosures as of and for the year ended December 31, 2019. However, these control deficiencies could result in a misstatement of the interim or annual financial statements that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies constitute material weaknesses. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements.

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

In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The effects of changes in currency exchange rates decreased our 2019 revenue by approximately $50.3 million, or 2.7%, and increased our 2018 revenue by approximately $25.5 million, or 1.4%. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December

31, 2019 and 2018, we recorded net losses from currency translation adjustments of $20.0 million and $25.5 million, respectively.

Additionally, to the extent monetary assets and liabilities, including cash and debt, are held in a different currency than the reporting subsidiary’s functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of assets and liabilities held by our subsidiaries into local currencies and the remeasurement of inter-company receivables and loan balances.

If we are not able to successfully integrate the businesses we acquire through mergers, acquisitions or strategic alliances, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions and our financial results may be different than expected.

Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2017 to December 31, 2019, we have acquired 21 businesses to expand our technologies and product offerings.

Successful integration of the businesses we acquire involves a number of risks, including, among others, risks related to:

●	coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;
●	integrating previously autonomous departments in sales and marketing, distribution, accounting and administrative functions;
●	integrating financial information and management systems;
●	the pace of our acquisition activity and the related diversion of already limited resources and management time;
●	disruption of our ongoing business;
●	potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and
●	retention of key employees of the acquired businesses within the first one to two years after the acquisition, including the risk that they may compete with us subsequently.

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

We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business’ violation of law that occurred before we acquired it. In addition, we have historically acquired smaller, privately held companies that may not have strong cultures of legal compliance or the robust financial controls of a larger, publicly traded company, and if we fail to implement adequate training, controls, and monitoring of the acquired companies, we could also be liable for post-acquisition legal violations.

It may be difficult for us to implement our strategies for improving margins, profitability and cash flow.

We are pursuing a number of strategies to improve our financial performance, including implementing various productivity improvement initiatives in an effort to streamline our operations. These initiatives include the outsourcing of manufacturing activities; consolidating, transferring or ceasing operations at certain facilities; applying lean manufacturing and six sigma concepts to our operations; implementing ERP and other information technology systems; and applying a shared service approach to various functions.

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

We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We have recorded impairment losses of $1.7 million, $0.6 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As part of our efforts to streamline our operations and reduce our operating costs, we outsource aspects of our manufacturing processes and continue to evaluate additional outsourcing. If our contract manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside our control. Additionally, changing or replacing our contract manufacturers could cause disruptions or delays. Problems with outsourced manufacturing could result in lower revenues and unexecuted efficiencies, and adversely affect our financial condition and results of operations.

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

Many of our employees are represented by workers’ councils and labor unions in certain jurisdictions, primarily in Germany and France. If disputes with these employees arise, or if our workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross profits. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidation among our suppliers could result in other sole source suppliers for us in the future. Other events that could affect our ability to source materials, manufacture or distribute our products include fire, natural disaster or extreme weather or a pandemic and the impact of those events on our and our suppliers’ and contract manufacturers’ operations.

Supply shortages and increasing prices of raw materials could adversely affect the gross profit of the Bruker BioSpin Group and the BEST Segment.

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

Bruker BioSpin and its customers also rely on liquid helium to operate superconducting magnets. Helium is controlled by the Federal Helium Reserve and is subject to price changes. Shortages of liquid helium associated with federal price controls or depleted natural reserves could have an adverse impact on producing and operating BioSpin’s superconducting magnets and may also drive increases in helium pricing and negatively impact the profit margins of those products.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

The manufacture and sale of our products expose us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, our MALDI Biotyper product has an IVD-CE mark and U.S. FDA approval and is used for the identification of microorganisms. Misidentification or a false-negative of certain viruses, bacteria, yeasts or fungi could lead to inappropriate treatment for patients and could expose us to product liability claims.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, the exportation of our products is subject to U.S. and non-U.S. export control, sanctions, customs, import and anti-boycott laws and regulations, including, as applicable, the International Traffic in Arms Regulations, the Export Administration Regulations and the sanctions laws, regulations and executive orders administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, and other laws and regulations adopted by the governments or agencies of other countries relating to the same subject matter as the U.S. laws and regulations described above.

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

In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and local anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or third party agents.

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

Our clinical products are subject to regulation by the FDA. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell such products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. There are similar foreign regulations. For instance, the coming into force of the European Union Directive in May 2022 by the IVD Regulation (EU) 2017/746 imposes a stricter regime on manufacturers of IVDs and our products currently approved under the Directive must be recertified under the Regulation by May 2024.

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. We intend to vigorously defend against this claim.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On March 6, 2020, Bruker was notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. We intend to vigorously defend against these claims.

We rely on information technology to support our operations and reporting environments. A security failure of that technology, including with respect to cybersecurity, could impact our ability to operate our businesses effectively, adversely affect our financial results, damage our reputation and expose us to potential liability or litigation.

We use information systems to carry out our operations and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber-incident, social engineering scam, hacking, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breached due to employee error, malfeasance, or other disruptions. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, fines or litigation or other proceedings by affected individuals, business partners or regulatory authorities.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

As of December 31, 2019, we had outstanding an aggregate principal amount of debt totaling approximately $813.3 million. We also had the ability to borrow an additional $599.8 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $301.1 million, or 44.0% held by foreign subsidiaries as of December 31, 2019. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage and contain affirmative and negative covenants, including among others, timely provision of audited financial statements, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Our ability to comply with these financial restrictions and covenants is dependent on our operations and performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign currency translation rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under the facility and require us to prepay the debt before its scheduled due date.

The transition away from LIBOR may adversely affect our cost to obtain financing.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates after 2021. As a result, LIBOR may be discontinued by 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, which may result in an increase in borrowing costs under our credit agreements and term loan agreement. Any replacement for LIBOR may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our credit agreements and term loan agreement.

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

Our revenues and results of operations have in the past and will in the future vary from quarter to quarter due to a number of factors, many of which are outside our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

●	the timing of sales of our products and services;
●	the timing of recognizing revenue and deferred revenue under U.S. GAAP;
●	changes in our pricing policies or the pricing policies of our competitors;
●	increases in sales and marketing, product development or administration expenses;
●	the mix of services provided by us and third-party contractors;
●	our ability to attain and maintain quality levels for our products;
●	costs related to acquisitions of technology or businesses; and

●	the effectiveness of transactions entered into to hedge the risks associated with foreign currency and interest rate fluctuations.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	foreign currency exchange rates;
●	the time it takes for us to receive critical materials to manufacture our products;
●	general economic conditions;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

These factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

Historically we have higher levels of revenue in the fourth quarter of the year compared to the first, second and third quarters, which we believe is primarily the result of our customers’ budgeting cycles. Quarter-to-quarter comparisons of our results of operations should not be relied upon as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

The ownership of our shares is highly concentrated, which could cause or exacerbate volatility in our share price as well as have significant influence over us.

As of March 20, 2020, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and his brother, Joerg Laukien, owned, in the aggregate, approximately 33% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price. These stockholders may also exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

Provisions in our certificate of incorporation, as amended, and our bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation, as amended, and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

●	a staggered Board of Directors, where stockholders elect only a minority of the board each year;

●	advance notification procedures for matters to be brought before stockholder meetings;
●	a limitation on who may call stockholder meetings; and
●	the ability of our Board of Directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our CEO and other members of senior management and key technical, scientific and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. Because the expertise of these individuals is highly specific and takes years to develop, we face intense competition for these individuals from many other companies. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

Dividends on our common stock could be reduced or eliminated in the future.

In recent years, we have paid dividends on our common stock. In February 2020, we announced that our Board had declared a quarterly dividend of $0.04 per share that will be payable in March 2020. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The location and general character of our principal properties by are as follows:

Bruker BioSpin’s five principal facilities are located in Rheinstetten and Ettlingen, Germany; Faellanden, Switzerland; and Wissembourg, France. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker BioSpin, include:

●	an owned 475,000 square foot facility in Rheinstetten, Germany;
●	an owned 360,000 square foot facility in Ettlingen, Germany;
●	an owned 422,000 square foot facility and a leased 129,000 square foot facility in Faellanden, Switzerland; and

●	an owned 189,000 square foot facility in Wissembourg, France.

Bruker CALID’s three principal facilities are located in Bremen, Ettlingen and Nehren, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

●	an owned 270,000 square foot facility in Bremen, Germany;
●	an owned 182,000 square foot facility in Ettlingen, Germany;
●	a leased 87,000 square foot facility in Nehren, Germany.

BSI NANO Segment’s six principal facilities are located in Karlsruhe and Berlin, Germany; Migdal Ha’Emek, Israel; Graz, Austria; Penang, Malaysia; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of the BSI NANO Segment, include:

●	an owned 141,000 square foot facility in Karlsruhe, Germany;
●	an owned 243,000 square foot facility in Berlin, Germany;
●	an owned 100,000 square foot facility in Santa Barbara, California, U.S.A.;
●	a leased 29,000 square foot facility in Graz, Austria;
●	a leased 29,000 square foot facility in Penang, Malaysia; and
●	a leased 22,000 square foot facility in Migdal Ha’Emek, Israel.

BEST’s five principal facilities are located in Hanau, Bergisch Gladbach and Alzenau, Germany; Carteret, New Jersey, U.S.A.; and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of BEST, include:

●	an owned 47,000 square foot facility in Perth, Scotland;
●	a leased 138,000 square foot facility in Hanau, Germany;
●	a leased 105,000 square foot facility in Bergisch Gladbach, Germany;
●	a leased 115,000 square foot facility in Carteret, New Jersey, U.S.A.; and
●	a leased 35,000 square foot facility in Alzenau, Germany.

ITEM 3   LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our consolidated financial statements.

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. We intend to vigorously defend against this claim.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On March 6, 2020, Bruker was notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. We intend to vigorously defend against these claims.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed us that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). We cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities, which will end on March 27, 2020. Sales to Korea government entities were less than 3% of our revenue for the year ended December 31, 2019.

In late August 2019, the KFTC informed us that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. We are cooperating fully with the KFTC and a hearing on the matter has been scheduled for April 17, 2020.

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BRKR.”

As of March 20, 2020, there were approximately 100 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Issuer Purchases of Equity Securities

In May 2019, our Board of Directors approved and we announced a share repurchase program under which repurchases of our common stock of up to $300.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations (the “2019 Repurchase Program”). In 2019, we repurchased 3,323,104 shares of common stock with an aggregate cost of approximately $142.3 million under the 2019 Repurchase Program. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The remaining authorization under the 2019 Repurchase Program is $157.7 million as of March 20, 2020. The 2019 Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice. There were no repurchases made in the fourth quarter of 2019.

Stock Price Performance Graph

The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2014 and ending on December 31, 2019, for our common stock, stocks traded on Nasdaq, and a peer group consisting of U.S. public companies with a Standard Industry Classification, or SIC, code 3826 Laboratory Analytical Instruments. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Cumulative Total Return Index for:	2014	2015	2016	2017	2018	2019
Bruker Corporation	$100.0	$123.7	$108.7	$177.1	$154.4	$265.3
Nasdaq Stock Market (US companies)	100.0	107.7	118.3	152.9	150.4	204.7
SIC Code 3826 Laboratory Analytical Instruments	100.0	109.0	102.9	158.1	166.0	207.9

The data for this performance graph was compiled by Zack’s Investment Research, Inc. and is used with its permission.

ITEM 6     SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of income and balance sheet data is derived from consolidated financial statements for the years 2019, 2018, 2017, 2016 and 2015. The Company’s consolidated financial statements as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019 are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
	(in millions, except per share data)
Consolidated Statements of Income Data:
Product revenue	$1,744.7	$1,576.6	$1,479.5	$1,345.4	$1,381.1
Service revenue	322.4	311.7	278.2	254.7	235.5
Other revenue	5.5	7.3	8.2	11.2	7.2
Total revenue	2,072.6	1,895.6	1,765.9	1,611.3	1,623.8
Total costs and operating expenses	1,771.7	1,633.2	1,546.4	1,429.5	1,463.6
Operating income	300.9	262.4	219.5	181.8	160.2
Net income attributable to Bruker Corporation	197.2	179.7	78.6	153.6	101.6
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.27	$1.15	$0.50	$0.95	$0.60
Diluted	$1.26	$1.14	$0.49	$0.95	$0.60
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$—
(1)	2019 includes $1.4 million of restructuring costs and $1.7 million of impairment of other long-lived assets.
(2)	2018 includes $9.4 million of restructuring costs and $0.6 million of impairment of other long-lived assets.
(3)	2017 includes $16.2 million of restructuring costs and $1.1 million of impairment of other long-lived assets and includes $68.9 million of incremental income tax provision related to the 2017 Tax Act.
(4)	2016 includes $20.8 million of restructuring costs and $0.8 million of impairment of other long-lived assets.
(5)	2015 includes $29.3 million of restructuring costs and $4.6 million of impairment of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017	2016	2015
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$678.3	$322.4	$325.0	$342.4	$267.1
Short‑term investments	6.6	—	114.2	157.9	201.2
Working capital (3)	1,150.7	705.0	834.3	751.2	677.0
Total assets	2,771.5	2,128.6	1,948.5	1,808.4	1,730.0
Total debt	813.3	341.1	415.6	411.7	265.8
Other long‑term liabilities	374.9	279.0	274.9	199.0	177.4
Redeemable noncontrolling interest	21.1	22.6	—	—	—
Total shareholders’ equity	917.1	905.1	733.5	693.1	732.9
(1)	In 2019, the Company adopted Accounting Standards Update 2016-02, Leases, and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use (ROU) assets and lease liabilities, as well as provide additional disclosures. The adoption of the new standard resulted in recording $75.5 million and $77.9 million of ROU assets and lease liabilities, respectively, as of January 1, 2019 on the

Company’s balance sheet. The adoption of the new standard did not significantly affect the Company’s results of operations.
(2)	In 2018, the Company acquired 80% of Hain LifeScience GmbH. As part of the agreement, there is a right to purchase/right to sell the remaining 20% of the entity. In January 2020, the Company acquired the remaining 20% of Hain LifeScience GmbH.
(3)	Working capital is defined in the above table as current assets less current liabilities.

ITEM 7   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

●	Safe-harbor and Non-GAAP Clarification. This section provides appropriate disclosures regarding forward looking statements and our use of Non-GAAP financial measures.
●	Overview. This section provides a brief discussion of our reportable segments’ results of operations, significant recent developments in our businesses, and challenges and risks that may impact our businesses in the future.
●	Results of Operations. This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income (loss) for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.
●	Critical Accounting Policies and Estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies are summarized in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
●	Recent Accounting Pronouncements. This section provides a summary of recent accounting pronouncements and discusses their potential impact on our consolidated financial statements.

NON-GAAP CLARIFICATION

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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world. Bruker is organized into three reportable segments: the BSI Life Science Segment (comprised of the Bruker BioSpin Group and the Bruker CALID Group), the BSI NANO Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

For the year ended December 31, 2019, our revenue increased by $177.0 million, or 9.3%, to $2,072.6 million, compared to $1,895.6 million for the year ended December 31, 2018. Included in revenue were increases of approximately $118.4 million attributable to our recent acquisitions and a decrease of approximately $50.3 million from the impact of foreign currency translation in the year ended December 31, 2019 compared to the year ended December 31, 2018. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $108.9 million, or 5.7%.

Our gross profit margin increased to 48.0% for the year ended December 31, 2019 as compared to 47.5% during the year ended December 31, 2018. The increase in gross profit margin resulted primarily from operational improvements within our BSI Life Science Segment, accretive acquisitions and favorable foreign currency translation effects.

Our operating margin increased to 14.5% for the year ended December 31, 2019 from 13.8% during the year ended December 31, 2018. Our operating margin increased in the year ended December 31, 2019 due primarily to volume and operational improvements within our BSI Life Science Segment, accretive acquisitions and the positive impact of foreign currency translation, partially offset by continued investments in our strategic growth areas.

The income tax provision in the years ended December 31, 2019 and December 31, 2018 was $82.4 million and $63.7 million, respectively, representing effective tax rates of 29.4% and 26.0%, respectively. The increase in our effective tax rate for the year ended December 31, 2019, compared to 2018, was primarily attributable to a benefit recorded in 2018 associated with the reversal of state and foreign withholding taxes on unremitted earnings that did not recur in 2019 and additional tax reserves for uncertain tax positions in Europe in 2019. Our tax rate may change over time as the amount and mix of jurisdictional income changes. Earnings per share increased to $1.26 per diluted share for the year ended December 31, 2019 compared to $1.14 per diluted share for the year ended December 31, 2018. The increase compared to the prior year was driven primarily by revenue growth, higher gross and operating profit offset by an increase in the effective tax rate for the year ended December 31, 2019.

Operating cash flow for the year ended December 31, 2019 was a source of cash of $213.4 million. For the year ended December 31, 2019, our free cash flow, a non-GAAP measure, was $140.4 million, calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$213.4	$239.7	$154.4
Less: Purchases of property, plant and equipment	73.0	49.2	43.7
Free Cash Flow	$140.4	$190.5	$110.7

For the year ended December 31, 2019, our free cash flow was 26% lower than for the year ended December 31, 2018 primarily attributable to higher net earnings adjusted for non-cash items were more than offset by an increase in capital expenditures and the timing of inventory purchases.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $0.6 million during the year ended December 31, 2019. We anticipate these swap agreements will lower net interest expense in future years.

On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $25.0 million and $25.1 million were paid during the years ended December 31, 2019 and 2018, respectively. Future dividend payments, if any, are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

In the years ended December 31, 2019 and 2018, we completed various acquisitions that complemented our existing market offerings and added aftermarket and software capabilities. The impact of the acquired companies on revenues, net income and total assets was not material.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	foreign currency exchange rates;

●	the time it takes for us to receive critical materials to manufacture our products;
●	general economic conditions;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

These factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

As previously disclosed in our Current Report on Form 8-K filed on February 18, 2020, the Audit Committee of the Board of Directors (Audit Committee) initiated an internal investigation into an allegation recently received in connection with our year-end close, primarily relating to income tax matters including the effective income tax rate for 2019 and the related income tax balance sheet accounts. The Audit Committee, with the assistance of independent, experienced external legal counsel, and independent forensic accountants, concluded its investigation in March 2020. The Investigation did not identify any material misstatements or omissions regarding our financial statements, misconduct, violations of our Code of Conduct, or tone at the top failures.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Consolidated Results

The following table presents our results for the years ended December 31, 2019 and 2018 (dollars in millions, except per share data):

	Year Ended
	December 31,
	2019	2018
Product revenue	$1,744.7	$1,576.6
Service revenue	322.4	311.7
Other revenue	5.5	7.3
Total revenue	2,072.6	1,895.6
Cost of product revenue	878.5	801.1
Cost of service revenue	198.3	193.4
Cost of other revenue	0.5	1.1
Total cost of revenue	1,077.3	995.6
Gross profit	995.3	900.0
Operating expenses:
Selling, general and administrative	500.2	444.7
Research and development	187.7	173.4
Other charges, net	6.5	19.5
Total operating expenses	694.4	637.6
Operating income	300.9	262.4
Interest and other income (expense), net	(20.5)	(17.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	280.4	244.7
Income tax provision	82.4	63.7
Consolidated net income	198.0	181.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	1.3
Net income attributable to Bruker Corporation	$197.2	$179.7
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.27	$1.15
Diluted	$1.26	$1.14
Weighted average common shares outstanding:
Basic	155.2	156.2
Diluted	156.6	157.2

Revenue

For the year ended December 31, 2019, our revenue increased by $177.0 million, or 9.3%, to $2,072.6 million, compared to $1,895.6 million for the year ended December 31, 2018. Our revenues included $118.4 million attributable to our recent acquisitions and a decrease of approximately $50.3 million from the impact of foreign currency translation in the year ended December 31, 2019 compared to the year ended December 31, 2018. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $108.9 million, or 5.7%.

Gross Profit

Our gross profit for the year ended December 31, 2019 was $995.3 million, resulting in a gross profit margin of 48.0%, compared to $900.0 million, resulting in a gross profit margin of 47.5%, for the year ended December 31, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $41.7 million and $28.7 million for the years ended December 31, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margin was 50.0% and 49.0% in the years ended December 31, 2019 and 2018, respectively. Our GAAP and non-GAAP gross profit margin increased in the year ended December 31, 2019 primarily due to operational improvements within our BSI Life Science Segment, accretive acquisitions and favorable foreign currency translation effects.

Selling, General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2019 increased to $500.2 million, or 24.1% of revenue, from $444.7 million, or 23.5% of revenue, for the year ended December 31, 2018. The increase was primarily caused by the addition of recent acquisitions and select investments in strategic growth areas, partially offset by favorable foreign currency translation effects.

Research and Development

Our research and development expenses for the year ended December 31, 2019 increased to $187.7 million, or 9.1% of revenue, from $173.4 million, or 9.1% of revenue, for the year ended December 31, 2018. The dollar increase was driven primarily by the addition of recent acquisitions, partially offset by favorable foreign currency translation effects.

Other Charges, Net

Other charges, net was $6.5 million for the year ended December 31, 2019. The charges consisted primarily of $(3.9) million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.6 million of acquisition-related charges related to acquisitions completed in 2019 and 2018, $3.7 million of costs associated with our global IT transformation initiative, and $2.1 million related to professional fees. The restructuring charges included a gain on the sale of a building of $7.7 million.

Other charges, net was $19.5 million for the year ended December 31, 2018. The charges consisted primarily of $6.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.4 million of acquisition-related charges related to acquisitions completed in 2018 and 2017, $4.8 million of costs associated with our global information technology (IT) transformation initiative and $4.5 million related to professional fees.

In 2020, we expect to incur $10.0 to $15.0 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2019 or will commence in 2020.

At December 31, 2019 and 2018, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Operating Income

Operating income for the year ended December 31, 2019 was $300.9 million, resulting in an operating margin of 14.5%, compared to operating income of $262.4 million, resulting in an operating margin of 13.8%, for the year ended December 31, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $63.1 million and $55.5 million for the years ended December 31, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margin was were 17.6% and 16.8% in the years ended December 31, 2019 and 2018, respectively. The increase in GAAP and non-GAAP operating margin was due primarily to volume and operational improvements within our BSI Life Science Segment, accretive acquisitions and the positive impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the year ended December 31, 2019 was ($20.5) million, compared to ($17.7) million for the year ended December 31, 2018. The increase in net interest expense in 2019 was primarily attributable to higher outstanding debt balances in 2019 compared to 2018 being marginally offset by interest income from the new 2019 U.S. Dollar-to-Euro and U.S. Dollar to Swiss Franc interest rate cross-currency swap agreements.

During the year ended December 31, 2019, the major components within interest and other income (expense), net were net interest expense of $14.7 million, realized and unrealized losses on foreign currency denominated transactions of $3.3 million, and $2.5 million related to pension plan expenses.

During the year ended December 31, 2018, the major components within interest and other income (expense), net were net interest expense of $11.4 million, realized and unrealized losses on foreign currency denominated transactions of $3.0 million, and $3.9 million related to pension plan expenses.

Income Tax Provision

The income tax provision in the years ended December 31, 2019 and 2018 was $82.4 million and $63.7 million, respectively, representing effective tax rates of 29.4% and 26.0%, respectively. The increase in our effective tax rate for the year ended December 31, 2019, compared to 2018, was primarily attributable to a benefit recorded in 2018 associated with the reversal of state and foreign withholding taxes on unremitted earnings that did not recur in 2019 and additional tax reserves for uncertain tax positions in Europe in 2019. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interest

Net income attributable to noncontrolling interests and redeemable noncontrolling interest for the year ended December 31, 2019 was $0.8 million compared to $1.3 million for the year ended December 31, 2018. The net income attributable to noncontrolling interests and redeemable noncontrolling interest represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker Corporation for the year ended December 31, 2019 was $197.2 million, or $1.26 per diluted share, compared to net income of $179.7 million, or $1.14 per diluted share, for 2018. The increase compared to the prior year was driven primarily by revenue growth, higher gross and operating profit offset by an increase in the effective tax rate for the year ended December 31, 2019.

Segment Results

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2019 and 2018 (dollars in millions):

				Percentage
	2019	2018	Dollar Change	Change
BSI Life Science	$1,244.9	$1,138.9	$106.0	9.3%
BSI Nano	632.7	568.1	64.6	11.4%
BEST	209.9	194.8	15.1	7.8%
Eliminations (a)	(14.9)	(6.2)	(8.7)
	$2,072.6	$1,895.6	$177.0	9.3%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

BSI Life Science Segment revenue increased by $106.0 million to $1,244.9 million for the year ended December 31, 2019, compared to $1,138.9 million for the year ended December 31, 2018. The Bruker BioSpin Group revenue increase was primarily due to growth in the system revenue, which included the revenue recognition of three GHz class systems, as well as aftermarket revenue and a small contribution from recent software acquisitions. The increase in Bruker CALID Group revenue was a result of continued strong demand for life science mass spectrometry and microbiology products, growth in molecular spectroscopy FT-IR and NIR products and contributions from an acquisition.

BSI NANO Segment revenue increased by $64.6 million to $632.7 million for the year ended December 31, 2019, compared to $568.1 million for the year ended December 31, 2018. The revenue increase was primarily the result of acquisitions as well as continued demand for advanced X-Ray and nano analysis products, partially offset by a sharp decline in demand for semiconductor metrology products and unfavorable foreign currency translation.

BEST Segment revenue increased by $15.1 million to $209.9 million for the year ended December 31, 2019, compared to $194.8 million for the year ended December 31, 2018. The increase in revenue resulted primarily from shipments of superconductors for healthcare applications offset in part by the impact of unfavorable foreign currency translation.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2019 and 2018 (dollars in millions):

	2019		2018
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$290.3	23.3%	$244.0	21.4%
BSI NANO	40.4	6.4%	48.4	8.5%
BEST	16.4	7.8%	14.5	7.4%
Corporate, eliminations and other (a)	(46.2)		(44.5)
Total operating income	$300.9	14.5%	$262.4	13.8%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin expansion for BSI Life Science and BEST was primarily due to positive operating leverage on higher sales mix and operational improvements as well as favorable foreign currency translation for the BSI Life Science Segment. The decline in operating margin for BSI NANO Segment was due to a decline in semiconductor metrology demand, softness in industrial research markets in the second half of 2019 and the impact of costs related to a recent acquisition.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Consolidated Results

The following table presents our results for the years ended December 31, 2018 and 2017 (dollars in millions, except per share data):

	Year Ended
	December 31,
	2018	2017
Product revenue	$1,576.6	$1,479.5
Service revenue	311.7	278.2
Other revenue	7.3	8.2
Total revenue	1,895.6	1,765.9
Cost of product revenue	801.1	787.7
Cost of service revenue	193.4	160.8
Cost of other revenue	1.1	1.4
Total cost of revenue	995.6	949.9
Gross profit	900.0	816.0
Operating expenses:
Selling, general and administrative	444.7	415.2
Research and development	173.4	161.6
Other charges, net	19.5	19.7
Total operating expenses	637.6	596.5
Operating income	262.4	219.5
Interest and other income (expense), net	(17.7)	(21.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	244.7	197.8
Income tax provision	63.7	117.5
Consolidated net income	181.0	80.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	1.7
Net income attributable to Bruker Corporation	$179.7	$78.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.15	$0.50
Diluted	$1.14	$0.49
Weighted average common shares outstanding:
Basic	156.2	158.1
Diluted	157.2	159.1

Revenue

For the year ended December 31, 2018, our revenue increased by $129.7 million, or 7.3%, to $1,895.6 million, compared to $1,765.9 million for the year ended December 31, 2017. Included in revenue were an increase of approximately $28.2 million attributable to our recent acquisitions and an increase of approximately $25.5 million from the impact of foreign currency translation caused by the weakening of the U.S. Dollar versus the Euro and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $76.0 million, or 4.3%.

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

Selling, General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2018 increased to $444.7 million, or 23.5% of revenue, from $415.2 million, or 23.5% of revenue, for the year ended December 31, 2017. The increase was primarily caused by the effect of recent acquisitions.

Research and Development

Our research and development expenses for the year ended December 31, 2018 increased to $173.4 million, or 9.1% of revenue, from $161.6 million, or 9.2% of revenue, for the year ended December 31, 2017. The increase was primarily caused by the effect of recent acquisitions.

Other Charges, Net

Other charges, net was $19.5 million for the year ended December 31, 2018. The charges consisted primarily of $6.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.4 million of acquisition-related charges related to acquisitions completed in 2018 and 2017, $4.8 million of costs associated with our global information technology (IT) transformation initiative and $4.5 million related to professional fees.

Other charges, net was $19.7 million for the year ended December 31, 2017. The charges consisted primarily of $10.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.5 million related primarily to additional contingent consideration recognized for the acquisition of Jordan Valley Semiconductors, Ltd. (Jordan Valley) based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $4.2 million of costs associated with our global IT transformation initiative and impairment charges of $0.2 million comprised of other long-lived assets related to the restructuring actions.

Operating Income

Operating income for the year ended December 31, 2018 was $262.4 million, resulting in an operating margin of 13.8%, compared to income from operations of $219.5 million, resulting in an operating margin of 12.4%, for the year ended December 31, 2017. The operating margin expansion was primarily due to increased revenue, favorable product mix, as well as ongoing operational improvements. This was partially offset by negative foreign currency translation effects, which occurred primarily in the first half of the year. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $55.5 million and $61.4 million for the years ended December 31, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margin was 16.8% and 15.9% in the years ended December 31, 2018 and 2017, respectively. Our GAAP and non-GAAP operating margin increased in the year ended December 31, 2018 despite significant unfavorable foreign currency translation effects.

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

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interest

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

Segment Results

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2018 and 2017 (dollars in millions):

				Percentage
	2018	2017	Dollar Change	Change
BSI Life Science	$1,138.9	$1,070.9	$68.0	6.3%
BSI NANO	568.1	513.0	55.1	10.7%
BEST	194.8	191.2	3.6	1.9%
Eliminations (a)	(6.2)	(9.2)	3.0
	$1,895.6	$1,765.9	$129.7	7.3%
(a)	Represents product and service revenue between reportable segments.

The BSI Life Science Segment revenue increased by $68.0 million to $1,138.9 million for the year ended December 31, 2018, compared to $1,070.9 million for the year ended December 31, 2017. The Bruker BioSpin Group revenue increase was primarily attributable to the strong performance in biopharma, clinical research, applied and aftermarket businesses. The Bruker CALID Group revenue increase was primarily the result of strong performance in the microbiology, life science mass spectrometry and FTIR/NIR molecular spectroscopy businesses, together with contributions from our recent microbiology and diagnostics acquisitions. The strong performance in our mass spectrometry and molecular spectroscopy businesses was offset in part by a decline in revenue for CBRNE products.

The BSI NANO Segment revenue increased by $55.1 million to $568.1 million for the year ended December 31, 2018, compared to $513.0 million for the year ended December 31, 2017. The revenue increase was primarily driven by solid performance in academic and industrial materials research markets for our X-Ray, nano surfaces and nano analysis tools, partially offset by lower revenue from semiconductor metrology markets. The BSI NANO Segment also benefited from contributions from recent acquisitions, mainly Anasys Instruments and JPK Instruments

BEST Segment revenue increased by $3.6 million to $194.8 million for the year ended December 31, 2018, compared to $191.2 million for the year ended December 31, 2017. The modest increase in revenue in the year ended December 31, 2018 over the prior year was due to a $5.0 million favorable foreign currency translation effect caused by the fluctuation of the U.S. Dollar versus the Euro.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2018 and 2017 (dollars in millions):

	2018		2017
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$244.0	21.4%	$212.2	19.8%
BSI NANO	48.4	8.5%	24.3	4.7%
BEST	14.5	7.4%	7.4	3.9%
Corporate, eliminations and other (a)	(44.5)		(24.4)
Total operating income	$262.4	13.8%	$219.5	12.4%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

Our operating margin increased primarily because of the gross profit and operational improvements noted above.

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

During the year ended December 31, 2019, net cash provided by operating activities was $213.4 million, resulting primarily from consolidated net income adjusted for non-cash items of $287.9 million, offset by a net decrease in operating assets and liabilities, net of acquisitions and divestitures, of $74.5 million. The decrease in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2019 was primarily caused by an increase in inventory build for 2020 orders.

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

During the year ended December 31, 2019, net cash used in investing activities was $158.4 million, compared to net cash used in investing activities of $123.4 million during the year ended December 31, 2018. The increase in cash used in investing activities during the year ended December 31, 2019 was primarily attributable to net cash paid for acquisitions of $90.0 million, net capital expenditures of $62.0 million and the purchase of short-term investments of $6.4 million.

During the year ended December 31, 2018, net cash used in investing activities was $123.4 million, compared to net cash used in investing activities of $30.2 million during the year ended December 31, 2017. The increase in cash used in investing activities during the year ended December 31, 2018 was primarily attributable to net cash paid for acquisitions of $191.6 million and net capital expenditures of $48.8 million. These activities were offset, in part, by net cash proceeds of short-term investments of $117.0 million.

We expect capital expenditures in 2020 to be approximately $100.0 million.

During the year ended December 31, 2019, net cash provided by financing activities was $300.0 million, compared to net cash used in financing activities of $112.4 million during the year ended December 31, 2018. Cash provided by financing activities during the year ended December 31, 2019 was primarily caused by $597.9 million of new debt borrowings, described below, offset in part by $361.9 million of repayments under revolving lines of credit. Other cash uses were $142.3 million used for the repurchase of common shares, $25.0 million for the payment of dividends and $15.0 million repayment on the 2012 Note Purchase Agreement. Other cash sources borrowings of $250.6 million under the revolving lines of credit and $10.9 million of proceeds from the issuance of common stock in connection with stock option exercises.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $0.6 million during the year ended December 31, 2019. We anticipate these swap agreements will lower net interest expense in future years.

As of December 31, 2019, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150 million of U.S. Dollar to Swiss Franc and a notional value of $355 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, we lowered our net interest expense by $0.6 million during 2019. We anticipate these swap agreements will lower net interest expense by approximately $8.8 million in 2020, $8.8 million in 2021 and $4.8 million in 2022.

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

In May 2019, our Board of Directors approved the Repurchase Program under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. In 2019, we repurchased 3,323,104 shares of common stock with an aggregate cost of approximately $142.3 million under the 2019 Repurchase Program. The remaining authorization as of March 20, 2020 is $157.7 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2019.

Cash, cash equivalents and short-term investments at December 31, 2019 and 2018 totaled $684.9 million and $322.4 million, respectively, of which $301.1 million and $280.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

At December 31, 2019 and in accordance with the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $477 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2019. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $58 million at December 31, 2019.

As of December 31, 2019, we had approximately $38.8 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2020; approximately $82.7 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $13.2 million of other foreign net operating losses that are expected to expire at various times beginning in 2020. We also had U.S. state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

At December 31, 2019 and 2018 we had the following debt outstanding (dollars in millions):

	2019	2018
US Dollar revolving loan under the 2015 Credit Agreement	$—	$111.6
US Dollar notes under the 2012 Note Purchase Agreement	205.0	220.0
CHF Dollar notes under the 2019 Note Purchase Agreement	306.8	—
US Dollar notes under the 2019 Term Loan	300.0	—
Unamortized debt issuance costs	(2.6)	(0.5)
Other revolving loans	—	2.9
Capital lease obligations and other loans	4.1	7.1
Total debt	813.3	341.1
Current portion of long-term debt	(0.5)	(18.5)
Total long-term debt, less current portion	$812.8	$322.6

There was no amount outstanding under the 2019 Credit Agreement as of December 31, 2019.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2019 (dollars in millions):

	Total Amount		Outstanding
	Committed	Outstanding	Letters	Total Amount
	by Lenders	Borrowings	of Credit	Available
2019 Credit Agreement	$600.0	$—	$0.2	$599.8
Other lines of credit	251.8	—	143.0	108.8
Total revolving loans	$851.8	$—	$143.2	$708.6

As of December 31, 2019, we were in compliance with the covenants, as defined by the 2012 Note Purchase Agreement, 2019 Credit Agreement, 2019 Note Purchase Agreement and 2019 Term Loan.

The following table summarizes maturities for our significant financial obligations as of December 31, 2019 (dollars in millions):

		Less than 1			More than
Contractual Obligations	Total	Year	1‑3 Years	4‑5 Years	5 Years
Other long-term debt, including current portion	$813.3	$0.5	$112.8	$130.4	$569.6
Interest payable on long-term debt	122.5	21.4	38.5	29.5	33.1
Unconditional purchase commitments (1)	250.2	226.2	23.5	0.5	—
Acquisition-related contingent consideration (2)	15.8	12.6	3.2	—	—
Finance lease obligations	1.6	0.5	0.9	0.2	—
Operating lease liabiltiies	71.4	21.7	25.8	13.0	10.9
Redeemable noncontrolling interest	21.1	21.1	—	—	—
2017 Tax Act impact	28.7	2.5	10.7	15.5	—
Pension liabilities	57.3	2.9	7.2	10.1	37.1
Uncertain tax contingencies	18.5	—	4.5	6.5	7.5
	$1,400.4	$309.4	$227.1	$205.7	$658.2

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

2019 & 2018 Policy under ASC 606:

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

2017 Policy under ASC 605:

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

We determine the fair value of products and services based upon vendor specific objective evidence (VSOE). We determine VSOE based on normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

If VSOE cannot be established, we attempt to establish the selling price based on third-party evidence (TPE). VSOE cannot be established in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately.

When we cannot determine VSOE or TPE, we use estimated selling price (ESP) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in our business occurs or other factors necessitate more frequent analysis, or if we experience significant variances in our selling prices.

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

Goodwill, other intangible assets and other long-lived assets. We evaluate goodwill and other indefinite lived intangible assets for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity’s operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. At December 31, 2019, we performed our annual goodwill and indefinite-lived intangible impairment evaluation using a qualitative and quantitative impairment test and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment was required.

We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

Business Combinations. We account for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, we measure the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting standard changes and developments is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this document and should be considered an integral part of this Item 7. See Note 23 in the Notes to the Consolidated Financial Statements for recently adopted and issued accounting standards.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in Japanese Yen, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2019 and 2018 our revenue by geography was as follows (dollars in millions):

	2019		2018
		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue
United States	$529.8	25.6%	$489.4	25.8%
Europe	718.8	34.7%	701.3	37.0%
Asia Pacific	651.0	31.4%	549.2	29.0%
Rest of world	173.0	8.3%	155.7	8.2%
Total revenue	$2,072.6	100.0%	$1,895.6	100.0%

Changes in foreign currency exchange rates decreased our revenue by approximately 2.7% in the year ended December 31, 2019 and increased our revenue by approximately 1.4% in the year ended December 31, 2018.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2019 and 2018, we recorded net losses from currency translation adjustments of $20.0 million and $25.5 million, respectively. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at December 31, 2019, would have resulted in a reduction of shareholders’ equity of approximately $188.6 million.

Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency translation losses, net were $3.3 million and $3.0 million for years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150 million of U.S. Dollar to Swiss Franc and a notional value of $355 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the U.S. GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of income.

At December 31, 2019 and 2018, we had foreign currency contracts and cross-currency and interest rate swap agreements with notional amounts aggregating $579.4 million and $102.4 million, respectively. At December 31, 2019 and 2018, we had the following notional amounts outstanding under foreign currency contracts (in millions):

	Notional			Notional
	Amount in Buy			Amount in U.S.	Fair Value of	Fair Value of
Buy	Currency	Sell	Maturity	Dollars	Assets	Liabilities
December 31, 2019:
Forward Currency Contracts (1):
Euro	18.0	U.S. Dollars	January 2020	$20.1	$0.1	$—
Swiss Francs	7.8	U.S. Dollars	January 2020	7.9	0.2	—
Swiss Francs	11.0	Euro	January 2020	11.3	0.1	—
Swedish Krona	26.9	Swiss Francs	January 2020	2.8	0.1	—
Swiss Francs	9.4	Japanese Yen	January 2020	9.5	0.2	—
Singapore Dollar	4.2	U.S. Dollars	January 2020	3.1	—	—
Singapore Dollar	2.7	Euro	January 2020	2.0	—	—
Great Britain Pound	7.7	Euro	January 2020	10.0	0.2	—
Euro	6.4	Great Britain Pound	February 2020 to January 2021	7.7	—	0.4
Cross-Currency and Interest Rate Swap Agreements (2):
U.S. Dollars	105.0	Euro	January 2022	105.0	—	1.2
U.S. Dollars	100.0	Euro	January 2024	100.0	—	1.3
U.S. Dollars	150.0	Euro	December 2024	150.0	—	1.9
U.S. Dollars	150.0	Swiss Francs	December 2026	150.0	—	2.4
				$579.4	$0.9	$7.2
December 31, 2018:
Forward Currency Contracts (1):
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britain Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britain Pound	May 2019 to October 2020	8.0	0.1	—
				$102.4	$0.2	$2.8
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

Based on the contractual maturities of these contracts and exchange rates as of December 31, 2019, we anticipate that these contracts will result in net cash outflows of $6.3 million in 2020. At December 31, 2019, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would have increased by approximately $2.8 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would have decreased by approximately $2.8 million.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2019 and 2018, we had fixed price commodity contracts with notional amounts aggregating $5.6 million and $6.8 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2019 and 2018 was $0.3 million and ($0.5) million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of redeemable noncontrolling interest and shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because the following material weaknesses in internal control over financial reporting existed as of that date. The Company (i) did not design and maintain an effective control environment commensurate with its financial reporting requirements due to an insufficient complement of personnel in the Company’s corporate tax department and a US subsidiary. This material weakness contributed to additional material weaknesses, as the Company did not maintain effective internal control (ii) over the accounting for income taxes, and (iii) over the accounting for revenue at a US subsidiary of the Company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Arxspan, LLC, Rave, LLC, PMOD Technologies GmbH, and Magnettech GmbH from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Arxspan, LLC, Rave, LLC, PMOD Technologies GmbH and Magnettech GmbH from our audit of internal control over financial reporting. Arxspan, LLC, Rave, LLC, PMOD Technologies GmbH, and Magnettech GmbH are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.1% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Reporting Unit in BSI NANO Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $293.0 million as of December 31, 2019, $208.5 million of which relates to the BSI NANO segment. Management evaluates goodwill for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. Management tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Management determines fair value of reporting units using a weighting of both the market and the income methodologies. In assessing the recoverability of goodwill, management must make assumptions regarding the estimated future cash flows, including the forecasted revenue growth, projected gross margin and the discount rate to determine the fair value. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, management performs the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test management compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of a reporting unit in the BSI NANO segment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence related to management’s estimated future cash flows, including the forecasted revenue growth, projected gross margin and the discount rate. The audit effort also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of using a weighting of both the market and income methodologies; testing the completeness, accuracy, and relevance of underlying data used in the methodologies; and evaluating the significant assumptions used by management, including the forecasted revenue growth, projected gross margin and the discount rate. Evaluating management’s assumptions related to the forecasted revenue growth, projected gross margin and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s methodology and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2020

We have served as the Company’s auditor since 2016.

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$678.3	$322.4
Short-term investments	6.6	-
Accounts receivable, net	362.2	357.2
Inventories	577.2	509.6
Other current assets	172.0	115.1
Total current assets	1,796.3	1,304.3

Property, plant and equipment, net	306.1	270.6
Goodwill	293.0	275.7
Intangible assets, net	233.2	218.7
Operating lease assets	65.6	-
Deferred tax assets	60.5	50.9
Other long-term assets	16.8	8.4
Total assets	$2,771.5	$2,128.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.5	$18.5
Accounts payable	118.4	104.5
Customer advances	137.9	124.4
Other current liabilities	388.8	351.9
Total current liabilities	645.6	599.3
Long-term debt	812.8	322.6
Long-term deferred revenue	42.8	38.3
Deferred tax liabilities	48.8	51.1
Operating lease liabilities	47.0	-
Accrued pension	122.4	90.5
Other long-term liabilities	113.9	99.1

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	21.1	22.6

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 173,502,375 and 172,634,220 shares issued and 154,155,798 and 156,609,340 outstanding at December 31, 2019 and 2018, respectively	1.7	1.7
Treasury stock at cost, 19,346,577 and 16,024,880 shares at December 31, 2019 and 2018, respectively	(543.8)	(401.5)
Additional paid-in capital	199.7	176.9
Retained earnings	1,274.7	1,102.5
Accumulated other comprehensive (loss) income	(25.5)	17.0
Total shareholders’ equity attributable to Bruker Corporation	906.8	896.6
Noncontrolling interest in consolidated subsidiaries	10.3	8.5
Total shareholders’ equity	917.1	905.1
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,771.5	$2,128.6

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Product revenue	$1,744.7	$1,576.6	$1,479.5
Service revenue	322.4	311.7	278.2
Other revenue	5.5	7.3	8.2
Total revenue	2,072.6	1,895.6	1,765.9

Cost of product revenue	878.5	801.1	787.7
Cost of service revenue	198.3	193.4	160.8
Cost of other revenue	0.5	1.1	1.4
Total cost of revenue	1,077.3	995.6	949.9
Gross profit	995.3	900.0	816.0

Operating expenses:
Selling, general and administrative	500.2	444.7	415.2
Research and development	187.7	173.4	161.6
Other charges, net	6.5	19.5	19.7
Total operating expenses	694.4	637.6	596.5
Operating income	300.9	262.4	219.5

Interest and other income (expense), net	(20.5)	(17.7)	(21.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	280.4	244.7	197.8
Income tax provision	82.4	63.7	117.5
Consolidated net income	198.0	181.0	80.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	1.3	1.7
Net income attributable to Bruker Corporation	$197.2	$179.7	$78.6
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.27	$1.15	$0.50
Diluted	$1.26	$1.14	$0.49

Weighted average common shares outstanding:
Basic	155.2	156.2	158.1
Diluted	156.6	157.2	159.1

Consolidated net income	$198.0	$181.0	$80.3
Foreign currency translation (net of tax of $5.1 million, $4.4 million and $4.0 million, respectively) adjustments	(20.0)	(25.5)	97.1
Pension liability adjustments (net of tax of $6.3 million, $3.8 million and $2.9 million, respectively)	(23.0)	15.3	6.5
Net comprehensive income	155.0	170.8	183.9
Less: Comprehensive income attributable to noncontrolling interests	1.8	1.3	2.4
Less: Comprehensive income attributable to redeemable noncontrolling interest	(1.5)	(0.2)	—
Comprehensive income attributable to Bruker Corporation	$154.7	$169.7	$181.5

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(Dollars in millions, except share data)

									Total
									Shareholders’
								Accumulated	Equity	Noncontrolling
	Redeemable		Common		Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling	Common	Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2016	$—	159,854,695	$1.7	10,698,195	$(249.3)	$124.7	$885.2	$(75.9)	$686.4	$6.7	$693.1

Restricted shares terminated	—	(4,053)	—	4,053	—	—	—	—	—	—	—
Stock options exercised	—	1,263,767	—	—	—	20.4	—	—	20.4	—	20.4
Restricted stock units vested	—	58,419	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock based compensation	—	—	—	—	—	11.0	—	—	11.0	—	11.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	—	—	3.6	—	3.6	—	3.6
Shares issued for acquisition	—	18,110	—	(18,110)	0.5	0.1	—	—	0.6	—	0.6
Shares repurchased	—	(5,318,063)	—	5,318,063	(152.2)	—	—	—	(152.2)	—	(152.2)
Treasury stock acquired	—	(6,898)	—	6,898	(0.2)	—	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.4)	—	(25.4)	—	(25.4)
Consolidated net income	—	—	—	—	—	—	78.6	—	78.6	1.7	80.3
Other comprehensive income (loss)	—	—	—	—	—	—	—	102.9	102.9	0.7	103.6
Balance at December 31, 2017	$—	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5

Restricted shares terminated	—	(6,553)	—	6,553	—	—	—	—	—	—	—
Stock options exercised	—	575,372	—	—	—	10.3	—	—	10.3	—	10.3
Restricted stock units vested	—	183,772	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock based compensation	—	—	—	—	—	11.3	—	—	11.3	—	11.3
Shares returned from 2017 acquisition	—	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	—	(7,105)	—	7,105	(0.2)	—	—	—	(0.2)	—	(0.2)
Acquired 80% interest in Hain LifeScience GmbH	23.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.1)	—	(25.1)	—	(25.1)
Adoption impact from new revenue standard	—	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Consolidated net income	(0.2)	—	—	—	—	—	179.7	—	179.7	1.3	181.0
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(10.0)	(10.0)	(0.2)	(10.2)
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1

Stock options exercised		626,796	—	—	—	12.0	—	—	12.0	—	12.0
Restricted stock units vested		241,359	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock based compensation	—	—	—	—	—	11.9	—	—	11.9	—	11.9
Shares issued from 2017 acquisition	—	3,087	—	(3,087)	0.1	—	—	—	0.1	—	0.1
Shares repurchased	—	(3,323,104)	—	3,323,104	(142.3)	—	—	—	(142.3)	—	(142.3)
Treasury stock acquired		(1,680)	—	1,680	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.0)	—	(25.0)	—	(25.0)
Consolidated net income	(1.1)	—	—	—	—	—	197.2	—	197.2	1.9	199.1
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(42.5)	(42.5)	(0.1)	(42.6)
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net income	$198.0	$181.0	$80.3
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	75.6	64.9	63.9
Stock-based compensation expense	9.6	11.3	11.0
Deferred income taxes	(5.4)	(15.1)	28.2
Impairment and other non-cash expenses, net	10.1	39.8	11.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5.0)	(30.5)	(55.5)
Inventories	(60.2)	(35.5)	(6.6)
Accounts payable and accrued expenses	15.9	5.0	33.7
Income taxes payable	13.1	4.0	5.2
Deferred revenue	7.3	7.1	4.0
Customer advances	4.2	3.5	(27.8)
Other changes in operating assets and liabilities	(49.8)	4.2	6.4
Net cash provided by operating activities	213.4	239.7	154.4
Cash flows from investing activities:
Purchase of short-term investments	(6.4)	—	(118.5)
Maturity of short-term investments	—	117.0	186.8
Cash paid for acquisitions, net of cash acquired	(90.0)	(191.6)	(66.3)
Purchases of property, plant and equipment	(73.0)	(49.2)	(43.7)
Proceeds from sales of property, plant and equipment	11.0	0.4	11.5
Net cash used in investing activities	(158.4)	(123.4)	(30.2)
Cash flows from financing activities:
Proceeds from 2019 Note Purchase Agreement	297.9	—	—
Proceeds from 2019 Term Loan Agreement	300.0	—	—
Repayments of revolving lines of credit	(361.9)	(218.1)	(130.0)
Proceeds from revolving lines of credit	250.6	129.4	154.0
Repayment of 2012 Note Purchase Agreement	(15.0)	—	(20.0)
Repayment of other debt, net	(4.6)	(4.8)	(0.9)
Payment of deferred financing costs	(4.4)	—	—
Proceeds from issuance of common stock, net	10.9	9.4	20.0
Payment of contingent consideration	(6.2)	(2.3)	(3.5)
Payment of dividends to common stockholders	(25.0)	(25.1)	(25.4)
Repurchase of common stock	(142.3)	—	(152.2)
Cash payments to noncontrolling interests	—	(0.9)	(1.0)
Net cash provided by (used in) financing activities	300.0	(112.4)	(159.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(6.5)	17.8
Net change in cash, cash equivalents and restricted cash	355.6	(2.6)	(17.0)
Cash, cash equivalents and restricted cash at beginning of year	326.3	328.9	345.9
Cash, cash equivalents and restricted cash at end of year	$681.9	$326.3	$328.9
Supplemental cash flow information:
Cash paid for interest	$16.0	$11.7	$15.2
Cash paid for taxes	$61.3	$60.5	$53.1

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

The Company has four operating segments, Bruker BioSpin Group, Bruker CALID Group, Bruker Scientific Instruments (BSI) Nano Segment and Bruker Energy & Supercon Technologies (BEST). The Company has three reportable segments, BSI Life Science Segment, BSI NANO Segment and BEST.

For financial reporting purposes, the Bruker BioSpin Group and Bruker CALID Group operating segments are aggregated into the reportable BSI Life Science Segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- The Bruker BioSpin Group designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Bruker BioSpin Group’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

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

The BSI NANO Segment designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; and spark optical emission spectroscopy systems. Customers of the BSI NANO Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

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

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders’ proportionate share of the Company’s majority-owned subsidiaries. The portion of net income or net loss attributable to non-controlling interests is presented as net income attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of income and comprehensive income, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders’ equity.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.

Subsequent Events

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, other than as described in Note 24, or any subsequent events required to be mentioned in the footnotes to the consolidated financial statements.

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

There were no unrealized gains (losses) recorded as of December 31, 2019 and 2018, as cost approximates current fair value. There were no short-term investments held by the Company as of December 31, 2018.

Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company’s consolidated statement of cash flows. The Company has certain subsidiaries that are required by local laws and regulations to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

The inclusion of restricted cash increased the balances of the consolidated statement of cash flows as follows (dollars in millions):

	2019	2018	2017
Beginning Balance	$3.9	$3.9	$3.5
Ending Balance	3.6	3.9	3.9

Derivative Financial Instruments and Hedging Activities

All derivatives, whether designated in a hedging relationship or not, are recorded on the consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge, foreign currency hedge or a hedge of a net investment in a foreign operation. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.

Fair Value of Financial Instruments

The Company applies the following hierarchy to determine the fair value of financial instruments, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The levels in the hierarchy are defined as follows:

●	Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, cross-currency interest rate swap agreements, commodity contracts, derivatives embedded in certain purchase and sale contracts, derivatives embedded within noncontrolling interests, accounts receivable, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a note purchase agreement entered into in 2012 and a revolving credit agreement, long term loan agreement and note purchase agreement entered into in 2019.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company’s policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $3.4 million and $3.8 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no single customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2019, 2018 and 2017, no single customer represented 10% or more of the Company’s total revenue.

Inventories

Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company’s demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost and net realizable value. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. The Company records a charge to cost of product revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of income and comprehensive income.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful lives are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25	-	40	years
Machinery and equipment	3	-	10	years
Computer equipment and software	3	-	5	years
Furniture and fixtures	3	-	10	years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding the estimated future cash flows, including forecasted revenue growth, projected gross margin and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the two-step quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.

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

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3	-	15	years
Customer and distributor relationships	5	-	15	years
Trade names	5	-	15	years

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets are less than the assets’

carrying value and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Impairment losses are charged to the consolidated statements of income and comprehensive income for the difference between the fair value and carrying value of the asset.

Warranty Costs and Deferred Revenue

The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company’s warranty reserve reflects estimated material and labor costs for potential product issues for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information. The Company assesses the adequacy of the warranty reserve on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements. This guidance prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company includes accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense.

Customer Advances

The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a current or long-term liability until revenue is recognized on the specific contract in accordance with the Company’s revenue recognition policy.

Revenue Recognition

2019 & 2018 Policy under ASC 606:

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

When products are sold through an independent distributor or a strategic distribution partner, the Company recognizes the system sale upon transfer of control which is typically on shipment. When the Company is responsible for installation, the standalone selling price of installation is deferred until customer acceptance. The Company’s distributors do not have price protection rights or rights of return; however, the Company’s products are typically warranted to be free from defect for a period of one year.

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

2017 Policy under ASC 605:

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

When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, the Company recognizes the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. The Company’s distributors do not have price protection rights or rights of return; however, the Company’s products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable.

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

The Company determines the fair value of its products and services based upon vendor specific objective evidence (VSOE). The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

If VSOE cannot be established, the Company attempts to establish the selling price based on third-party evidence (TPE). VSOE cannot be established in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately.

When the Company cannot determine VSOE or TPE, it uses estimated selling price (ESP) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company analyzes the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company’s business or other factors necessitate more frequent analysis or if the Company experiences significant variances in its selling prices.

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

Shipping and Handling Costs

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $27.0 million, $25.2 million and $23.2 million in the years ended December 31, 2019, 2018 and 2017, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Capitalized Software

Purchased software is capitalized at cost and is amortized over the estimated useful life, which is generally three years. Software developed for use in the Company’s products is expensed as incurred to research and development expense until technological feasibility is achieved. Subsequent to the achievement of technological feasibility, amounts are capitalizable; however, to date such amounts have not been material.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $15.4 million, $14.4 million and $14.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company’s primary types of share-based compensation are stock options, restricted stock awards and restricted stock units.

The Company recorded stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, as follows (dollars in millions):

	2019	2018	2017
Stock options	$2.7	$4.2	$6.2
Restricted stock awards	0.3	0.8	1.4
Restricted stock units	8.9	6.3	3.4
Total stock-based compensation	$11.9	$11.3	$11.0

	2019	2018	2017
Costs of product revenue	$1.8	$1.7	$1.7
Selling, general and administrative	8.3	7.9	7.6
Research and development	1.8	1.7	1.7
Total stock-based compensation	$11.9	$11.3	$11.0

In addition to the awards above, the Company recorded stock-based compensation related benefit of $2.3 million in the year ended December 31, 2019 and additional expense of $0.5 million in the year ended December 31, 2018 related to the 2018 acquisition of Mestrelab Research, S.L.

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

	2019		2018		2017
Risk-free interest rates	1.55%		2.80%		1.78%	-	2.09%
Expected life	5.33	years	5.38	years	5.56 years
Volatility	29.57%		28.46%		30.78%	-	34.13%
Expected dividend yield	0.38%		0.47%		0.55%	-	0.74%

Risk-free interest rates are based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through a calculation based on historical experience. Expected volatility is based the Company’s historical volatility results. The expected dividend yield was included in the option pricing formula beginning in February 2016 as the Company adopted a dividend policy. The Company utilizes an estimated forfeiture rate derived from an analysis of historical data of 8.3%, 7.5% and 6.7% for the years ended December 31, 2019, 2018 and 2017, respectively.

Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the year ended December 31, 2019 or 2018.

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (dollars in millions, except per share data):

	2019	2018	2017
Net income attributable to Bruker Corporation, as reported	$197.2	$179.7	$78.6
Weighted average shares outstanding:
Weighted average shares outstanding-basic	155.2	156.2	158.1
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.4	1.0	1.0
	156.6	157.2	159.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$1.27	$1.15	$0.50
Diluted	$1.26	$1.14	$0.49

Stock options and restricted stock units to purchase approximately 0.2 million shares, 0.2 million shares and 0.3 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

Post Retirement Benefit Plans

The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) was composed of foreign currency translation adjustments and pension liability adjustments.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using the current exchange rate as of the consolidated balance sheet date and shareholders’ equity is translated using historical rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. Gains and losses resulting from translation of foreign currency monetary transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income for all periods presented. The Company has certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders’ equity.

Risks and Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, government and academic funding levels, the impact of the COVID-19 coronavirus, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company’s business include temporary closures of many of its government and university customers and suppliers, disruptions or restrictions on its employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. For example, a number of states, including California, Massachusetts and New Jersey where the Company has significant operations, have issued shelter in place or stay-at-home orders which required the Company’s employees in that area to work from home and avoid unnecessary travel. In addition, a number of the Company’s production facilities have either temporarily closed, plan to temporarily close or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at the Company, its customers, its distributors, and or its suppliers will adversely impact the Company’s operations locally and worldwide, including its ability to manufacture, sell or distribute products, as well as cause temporary closures of its foreign distributors, or the facilities of suppliers or customers. Any prolonged material disruption of the Company’s employees, distributors, suppliers or customers will impact its global sales and operating results that could lead to impairments.

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

Significant estimates and judgments made by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventory, estimated fair values used to record impairment charges related to intangible assets, goodwill, and other long-lived assets, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets and to record intangible assets in business combinations, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company’s net deferred tax assets.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions were reasonable when made.

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

The following table presents the Company’s revenues by Group for the years ended December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Revenue by Group:
Bruker BioSpin	$621.4	$591.1
Bruker CALID	623.5	547.8
BSI NANO	632.7	568.1
BEST	209.9	194.8
Eliminations	(14.9)	(6.2)
Total revenue	$2,072.6	$1,895.6

Revenue for the Company recognized at a point in time versus over time is as follows for the years ended December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Revenue recognized at a point in time	$1,847.4	$1,716.8
Revenue recognized over time	225.2	178.8
Total revenue	$2,072.6	$1,895.6

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of December 31, 2019, remaining performance obligations were approximately $1,855.3 million. The Company expects to recognize revenue on approximately 54.2% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones.

Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the consolidated balance sheets. The balance of contract assets as of December 31, 2019 and December 31, 2018 was $43.9 million and $25.9 million, respectively. The increase in the contract asset balance during the year ended December 31, 2019 is primarily a result of foreign currency translation and an increase in contracts that have been recognized as revenue during the year for which billing cannot contractually occur as of December 31, 2019.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when revenue recognition is expected. As of December 31, 2019 and December 31, 2018, the contract liabilities were $312.5 million and $288.5 million, respectively. The increase in the contract liability balance during the year ended December 31, 2019 is primarily a result of new performance obligations entered into during the year. Approximately $186.1 million of the contract liability balance on December 31, 2018 was recognized as revenue during the year ended December 31, 2019. Approximately $171.0 million of the contract liability balance on January 1, 2018, the date of adoption of ASC 606, was recognized as revenue during the twelve-month period ended December 31, 2018.

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

2019

On April 2, 2019, the Company acquired Rave LLC (Rave), a privately held company, for a purchase price of $52.2 million with the potential for additional consideration of up to $5.0 million based on revenue and gross margin achievements in 2019 and 2020. Rave develops and manufactures nanomachining and laser photomask repair equipment. Rave will be integrated into the BSI NANO Segment. The acquisition of Rave was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$55.8
Contingent consideration	4.4
Working capital adjustment	(3.6)
Total consideration transferred	$56.6
Allocation of Consideration Transferred:
Inventories	$23.1
Accounts receivable	2.2
Other current and non current assets	0.8
Property, plant and equipment	2.1
Operating lease assets	1.0
Intangible assets:
Technology	17.9
Customer relationships	15.5
Trade name	1.5
Goodwill	6.4
Liabilities assumed	(13.9)
Total consideration transferred	$56.6

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

In addition to the Rave LLC acquisition noted above, in the year ended December 31, 2019, the Company completed various other acquisitions that collectively complemented the Company’s existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for each of these acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI Life Science	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
PMOD Technologies GmbH	July 1, 2019	BSI Life Science	8.9	7.9
Magnettech GmbH	October 2, 2019	BSI Life Science	9.3	9.3
BioVendor Instruments a.s.	November 1, 2019	BSI Life Science	1.3	1.3
			$38.1	$34.9

2018

In the years ended December 31, 2018 and 2017, the Company completed various acquisitions that collectively complemented the Company’s existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses.

The following tables reflect the consideration transferred and the respective reportable segment for each of the 2018 acquisitions:

	Anasys	JPK	Mestrelab	Hain	Alicona
			BSI	BSI
Segment	BSI NANO	BSI NANO	Life Science	Life Science	BSI NANO

Consideration Transferred:
Cash paid	$27.0	$16.6	$11.2	$76.6	$55.4
Cash acquired	—	(0.2)	(1.9)	(3.4)	(1.4)
Contingent consideration	5.3	4.3	—	—	—
Total consideration transferred	$32.3	$20.7	$9.3	$73.2	$54.0

Allocation of Consideration Transferred:
Inventories	$2.8	$3.0	$—	$9.7	$10.1
Accounts receivable	0.8	1.8	2.4	5.9	3.7
Other current and non-current assets	1.1	0.7	0.8	1.5	2.0
Property, plant and equipment	—	—	0.1	2.3	1.5
Intangible assets:
Technology	7.3	7.0	4.9	38.1	15.2
Customer relationship	8.0	7.5	4.7	38.6	19.8
Backlog	1.8	1.1	—	—	2.3
Trade name	0.6	0.6	0.5	3.9	1.9
Goodwill	16.6	8.0	12.5	42.3	19.3
Deferred taxes, net	(3.2)	(4.9)	(2.5)	(19.6)	(9.1)
Liabilities assumed	(3.5)	(4.1)	(1.3)	(15.0)	(6.5)
Assumed debt	—	—	—	(11.3)	(6.2)
Redeemable noncontrolling interest	—	—	—	(23.2)	—
Hybrid instrument liability	—	—	(12.8)	—	—
Total consideration transferred	$32.3	$20.7	$9.3	$73.2	$54.0

Anasys

On April 8, 2018, the Company acquired a 100% interest in Anasys Instruments Corp. (Anasys), a privately held company, for a purchase price of $27.0 million with the potential for additional consideration based on revenue achievements in 2019 and 2020. Anasys develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments. Anasys was integrated into the BSI NANO Segment.

The fair value allocation included contingent consideration in the amount of $5.3 million, which represented the estimated fair value of future payments to the former shareholders of Anasys based on Anasys achieving annual revenue targets for the years 2019 and 2020. The Company completed the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with Anasys is eight years, except for backlog which will be amortized over one year.

JPK

On July 11, 2018, the Company acquired a 100% interest in JPK Instruments AG (JPK), a privately held company, for a purchase price of Euro 14.2 million (approximately $16.6 million), with the potential for additional consideration based on various operational achievements throughout 2019 and 2020. JPK adds in-depth expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker’s capabilities. JPK is located in Berlin, Germany and was integrated into the BSI NANO Segment.

The fair value allocation included contingent consideration in the amount of $4.3 million, which represented the estimated fair value of future payments to the former shareholders of JPK based on JPK achieving various operational achievements for the years 2019 and 2020. The Company completed the fair value allocation in the second quarter of 2019. The amortization period for all intangible assets acquired in connection with JPK is eight years, except for backlog which will be amortized over one year.

Mestrelab

On October 1, 2018, Bruker acquired a 24.9% interest in Mestrelab Research, S.L. (Mestrelab) for a purchase price of Euro 4.7 million (approximately $5.4 million) and acquired an additional 26.1% interest on December 4, 2018 for a purchase price of Euro 5.2 million (approximately $5.9 million). The Company has options that can be exercised after 2022 to acquire the remaining 49%. Mestrelab adds in-depth expertise to assist in advancing chemistry software that handles spectroscopic data and extracts and manages chemical information from a variety of analytical techniques, including, for example, NMR and mass spectrometry. Mestrelab is located in Santiago de Compostela, Spain and was integrated into the BSI Life Science Segment.

The Company completed the fair value allocation in the fourth quarter of 2019. The amortization period for all intangible assets acquired in connection with Mestrelab is nine years, except for customer relationships which will be amortized over ten years.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. During the year ended December 31, 2019, the fair value remeasurement resulted in a $2.3 million stock compensation benefit.

Hain

On October 15, 2018, Bruker acquired an 80% interest in Hain Lifescience GmbH (Hain) for a purchase price of Euro 66 million (approximately $76.4 million) and has options to acquire the remaining 20% exercisable after 2022. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing. Hain is located in Nehren, Germany and was integrated into the BSI Life Science Segment.

The Company completed the fair value allocation in the fourth quarter of 2019. The amortization period for all intangible assets acquired in connection with Hain is 15 years.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 20% of Hain for cash at a contractually defined redemption value. These rights are accelerated in certain events. As the redemption is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The agreement establishes a redemption price floor of Euro 16.7 million. Beginning in 2022, the redemption price is capped at Euro 46 million and increases by Euro 6 million each year thereafter if unexercised by either party.

Subsequent to the acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. During the year ended December 31, 2019, there were no adjustments to the carrying value of the redeemable noncontrolling interest.

Alicona

On December 17, 2018, Bruker acquired a 100% interest in Agapetus GmbH (Alicona) for a purchase price of Euro 48.9 million (approximately $55.4 million). Alicona is a provider of optical-based metrology products. Alicona is located in Graz, Austria and was integrated into the BSI NANO Segment.

The Company completed the fair value allocation in the fourth quarter of 2019. The amortization period for the intangible assets acquired in connection with Alicona is 8 years for the customer relationships and technology intangible assets, 12 years for the trade name intangible asset and 1 year for the backlog intangible asset.

Other Acquisitions

In addition to the acquisitions noted above, in the year ended December 31, 2018, the Company completed various other acquisitions that collectively complemented the Company’s existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses. The total consideration transferred for the additional acquisitions was $12.7 million.

2017

The following tables reflect the consideration transferred and the respective reportable segment for each of the 2017 acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
InVivo Biotech Svs GmbH.	January 2, 2017	BSI Life Science	$9.1	$9.1
Hysitron, Incorporated	January 23, 2017	BSI NANO	28.8	27.2
Luxendo GmbH	May 5, 2017	BSI NANO	21.9	18.8
XGLab S.r.l.	August 1, 2017	BSI NANO	5.5	5.5
Other	Various	BSI Life Science	6.0	5.7
			$71.3	$66.3

Luxendo

On May 5, 2017, the Company acquired 100% of the shares of Luxendo GmbH (Luxendo), a privately held spin-off of the European Molecular Biology Laboratory, for a purchase price of Euro 17 million (approximately $18.8 million), with the potential for additional consideration based on revenue achievements in 2018 through 2021. Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments. Luxendo is located in Heidelberg, Germany and was integrated into the BSI NANO Segment.

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

Hysitron

On January 23, 2017, the Company acquired 100% of the shares of Hysitron, Incorporated (Hysitron). The acquisition adds Hysitron’s nanomechanical testing instruments to the Company’s existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems. Hysitron is included in BSI NANO Segment.

The fair value allocation included contingent consideration in the amount of $1.6 million, which represented the estimated fair value of future payments to the former shareholders of Hysitron based on achieving annual revenue targets for the years 2017 through 2018. The Company paid $1.1 million in contingent payments related to this acquisition. The Company completed the fair value allocation in the second quarter of 2017. The maximum potential future payments related to the contingent consideration is $10 million. The amortization period for intangible assets acquired in connection with Hysitron is 7 years for customer relationships, trademarks and other intangibles and 5 years for existing technology.

Note 5—Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2019 and 2018 (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate and cross currency swap agreements	$10.1	$—	$10.1	$—
Foreign exchange contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$11.4	$—	$11.4	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Hybrid instrument liability	10.6	—	—	10.6
Interest rate and cross currency swap agreements	16.9	—	16.9	—
Foreign exchange contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$44.3	$—	$17.9	$26.4

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	—	—	—	—
Fixed price commodity contracts	0.4	—	0.4	—
Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.1	$—	$—	$15.1
Hybrid instrument liability	12.9	—	—	12.9
Foreign exchange contracts	2.8	—	2.8	—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$32.2	$—	$4.2	$28.0

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $517.4 million and $228.8 million at December 31, 2019 and 2018, respectively, based on market and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings.

Excluded from the table above are restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of restricted cash and short-term investments as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Restricted Cash	$3.6	$3.9
Cash Equivalents	9.0	—
Short-term Investments	6.6	—

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2019 and 2018.

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

The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2019 and 2018 (dollars in millions):

Balance at December 31, 2017	$12.7
Current period additions	9.9
Current period adjustments	(1.9)
Current period settlements	(5.5)
Foreign currency effect	(0.1)
Balance at December 31, 2018	15.1
Current period additions	5.4
Current period adjustments	2.3
Current period settlements	(6.7)
Foreign currency effect	(0.3)
Balance at December 31, 2019	$15.8

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

The following table sets forth the changes in hybrid instrument liability for the year ended December 31, 2019 and 2018 (dollars in millions):

Balance at December 31, 2017	$—
Current period additions	12.9
Balance at December 31, 2018	12.9
Current period additions	(2.3)
Balance at December 31, 2019	$10.6

Note 6—Accounts Receivable

The following is a summary of accounts receivable, net at December 31, (dollars in millions):

	2019	2018
Gross accounts receivable	$365.6	$361.0
Allowance for doubtful accounts	(3.4)	(3.8)
Accounts receivable, net	$362.2	$357.2

The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

The following is a summary of the activity in the Company’s allowance for doubtful accounts at December 31, (dollars in millions):

	Balance at	Additions	Deductions	Foreign
	Beginning of	Charged to	Amounts	Currency	Balance at
	Period	Expense	Written Off	Impact	End of Period
2019	$3.8	$1.3	$(1.9)	$0.2	$3.4
2018	4.7	0.7	(1.7)	0.1	3.8
2017	7.9	0.5	(4.4)	0.7	4.7

Note 7—Inventories

Inventories consisted of the following at December 31, (dollars in millions):

	2019	2018
Raw materials	$188.8	$164.5
Work-in-process	206.4	182.4
Finished goods	104.5	94.8
Demonstration units	77.5	67.9
Inventories	$577.2	$509.6

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of December 31, 2019 and 2018, inventory-in-transit was $36.0 million and $38.3 million, respectively.

Note 8—Property, Plant and Equipment, Net

The following is a summary of property, plant and equipment, net by major asset class at December 31, (dollars in millions):

	2019	2018
Land	$26.5	$26.8
Building and leasehold improvements	305.2	299.2
Machinery, equipment, software and furniture and fixtures	400.0	366.4
	731.7	692.4
Less accumulated depreciation and amortization	(425.6)	(421.8)
Property, plant and equipment, net	$306.1	$270.6

Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2019, 2018 and 2017 was $37.3 million, $36.0 million and $34.3 million, respectively.

During the years ended December 31, 2019 and 2017, the Company recorded impairment charges of $0.5 million and $1.1 million, respectively, representing the write down to fair value of certain property, plant and equipment, net related to restructuring and outsourcing activities undertaken during the respective years. These impairment charges are recorded within other charges, net in the accompanying consolidated statements of income and comprehensive income. Please see Note 19 - other charges, net, for additional details on the restructuring activities. There were no impairment charges in the year ended December 31, 2018.

Note 9—Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	BSI Life
	Science	BSI NANO	BEST	Total
Balance at December 31, 2016	$4.5	$126.1	$—	$130.6
Current period additions/adjustments	3.7	30.1	—	33.8
Foreign currency impact	0.7	4.7	—	5.4
Balance at December 31, 2017	8.9	160.9	—	169.8
Current period additions/adjustments	64.1	44.9	—	109.0
Foreign currency impact	(1.0)	(2.1)	—	(3.1)
Balance at December 31, 2018	72.0	203.7	—	275.7
Current period additions/adjustments	13.1	6.3	0.3	19.7
Foreign currency impact	(0.9)	(1.5)	—	(2.4)
Balance at December 31, 2019	$84.2	$208.5	$0.3	$293.0

The Company performed its annual impairment evaluation using both a quantitative and qualitative approach at December 31, 2019, a quantitative approach at December 31, 2018 and a qualitative approach at December 31, 2017 and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of the Company’s reporting units was greater than their carrying amounts and, therefore, no impairment was required.

The Company has recorded $3.1 million in the cumulative impairment of goodwill.

Intangible Assets

The following is a summary of intangible assets at December 31, 2019 and 2018 (dollars in millions):

	2019			2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$300.9	$(182.4)	$118.5	$272.6	$(160.5)	$112.1
Customer relationships	134.7	(30.9)	103.8	112.0	(18.1)	93.9
Non compete conracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	13.7	(2.9)	10.8	11.6	(1.6)	10.0
Other	5.5	(5.4)	0.1	5.1	(2.4)	2.7
Intangible assets	$456.6	$(223.4)	$233.2	$403.1	$(184.4)	$218.7

For the years ended December 31, 2019, 2018 and 2017, the Company recorded amortization expense of approximately $38.3 million, $28.9 million and $29.6 million, respectively, in the consolidated statements of income and comprehensive income. During the year ended December 31, 2019, the Company recorded an impairment charge of $1.2 million representing the impairment of the technology within the BSI Life Science Segment. During the year ended December 31, 2018, the Company recorded an impairment charge of $0.6 million representing the impairment of the in-process research and development within the BSI Life Science Segment.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2019 is as follows (dollars in millions):

2020	$35.0
2021	32.5
2022	27.3
2023	24.7
2024	22.4
Thereafter	91.3
Total	$233.2

Note 10—Other Current Liabilities

The following is a summary of other current liabilities at December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Deferred revenue	$102.6	$96.3
Accrued compensation	105.7	104.2
Accrued warranty	21.1	19.7
Contingent consideration	12.6	7.1
Income taxes payable	52.4	36.8
Other taxes payable	17.5	23.4
Derivative liabilities	1.2	4.2
Operating leases	20.6	—
Other accrued expenses	55.1	60.2
Other current liabilities	$388.8	$351.9

The following table sets forth the changes in accrued warranty for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

Balance at December 31, 2016	$18.7
Accruals for warranties issued during the year	17.0
Settlements of warranty claims	(17.0)
Foreign currency impact	1.9
Balance at December 31, 2017	20.6
Accruals for warranties issued during the year	21.3
Settlements of warranty claims	(21.5)
Foreign currency impact	(0.7)
Balance at December 31, 2018	19.7
Accruals for warranties issued during the year	24.5
Settlements of warranty claims	(22.9)
Foreign currency impact	(0.2)
Balance at December 31, 2019	$21.1

Note 11—Debt

The Company’s debt obligations consist of the following as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
US Dollar revolving loan under the 2015 Credit Agreement	$—	$111.6
US Dollar notes under the 2012 Note Purchase Agreement	205.0	220.0
CHF Dollar notes under the 2019 Note Purchase Agreement	306.8	—
US Dollar notes under the 2019 Term Loan	300.0	—
Unamortized debt issuance costs	(2.6)	(0.5)
Other revolving loans	—	2.9
Capital lease obligations and other loans	4.1	7.1
Total debt	813.3	341.1
Current portion of long-term debt	(0.5)	(18.5)
Total long-term debt, less current portion	$812.8	$322.6

There was no amount outstanding under the 2019 Revolving Credit Agreement as of December 31, 2019.

On December 11, 2019, the Company entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029.

The new revolving credit agreement replaces the Company’s $500 million five-year revolving credit agreement established on October 27, 2015, which was terminated on December 11, 2019. The existing $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, which the Company issued pursuant to a note purchase agreement dated January 18, 2012, remain in full force and effect.

Each of the revolving credit agreements, term loan agreement and note purchase agreements are described below.

2019 Revolving Credit Agreement

On December 11, 2019, the Company entered into a new credit agreement, referred to as the 2019 Revolving Credit Agreement. The 2019 Revolving Credit Agreement provides for a five-year revolving credit facility in the U.S. Dollar equivalent amount of $600 million, comprised of sub-facilities for revolving loans, swing-line loans, letters of credit and foreign borrowings. The 2019 Revolving Credit Agreement also provides for an uncommitted incremental facility whereby, under certain circumstances, the Company may, at its option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $250 million. Loans under the 2019 Revolving Credit Agreement will be repayable in full at maturity, and may also be prepaid at the Company’s option in whole or in part without premium or penalty. Amounts borrowed under the 2019 Revolving Credit Agreement may be repaid and reborrowed from time to time prior to the maturity date. The obligations under the 2019 Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.

Borrowings under the 2019 Revolving Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the London Interbank Offered Rate (LIBOR) applicable to the relevant currency, plus a margin ranging from 1.000% to 1.500%, based on the Company’s leverage ratio, or (b) the highest of (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) LIBOR, as adjusted, plus 1%, plus, in each case, a margin rate ranging from 0.100% to 0.500%, based on the Company’s leverage ratio. The Company has also agreed to pay a quarterly facility fee based on the aggregate unused amount available under the 2019 Revolving Credit Agreement ranging from 0.100% to 0.200%, based on the Company’s leverage ratio.

The 2019 Revolving Credit Agreement includes affirmative, negative and financial covenants and events of default customary for financings of this type. The negative covenants include, among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset and equity sales, dividends, and transactions with affiliates. The financial covenants include maximum leverage ratio and minimum interest coverage ratios of the Company, specifically, the Company’s leverage ratio cannot exceed 3.5 and the interest coverage ratio cannot be less than 2.5. The events of default include, among others, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations and warranties, bankruptcy and insolvency related events, certain ERISA events, material judgments, and the occurrence of a change of control.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2019 (in millions):

	Total Amount		Outstanding
	Committed by	Outstanding	Letters of	Total Amount
	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	$600.0	$—	$0.2	$599.8
Other lines of credit	251.8	—	143.0	108.8
Total revolving loans	$851.8	$—	$143.2	$708.6

2015 Revolving Credit Agreement

On October 27, 2015, the Company entered into a revolving credit agreement, referred to as the 2015 Credit Agreement. The 2015 Credit Agreement provided a maximum commitment on the Company’s revolving credit line of $500 million and a maturity date of October 2020. The 2015 Revolving Credit Agreement was terminated in December 2019. Borrowings under the revolving credit line of the 2015 Credit Agreement accrued interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There was also a facility fee ranging from 0.10% to 0.20%.

Borrowings under the 2015 Credit Agreement were guaranteed by certain of the Company’s material subsidiaries. The 2015 Credit Agreement also required the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. In addition to the financial ratios, the 2015 Credit Agreement contained negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates.

2019 Term Loan Agreement

On December 11, 2019, the Company, together with certain of its subsidiaries, as borrowers, entered into a term loan agreement, referred to as Term Loan Agreement with a bank consortium. The Term Loan Agreement provides for a $300 million seven-year term loan facility subject to terms and conditions substantially consistent with those provisions contained in the 2019 Revolving Credit Agreement. Loans under the Term Loan Agreement will be repayable in full at maturity, subject to scheduled amortization beginning in 2022, and may also be prepaid at the Company’s option in whole or in part without premium or penalty. The obligations under the Term Loan Agreement are unsecured and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Amounts outstanding under the Term Loan Agreement bear interest at a rate equal to, at the Company’s option, (a) the US Dollar London Interbank Offered Rate (USD LIBOR), plus a margin ranging from 1.000% to 1.500%, based on the Company’s leverage ratio, or (b) the highest of (i) the federal funds effective rate plus ½ of

1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) USD LIBOR, as adjusted, plus 1%, plus a margin ranging from 0.100% to 0.500%, based on the Company’s leverage ratio.

The other terms of the Term Loan Agreement are substantially similar to the terms of the 2019 Revolving Credit Agreement, including representations and warranties, affirmative, negative and financial covenants, and events of default.

2019 Note Purchase Agreement

On December 11, 2019, the Company entered into a note purchase agreement, referred to as the 2019 Note Purchase Agreement, with a group of institutional accredited investors. Pursuant to the 2019 Note Purchase Agreement, the Company issued and sold CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029, referred to as the 2019 Senior Notes. The obligations under the Note Purchase Agreement are unsecured and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Interest on the 2019 Senior Notes is payable semi-annually on June 11 and December 11 of each year, commencing June 11, 2020. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding at a price equal to the sum of (a) the principal amount to be prepaid, plus accrued and unpaid interest, (b) any applicable “make-whole” amount, and (c) certain other fees and expenses. In the event of a change in control (as defined in the 2019 Note Purchase Agreement) of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and certain other fees and expenses.

The 2019 Note Purchase Agreement contains customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to incur liens, transfer or sell equity or assets, engage in certain mergers and consolidations, enter into transactions with affiliates, and engage or permit any subsidiary to engage in certain lines of business. The 2019 Note Purchase Agreement also includes customary representations and warranties and events of default.

Additionally, so long as any 2019 Senior Notes are outstanding, the Company may not permit (i) its leverage ratio (as determined pursuant to the 2019 Note Purchase Agreement) as of the end of any fiscal quarter to exceed 3.50 to 1.00 unless a material acquisition causes an adjusted leverage ratio to apply pursuant to the 2019 Note Purchase Agreement, (ii) its interest coverage ratio (as determined pursuant to the 2019 Note Purchase Agreement) as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1.00, or (iii) priority Debt at any time to exceed 15% of consolidated total assets (as determined pursuant to the 2019 Note Purchase Agreement).

2012 Note Purchase Agreement

In January 2012, the Company entered into a note purchase agreement, referred to as the 2012 Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the 2012 Note Purchase Agreement, the Company issued and sold $240.0 million of senior notes, referred to as the 2012 Senior Notes, which consist of the following:

●	$20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;
●	$15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;
●	$105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and
●	$100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

On January 18, 2017, the outstanding $20.0 million principal amount of Tranche A of the 2012 Senior Notes was repaid in accordance with the terms of the 2012 Note Purchase Agreement. On January 18, 2019, the

outstanding $15.0 million principal amount of Tranche B of the 2012 Senior Notes was repaid in accordance with the terms of the 2012 Note Purchase Agreement.

Under the terms of the 2012 Note Purchase Agreement, interest is payable semi-annually on January 18 and July 18 of each year. The 2012 Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries. The 2012 Senior Notes rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness. The Company may prepay some or all of the 2012 Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the 2012 Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days’ written notice to the holders of the 2012 Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, the Company may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2012 Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The 2012 Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The 2012 Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2012 Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of 2012 Senior Notes affected thereby may declare all 2012 Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2012 Senior Notes may declare all the 2012 Senior Notes to be due and payable immediately. Pursuant to the 2012 Note Purchase Agreement, so long as any 2012 Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the 2012 Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the 2012 Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the 2012 Note Purchase Agreement.

As of December 31, 2019, the Company was in compliance with the financial covenants of all debt agreements.

Annual maturities of debt outstanding, less deferred financing cost amortization, at December 31, 2019 are as follows (dollars in millions):

2020	$0.5
2021	1.7
2022	111.1
2023	15.4
2024	115.0
Thereafter	569.6
Total	$813.3

As of December 31, 2019, the Company has entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $0.6 million during 2019. The gains (losses) related to hedges of net asset investments in international operations that were recorded within the cumulative translational adjustment section of other comprehensive income were $6.8 million for the year ended December 31, 2019.

Interest expense for the years ended December 31, 2019, 2018 and 2017, was $16.0 million, $12.6 million and $15.4 million, respectively.

Note 12—Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Credit Agreement and the 2019 Term Loan.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts and cross-currency interest rate swap agreements at December 31, (in millions):

	Notional			Notional
	Amount in Buy			Amount in	Fair Value of	Fair Value of
Buy	Currency	Sell	Maturity	U.S. Dollars	Assets	Liabilities
December 31, 2019:
Forward Currency Contracts (1):
Euro	18.0	U.S. Dollars	January 2020	$20.1	$0.1	$—
Swiss Francs	7.8	U.S. Dollars	January 2020	7.9	0.2	—
Swiss Francs	11.0	Euro	January 2020	11.3	0.1	—
Swedish Krona	26.9	Swiss Francs	January 2020	2.8	0.1	—
Swiss Francs	9.4	Japanese Yen	January 2020	9.5	0.2	—
Singapore Dollar	4.2	U.S. Dollars	January 2020	3.1	—	—
Singapore Dollar	2.7	Euro	January 2020	2.0	—	—
Great Britain Pound	7.7	Euro	January 2020	10.0	0.2	—
Euro	6.4	Great Britain Pound	February 2020 to January 2021	7.7	—	0.4

Cross-Currency and Interest Rate Swap Agreements (2):
U.S. Dollars	105.0	Euro	January 2022	105.0	—	1.2
U.S. Dollars	100.0	Euro	January 2024	100.0	—	1.3
U.S. Dollars	150.0	Euro	December 2024	150.0	—	1.9
U.S. Dollars	150.0	Swiss Francs	December 2026	150.0	—	2.4
				$579.4	$0.9	$7.2
December 31, 2018:
Forward Currency Contracts (1):
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britain Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britain Pound	May 2019 to October 2020	8.0	0.1	—
				$102.4	$0.2	$2.8
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $12.3 million for the delivery of products and $6.1 million for the purchase of products at December 31, 2019 and $113.5 million for the delivery of products and $6.0 million for the purchase of products at December 31, 2018. These purchase and sale contracts are not designated as accounting hedges. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. These commodity contracts are not designated as accounting hedges. At December 31, 2019 and 2018, the Company has fixed price commodity contracts with notional amounts aggregating $5.6 million and $6.8 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above were recorded in the consolidated balance sheets for the years ended December 31, 2019 and 2018 as follows (dollars in millions):

	Balance Sheet Location	2019	2018
Derivative assets:
Interest rate and cross currency swap agreements	Other current assets	$10.1	$—
Foreign exchange contracts	Other current assets	0.9	0.2
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.2
Fixed price commodity contracts	Other current assets	0.3	—
Embedded derivatives in purchase and delivery contracts	Other long-term assets	—	0.2
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.4	$2.8
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.6	0.9
Fixed price commodity contracts	Other current liabilities	—	0.5
Interest rate and cross currency swap agreements	Other long-term liabilities	16.9	—

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments for the years ending December 31 are as follows (dollars in millions) and are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income:

	2019	2018	2017
Foreign exchange contracts	$3.0	$(7.0)	$5.8
Embedded derivatives in purchase and delivery contracts	—	1.5	(5.7)
Fixed price commodity contracts	0.8	(1.3)	0.6
Cross-currency interest rate swap agreements	0.6	—	—
Income (expense), net	$4.4	$(6.8)	$0.7

Note 13—Income Taxes

The domestic and foreign components of income before taxes are as follows for the years ended December 31, (dollars in millions):

	2019	2018	2017
Domestic	$3.8	$(15.4)	$(14.0)
Foreign	276.6	260.1	211.8
	$280.4	$244.7	$197.8

The components of the income tax provision are as follows for the years ended December 31, (dollars in millions):

	2019	2018	2017
Current income tax expense:
Federal	$0.6	$10.1	$32.2
State	2.2	1.0	2.0
Foreign	82.1	61.8	42.7
Total current income tax expense	84.9	72.9	76.9

Deferred income tax (benefit) expense:
Federal	(2.2)	(15.4)	35.5
State	0.3	(0.3)	(0.4)
Foreign	(0.6)	6.5	5.5
Total deferred income tax (benefit) expense	(2.5)	(9.2)	40.6
Income tax provision	$82.4	$63.7	$117.5

The income tax provision differs from the tax provision computed at the U.S. federal statutory rate due to the following significant components for the years ended December 31:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Foreign tax rate differential	5.9	4.6	(11.7)
Permanent differences	1.1	0.7	(0.5)
Mandatory Repatriation	(0.6)	1.7	27.0
Tax contingencies	1.4	0.9	(1.3)
Change in tax rates	0.3	1.1	0.9
Withholding taxes	(0.1)	0.1	2.2
Permanent reinvestment assertion accrual	0.3	(4.9)	7.8
State income taxes, net of federal benefits	0.7	(0.4)	1.3
Purchase accounting	—	0.1	0.5
Tax credits	(0.6)	—	(0.3)
Other	—	0.6	(1.2)
Change in valuation allowance for unbenefitted losses	—	0.5	(0.3)
Effective tax rate	29.4%	26.0%	59.4%

The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (dollars in millions):

	2019	2018
Deferred tax assets:
Accrued expenses	$7.5	$5.3
Compensation	32.6	26.9
Investments	0.1	—
Deferred revenue	8.4	—
Net operating loss carryforwards	21.2	24.3
Fixed assets	2.9	3.9
Foreign tax and other tax credit carryforwards	11.0	8.3
Unrealized currency gain/loss	6.1	1.1
Lease obligations	16.3	—
Gross deferred tax assets	106.1	69.8
Less valuation allowance	(4.2)	(4.3)
Total deferred tax assets	101.9	65.5

Deferred tax liabilities:
Accounts receivable	0.6	1.2
Investments	—	0.5
Inventory	13.3	1.8
Deferred revenue	—	5.9
Fixed assets	4.9	—
Foreign statutory reserves	2.2	0.4
Intangibles	40.1	47.6
Accrued expenses	0.9	0.3
Accrued Withholding Tax	5.2	4.8
Right of use asset	15.6	—
Other	7.4	3.2
Total deferred tax liabilities	90.2	65.7
Net deferred tax assets	$11.7	$(0.2)

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

The Company can only recognize a deferred tax asset to the extent this it is “more likely than not” that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 were as follows:

Balance at December 31, 2016	$0.5
Decreases recorded as a benefit to income tax provision	(0.5)
Balance at December 31, 2017	$—
Increases recorded as a loss to income tax provision	1.3
Increases recorded as part of acquisition purchase accounting	3.0
Balance at December 31, 2018	$4.3
Decreases recorded as a benefit to income tax provision	(0.1)
Balance at December 31, 2019	$4.2

As of December 31, 2019, the Company has approximately $38.8 million net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2020. The Company also has approximately $82.7 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $13.2 million of other foreign net operating losses that are expected to expire at various times beginning in 2020. The Company also has state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At December 31, 2019 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. Specifically, the Company asserts that a total of $1.6 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $1.1 billion in unremitted earnings as well as $447 million of non-cash E&P in all jurisdictions not indefinitely reinvested. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $58 million at December 31, 2019.

The Company had gross unrecognized tax benefits, excluding interest, of approximately $15.9 million as of December 31, 2019, that if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by an immaterial amount due to the expiration of statutes of limitations. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

Gross unrecognized tax benefits at December 31, 2016	$6.2
Lapse of statutes	(1.8)
Gross unrecognized tax benefits at December 31, 2017	4.4
Gross increases - tax positions in prior periods	3.1
Lapse of statutes	(0.9)
Gross unrecognized tax benefits at December 31, 2018	6.6
Gross increases - tax positions in prior periods	4.7
Gross increases - current period tax positions	4.7
Lapse of statutes	(0.1)
Gross unrecognized tax benefits at December 31, 2019	$15.9

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2019 and 2018, the Company had approximately $0.4 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded a benefit of $0.2 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended December 31, 2018. There was no benefit recognized during the year ended December 31, 2019.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2019 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.51% from the U.S. statutory rate of 21% in 2019. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2016 are open to examination in Germany and Switzerland. In 2016, the Company settled tax audits in Germany and Switzerland. The settlements were immaterial to the consolidated financial statements. Tax years 2013 to 2018 remain open for examination in the United States.

U.S. Tax Reform

On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. The 2017 Tax Act contains several key provisions including, among other things:

●	A reduction in the corporate tax rate from 35.0% to 21.0% for the tax years beginning after December 31, 2017;
●	The introduction of a territorial tax system beginning in 2018 by providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries;
●	To fund the territorial tax system, a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the “toll charge”, and;
●	The introduction of a new U.S. tax on certain off-shore earnings associated with so-called “Global Intangible Low-Taxed Income” (GILTI). This tax is imposed at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by foreign tax credits.

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

During the fourth quarter of 2017, the Company recognized within its provision for income taxes an incremental income tax provision of $68.9 million, which is primarily comprised of the following:

●	An estimated income tax provision of $55.0 million for the federal and state impacts of the one-time deemed repatriation of pre-2018 E&P. In accordance with the 2017 Tax Act, the federal portion of the toll charge liability may be paid over eight years. Such liability can be reduced by certain credits. Accordingly, we have recorded $30.6 million and $2.7 million in long-term income tax liabilities and accrued income taxes (current), respectively, as of December 31, 2017
●	An estimated net income tax benefit of $1.4 million, for the remeasurement of our deferred tax assets and liabilities at the newly enacted tax rate of 21%; and

●	As a result of the 2017 Tax Act and our expectations about distributing certain cash balances from its foreign subsidiaries to the United States, we also recorded estimated income tax provisions for estimated state income taxes and foreign withholding taxes of $12.5 million.

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

During 2019, the Company recorded a tax adjustment equal to a net benefit of $1.6 million related to the recalculation of the toll charge liability. The Company expects to reflect this change on a 2017 amended tax return. The total toll charge liability as of December 31, 2019 was $34.4 million. Of that amount, approximately $5.8 million has already been paid.

The Company recorded tax expense associated with the GILTI provisions of the 2017 Tax Act as of December 31, 2019. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has determined to treat such as a tax cost in the year incurred. As such, the Company did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the year ended December 31, 2019.

Note 14—Post Retirement Benefit Plans

Defined Contribution Plans

The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $8.7 million, $8.4 million and $6.4 million to such plans in the years ended December 31, 2019, 2018 and 2017, respectively.

Defined Benefit Plans

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

The Company records pension service cost within cost of sales, selling, general and administrative, and research and development expenses while non-service related pension costs are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income. The components of net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in millions):

	2019	2018	2017
Components of net periodic benefit costs:
Service cost	$6.4	$7.5	$7.8
Interest cost	2.6	2.0	1.7
Expected return on plan assets	(2.0)	(1.9)	(1.7)
Amortization of net loss	2.0	3.8	4.8
Net periodic benefit costs	$9.0	$11.4	$12.6

The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (dollars in millions):

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$216.7	$228.0
Service cost	6.4	7.5
Interest cost	2.6	2.0
Plan participant contributions	4.8	4.3
Plan amendments	—	(1.3)
Plan settlements	—	(0.4)
Benefits paid	(2.8)	(2.0)
Actuarial loss (gain)	25.8	(16.2)
Premiums paid	(1.6)	(1.7)
Impact of foreign currency exchange rates	3.1	(3.5)
Benefit obligation at end of year	255.0	216.7

Change in plan assets:
Fair value of plan assets at beginning of year	124.6	120.3
Return on plan assets	(2.5)	(0.6)
Plan participant and employer contributions	11.6	10.2
Benefits paid	(2.8)	(2.2)
Plan settlements	—	(0.4)
Premiums paid	(1.7)	(1.5)
Impact of foreign currency exchange rates	2.2	(1.2)
Fair value of plan assets at end of year	131.4	124.6
Net under funded status	$(123.6)	$(92.1)

The accumulated benefit obligation for the defined benefit pension plans is $243.6 million and $206.9 million at December 31, 2019 and 2018, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2019 and 2018.

The following amounts were recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans at December 31, (dollars in millions):

	2019	2018
Current liabilities	$(1.6)	$(1.6)
Non-current liabilities	(122.0)	(90.5)
Net benefit obligation	$(123.6)	$(92.1)

The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company’s defined benefit plans at December 31, (dollars in millions):

	2019	2018	2017
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(6.0)	$(6.9)	$(9.7)
Net actuarial loss	(62.3)	(32.0)	(48.9)
Accumulated other comprehensive loss	(68.3)	(38.9)	(58.6)
Accumulated contributions in excess of net periodic benefit cost	(55.3)	(53.2)	(49.1)
Net amount recognized	$(123.6)	$(92.1)	$(107.7)

The amount in accumulated other comprehensive income at December 31, 2019 expected to be recognized as amortization of net loss within net periodic benefit cost in 2020 is $4.7 million.

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

The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the net periodic benefit costs and the projected benefit obligations for the years ended December 31, are as follows:

	2019	2018	2017
Discount rates	0.3%-2.3%	0.2%-2.3%	0.2%-2.1%
Expected return on plan assets	0.0%-3.0%	0.0%-3.0%	0.0%-3.0%
Expected rate of compensation increase	0.0%-3.0%	1.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

The fair value of the Company’s pension plan assets at December 31, 2019 and 2018, by asset category and by level in the fair value hierarchy, is as follows (dollars in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2019	Total	Available (Level 1)	(Level 2)	(Level 3)
Plan Assets:
Group BPCE Life (a)	$0.5	$—	$0.5	$—
Swiss Life Collective BVG Foundation (b)	130.9	—	130.9	—
Total plan assets	$131.4	$—	$131.4	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2018	Total	Available (Level 1)	(Level 2)	(Level 3)
Plan Assets:
Group BPCE Life (a)	$0.8	$—	$0.8	$—
Swiss Life Collective BVG Foundation (b)	123.8	—	123.8	—
Total plan assets	$124.6	$—	$124.6	$—
(a)	The Company’s pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.
(b)	The Company’s pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.0% for the years ended December 31, 2019 and 2018 on the mandatory withdrawal portion, as defined by Swiss law, and 0.25% for the years ended December 31, 2019 and 2018 on the non-mandatory portion. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 75% bonds, including cash, 5% equity investments and 20% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

During 2020, the Company expects contributions to be consistent with 2019.The estimated future benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2019. The following benefit payments reflect future employee service as appropriate (dollars in millions):

2020	$2.9
2021	3.3
2022	3.9
2023	4.6
2024	5.5
2025-2028	37.1

Note 15—Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard, effective as of January 1, 2019, superseded previous U.S. GAAP guidance on leases and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use (ROU) assets and lease liabilities, as well as provide additional disclosures. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11 and recognized a cumulative-effect adjustment to the opening balance sheet. The Company’s prior period financial statements were not adjusted due to adopting the new standard based on the alternative transition method. The Company elected the available package of practical expedients for leases that commenced prior to the effective date that allows it to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting treatment of initial direct costs for any expired or existing leases. The Company also elected the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component for all asset classes. The adoption of the new standard resulted in recording $75.5 million and $77.9 million of ROU assets and lease liabilities, respectively, as of January 1, 2019 on the Company’s balance sheet. The adoption of the new standard did not significantly affect the Company’s results of operations.

Starting in the first quarter of 2019, the Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than 12 months are recognized on the balance sheet as ROU assets with a corresponding lease liability. The Company has elected not to recognize on the balance sheet leases with an initial term of 12 months or less. Leases with an initial term of 12 months or less are directly expensed as incurred. Leases are classified as either operating or finance depending on the specific terms of the arrangement.

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating. The remaining lease term ranges from 2020 to 2029, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, future rent increases tied to an index or rate, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.

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

Operating lease cost is recognized over the lease term on a straight-line basis, while finance lease cost is amortized over the expected term on a straight-line basis. Variable lease cost not dependent on an index or rate is recognized when incurred and typically consists of amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities cost.

The components of lease cost for the year ended December 31, 2019 are as follows (dollars in millions):

2019
Amortization of right-of-use assets	$0.3
Interest on lease liabilities	—
Total finance lease cost	$0.3

Operating lease cost	$24.9
Short term lease cost	2.2
Variable lease cost	3.5
Sublease income	(1.2)
Total lease cost	$29.7

Supplemental balance sheet information as of December 31, 2019 related to leases was as follows (dollars in millions):

As Of
December 31, 2019
Operating leases
Operating lease assets, net	$65.6
Other current liabilities	20.6
Operating lease liability - long term	47.0

Finance leases
Property, plant and equipment, net	$1.7
Current portion of long-term debt	0.4
Long-term debt	1.1

Weighted average remaining lease term
Operating leases	5.0 years
Finance leases	3.7 years

Weighted average discount rate
Operating leases	2.3%
Finance leases	3.0%

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows (dollars in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	27.1
Financing cash flows from finance leases	0.4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$19.8
Finance leases	1.2

The maturity analysis of finance lease and operating lease liabilities as of December 31, 2019 are as follows (dollars in millions):

	Operating Leases	Finance Leases
2020	$21.7	$0.5
2021	15.9	0.5
2022	9.9	0.4
2023	7.6	0.2
2024	5.4	—
Thereafter	10.9	—
Total undiscounted lease payments	71.4	1.6
Less: Imputed interest	(3.8)	(0.1)
Total lease liabilities	$67.6	$1.5

As of December 31, 2018, minimum commitments for the Company’s leases as required under prior lease guidance in ASC 840 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$25.3	$—
2020	19.1	0.1
2021	13.7	0.1
2022	9.3	—
2023	7.3	—
Thereafter	18.4	—
Total	$93.1	$0.2

Total rental expense under operating leases was $25.1 million and $23.7 million during the years ended December 31, 2018 and 2017, respectively.

Note 16—Commitments and Contingencies

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. The Company intends to vigorously defend against this claim.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. Bruker was notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. The Company intends to vigorously defend against these claims.

As of December 31, 2019 and 2018, no material accruals have been recorded for potential contingencies.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). The Company cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities which will end on March 27, 2020. Sales to Korean government entities were less than 3% of the Company’s revenue for the year ended December 31, 2019.

In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. The Company is cooperating fully with the KFTC and a hearing on the matter has been scheduled for April 17, 2020.

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

As of December 31, 2019 and 2018, no material accruals have been recorded for potential contingencies related to these matters.

Internal Investigations

Previously, the Audit Committee of the Company’s Board of Directors (Audit Committee) with the assistance of outside counsel, conducted an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with the Company’s business policies and code of conduct. In April 2019, the Audit Committee concluded its internal investigation.

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 18, 2020, the Company’s Audit Committee initiated an internal investigation into an allegation recently received in connection with the Company’s year-end close, primarily relating to income tax matters including the effective income tax rate for 2019 and the related income tax balance sheet accounts. The Audit Committee, with the assistance of independent external legal counsel and independent forensic accountants, concluded its investigation in March 2020. The Investigation did not identify any material misstatements or omissions regarding the Company’s financial statements, misconduct, violations of the Company’s Code of Conduct, or tone at the top failures.

Unconditional Purchase Commitments

The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company’s unconditional purchase commitments totaled $250.2 million at December 31, 2019 and the majority of these commitments are expected to be settled during 2020.

Unconditional purchase commitments that are fixed and determinable as of December 31, 2019 are as follows (dollars in millions):

2020	$226.2
2021	19.7
2022	3.8
2023	0.3
2024	0.2
Total	$250.2

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2019, 2018 and 2017, were $2.6 million, $3.7 million and $3.5 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Letters of Credit and Guarantees

At December 31, 2019 and 2018, the Company had bank guarantees of $143.2 million and $138.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

Indemnifications

The Company enters into standard indemnification arrangements in the Company’s ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. These parties are generally the Company’s directors, officers, business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal based on historical experiences.

Note 17—Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $300.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 3,323,104 shares were repurchased under the program at an aggregate cost of $142.3 million in the year ended December 31, 2019. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2019 and 2018.

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

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at December 31, (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Income (Loss)
Balance at December 31, 2016	$(24.1)	$(51.8)	$(75.9)
Other comprehensive income	96.3	1.8	98.1
Realized loss on reclassification	—	4.8	4.8
Balance at December 31, 2017	72.2	(45.2)	27.0
Other comprehensive income (loss)	(25.3)	11.9	(13.4)
Realized loss on reclassification	—	3.4	3.4
Balance at December 31, 2018	46.9	(29.9)	17.0
Other comprehensive income	(19.5)	(25.1)	(44.6)
Realized loss on reclassification	—	2.1	2.1
Balance at December 31, 2019	$27.4	$(52.9)	$(25.5)

Note 18—Stock-Based Compensation

On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”), and on May 14, 2010, the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors (the “Compensation Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

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

Starting in 2017, members of the Company’s Board of Directors receive an annual award of restricted stock units which vest over a one-year service period.

Stock option activity for the year ended December 31, 2019 was as follows:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic Value
	Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2018	2,593,310	$21.41
Granted	112,232	44.17
Exercised	(626,796)	19.22
Forfeited/Expired	(90,050)	22.50
Outstanding at December 31, 2019	1,988,696	$23.43	4.9	$54.8
Exercisable at December 31, 2019	1,537,624	$20.97	4.7	$46.1
Exercisable and expected to vest at December 31, 2019 (a)	1,951,167	$23.27	4.9	$54.1
(a)	In addition to the options that are vested at December 31, 2019, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2019.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $50.97 on December 31, 2019, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $11.16, $9.50 and $7.61 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

The total intrinsic value of options exercised was $15.2 million, $8.0 million and $16.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Unrecognized pre-tax stock-based compensation expense of $2.9 million related to stock options awarded under the 2010 and 2016 Plans is expected to be recognized over the weighted average remaining service period of 2.3 years for stock options outstanding at December 31, 2019.

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

The following table summarizes information about restricted stock award activity during the year ended December 31, 2019:

		Weighted
	Shares	Average Grant
	Subject to	Date Fair
	Restriction	Value
Outstanding at December 31, 2018	24,633	$19.82
Vested	(24,633)	19.82
Outstanding at December 31, 2019	—	$—

The total fair value of restricted stock vested was $0.5 million, $1.8 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. There are no restricted stock awards outstanding as of December 31, 2019.

Restricted stock units of the Company’s common stock are periodically awarded to executive officers, directors and certain employees of the Company which vest ratably over a service periods of one to four years. Stock-based compensation for restricted stock units is recorded based on the stock price on the grant date and charged to expense ratably throughout the vesting period.

The following table summarizes information about restricted stock unit activity for year ended December 31, 2019:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2018	806,249	$29.88
Granted	366,526	41.07
Vested	(268,014)	29.47
Forfeited	(39,660)	30.12
Outstanding at December 31, 2019	865,101	$34.73

The total fair value of restricted stock vested was $7.9 million, $6.9 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Unrecognized pre-tax stock-based compensation expense of $23.0 million related to restricted stock units awarded under the 2016 Plan is expected to be recognized over the weighted average remaining service period of 2.9 years for units outstanding at December 31, 2019.

Note 19—Other Charges, Net

The components of other charges, net for the years ended December 31, 2019, 2018 and 2017, were as follows (dollars in millions):

	2019	2018	2017
Acquisition-related expenses (income), net	$4.6	$3.4	$4.5
Professional fees incurred in connection with investigation matters	2.1	4.5	0.2
Information technology transformation costs	3.7	4.8	4.2
Restructuring charges	(3.9)	6.8	10.6
Long-lived asset impairments	—	—	0.2
Other charges, net	$6.5	$19.5	$19.7

Restructuring Initiatives

Restructuring charges for the years ended December 31, 2019, 2018 and 2017 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows (dollars in millions):

	2019	2018	2017
Cost of revenues	$5.3	$2.6	$5.6
Other charges, net	(3.9)	6.8	10.6
	$1.4	$9.4	$16.2

The restructuring charges included a gain on the sale of a building of $7.7 million in the year ended December 31, 2019.

The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

				Provisions for
				Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6
Restructuring charges	16.2	7.7	6.2	2.3
Cash payments	(17.1)	(10.1)	(6.8)	(0.2)
Non-cash adjustments	(5.5)	(0.7)	(1.0)	(3.8)
Foreign currency impact	1.0	0.2	—	0.8
Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	9.4	4.1	5.3	—
Cash payments	(9.2)	(4.4)	(4.8)	—
Non-cash adjustments	(3.5)	0.3	(1.2)	(2.6)
Foreign currency impact	(0.2)	—	—	(0.2)
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	1.4	6.1	(5.0)	0.3
Cash payments	(6.8)	(5.3)	(1.5)	—
Non-cash adjustments	2.9	(0.5)	5.2	(1.8)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3

Note 20—Interest and Other Income (Expense), Net

The components of interest and other income (expense), net for the years ended December 31, 2019, 2018 and 2017, were as follows (dollars in millions):

	2019	2018	2017
Interest income	$1.3	$1.2	$0.8
Interest expense	(16.0)	(12.6)	(15.4)
Exchange gains (losses) on foreign currency transactions	(3.3)	(3.0)	(5.5)
Pension components	(2.5)	(3.9)	(4.8)
Gain on bargain purchase	—	—	0.6
Other	—	0.6	2.6
Interest and other income (expense), net	$(20.5)	$(17.7)	$(21.7)

Note 21—Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the consolidated financial statements.

Selected reportable segment information is presented below for the years ended December 31, (dollars in millions):

	2019	2018	2017
Revenue:
BSI Life Science	$1,244.9	$1,138.9	$1,070.9
BSI NANO	632.7	568.1	513.0
BEST	209.9	194.8	191.2
Eliminations (a)	(14.9)	(6.2)	(9.2)
Total revenue	$2,072.6	$1,895.6	$1,765.9
Operating Income:
BSI Life Science	$290.3	$244.0	$212.2
BSI NANO	40.4	48.4	24.3
BEST	16.4	14.5	7.4
Corporate, eliminations and other (b)	(46.2)	(44.5)	(24.4)
Total operating income	$300.9	$262.4	$219.5

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of and for the years ended December 31, are as follows (dollars in millions):

	2019	2018
Assets:
BSI Life Science, BSI NANO & Corporate	$2,711.6	$2,100.6
BEST	64.6	33.2
Eliminations and other (a)	(4.7)	(5.2)
Total assets	$2,771.5	$2,128.6

(a)   Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by BSI Life Science and BSI NANO Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (dollars in millions):

	2019	2018	2017
Capital Expenditures:
BSI Life Science	$44.4	$27.6	$22.7
BSI NANO	18.5	11.6	10.9
Corporate	4.7	3.6	4.9
BEST	5.4	6.4	5.2
Total capital expenditures	$73.0	$49.2	$43.7

Depreciation and Amortization:
BSI Life Science	$30.5	$24.0	$22.8
BSI NANO	35.9	32.2	34.0
Corporate	3.8	4.0	3.0
BEST	5.4	4.7	4.1
Total depreciation and amortization	$75.6	$64.9	$63.9

Revenue and long-lived assets (including property, plant and equipment, net and operating lease right of use assets) by geographical area as of and for the year ended December 31, are as follows (dollars in millions):

	2019	2018	2017
Revenue:
United States	$529.8	$489.4	$434.7
Germany	213.6	201.1	200.2
Rest of Europe	505.2	500.2	465.0
Asia Pacific	651.0	549.2	514.8
Other	173.0	155.7	151.2
Total revenue	$2,072.6	$1,895.6	$1,765.9

	2019	2018	2017
Long-lived assets
United States	$53.2	$44.1	$46.2
Germany	175.1	137.0	140.9
Rest of Europe	118.3	78.7	71.9
Asia Pacific	16.4	6.3	5.4
Other	8.7	4.5	2.1
Total long-lived assets	$371.7	$270.6	$266.5

Note 22—Related Parties

The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and a former member of the Company’s Board of Directors, and members of their immediate families, which have expiration dates ranging from 2019 to 2020. Total rent expense under these leases was $1.2 million, $1.2 million and $3.5 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

On February 26, 2020, the Company acquired land and buildings at 15 Fortune Drive and 44 Manning Road, both in Billerica MA, for a total purchase price of $12.3 million. Each property was owned by a trust controlled equally by Bruker’s President & CEO, Frank Laukien, and his half-brother, Dirk D. Laukien. Both properties acquired are adjacent to Bruker’s headquarters building at 40 Manning Road, a property already owned by the Company. Bruker BioSpin formerly leased the property at 15 Fortune and will continue to occupy the property for the foreseeable future. The property at 44 Manning Road, which is currently fully leased to unrelated third parties, provides for potential expansion of Bruker operations in the future.

The purchase price was allocated between the two properties as follows: $5.6 million for 15 Fortune Drive and $6.7 million for 44 Manning Road. The price for each property was established based on an independent third-party appraisal. The Audit Committee of the Board reviewed, voted on and approved this related party transaction in accordance with Bruker’s Related Persons Transactions Policy and the Audit Committee charter.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue of $2.8 million, $2.9 million and $2.6 million, respectively, arising from commercial transactions with a life sciences company in which a member of the Company’s Board of Directors is Chairman and Chief Executive Officer.

Note 23—Recent Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01- Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company expects to adopt this guidance in 2020 using a prospective method. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits. This ASU is effective for the Company in fiscal years beginning after December 15, 2019. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company in fiscal years beginning after December 15, 2018. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event has occurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income (loss). This guidance is effective for annual and interim periods beginning after December 15, 2019. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 24—Subsequent Events

On January 31, 2020, the Company acquired the remaining 20% interest in Hain Lifescience GmbH (Hain) for a purchase price of EUR 20 million (approximately $22.2 million). The Company had previously purchased the first 80% of Hain in October 2018. Hain is located in Nehren, Germany and is integrated into the Bruker CALID Group.

Note 25—Quarterly Financial Data (Unaudited)

A summary of operating results for the quarterly periods in the years ended December 31, 2019 and 2018, is set forth below (dollars in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2019
Net revenue	$461.4	$490.2	$521.1	$599.9
Gross profit	214.7	230.4	253.9	296.3
Operating income	41.9	53.5	87.8	117.7
Net income (loss) attributable to Bruker Corporation	30.8	36.5	61.3	68.6
Net income (loss) per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.23	$0.40	$0.45
Diluted	$0.20	$0.23	$0.39	$0.44
Year ended December 31, 2018
Net revenue	$431.7	$443.7	$466.6	$553.6
Gross profit	199.4	205.2	222.6	272.8
Operating income	38.1	48.8	69.1	106.4
Net income attributable to Bruker Corporation	27.0	31.2	43.4	78.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.17	$0.20	$0.28	$0.50
Diluted	$0.17	$0.20	$0.28	$0.50

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to material weaknesses in internal control over financial reporting, as further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel in our corporate tax department and a U.S. subsidiary with an appropriate level of tax and accounting knowledge, training and experience to appropriately analyze, record and disclose tax and accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:

●	We did not maintain effective internal controls with respect to accounting for income taxes. Specifically, our controls over income taxes did not operate effectively as designed. This control deficiency resulted in immaterial misstatements to the income tax provision, income taxes payable and uncertain tax position reserves accounts in our consolidated financial statements for the year ended December 31, 2019.
●	We did not maintain effective internal controls with respect to accounting for revenue transactions at a U.S. subsidiary. Specifically, our controls over revenue recognition at a U.S. subsidiary did not operate effectively as designed. This control deficiency resulted in immaterial errors to revenue, accounts receivable and deferred revenue accounts in our consolidated financial statements for the year ended December 31, 2019.

These errors did not, individually or in the aggregate, result in a material misstatement of our consolidated financial statements and disclosures as of and for the year ended December 31, 2019. However, these control deficiencies could result in a misstatement of the interim or annual financial statements that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that these control deficiencies constitute material weaknesses.

We excluded Arxspan, LLC, Rave, LLC, PMOD Technologies GmbH, and Magnettech GmbH from our assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by us in business combinations during 2019. The total assets and total revenues of these entities, which are wholly-owned subsidiaries, that are excluded from our assessment of internal control over financial reporting collectively represent 1.1% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

PricewaterhouseCoopers LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2019, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Stockholders.

ITEM 11   EXECUTIVE COMPENSATION

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Stockholders.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2019:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted‑Average	Compensation
	Upon Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected
Plan Category	Warrants and Rights	Warrants and Rights	in column (a))
Equity compensation plans approved by security holders	2,853,797	$26.86	6,996,098
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	2,853,797	$26.86	6,996,098

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

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Stockholders.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Stockholders.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Financial Statements and Schedules

(1)   Financial Statements

The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3)   Exhibits

(b)   List of Exhibits

Exhibit No.		Description of Exhibit
3.1	**	Restated Certificate of Incorporation of Bruker Corporation
3.2		Bylaws of Bruker Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 14, 2000 (File No. 333-34820))
4.1

Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 1, 2017 (File No. 000-30833))

4.2	**	Description of the Registrant’s Securities registered pursuant to Section12 of the Securities Exchange Act of 1934
10.1	†	Bruker Corporation 2010 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 14, 2010 (File 000-30833))
10.2	†

Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))

10.3	†

Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))

Exhibit No.		Description of Exhibit
10.4	†

Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))

10.5

Amended and Restated Credit Agreement, dated as of May 24, 2011, by and among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2011 (File No. 000-30833))

10.6	*	Note Purchase Agreement, dated January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2012 (File No. 000-30833))
10.7	†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))
10.8	†

Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))

10.9	†

Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))

10.10	†

Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2013 (File No. 000-30833))

10.11

Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2015 (File No. 000-30833))

10.12	†	Bruker Corporation 2016 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 22, 2016 (File 000-30833))
10.13	†

Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 000-30833))

10.14	†

Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 000-30833))

Exhibit No.		Description of Exhibit
10.15	†

Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 000-30833))

10.16	†

Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed March 1, 2017 (File No. 000-30833))

10.17	†

Project Completion Agreement, dated March 23, 2017, by and between the Company and Michael Knell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017 (File No. 000-30833))

10.18	†	Bruker Corporation 2019 Short-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2019 (File No. 000-30833))
10.19	†

Offer Letter, dated March 17, 2018, by and between the Company and Gerald N. Herman (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018 (File No. 000-30833))

10.20	†

Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 000-30833))

10.21	†

Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 000-30833))

10.22	†	Form of Indemnification Agreement of Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2019 (File No. 000-30833))
10.23

Purchase and Sale Agreement between Bruker Corporation and Frank Laukien and Dirk D. Laukien as Trustees of 44 Manning Road Realty Trust and Umbrina Associates, dated October 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2019 (File No. 000-30833))

10.24

Credit Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries as borrowers, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., TD Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2019 (File No. 000-30833))

10.25

Term Loan Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2019 (File No. 000-30833))

Exhibit No.		Description of Exhibit
10.26		Note Purchase Agreement dated as of December 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2019 (File No. 000-30833))
10.27	†**

Managing Director Employment Contract, dated as of June 28, 2012, by and between Bruker Daltonik GmbH and Juergen Srega, as amended pursuant to the Supplement to the Managing Director Employment Contract, dated as of December 12, 2019

21.1	**	Subsidiaries of the Company
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	**	Power of attorney (included on signature page hereto)
31.1	**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL (included in Exhibit 101)

*     Certain portions have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

†     Designates management contract or compensatory plan or arrangement.

**   Filed or furnished herewith.

No other instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries have been filed as Exhibits because no such instruments met the threshold materiality requirements under Regulation S-K. The registrant agrees, however, to furnish a copy of any such instruments to the Commission upon request.

ITEM 16   FORM 10-K SUMMARY

Not Applicable.

(This page has been left blank intentionally.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: March 27, 2020	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and Chairman	March 27, 2020
Frank H. Laukien, Ph.D.	(Principal Executive Officer)

/s/ GERALD N. HERMAN	Chief Financial Officer and Vice President	March 27, 2020
Gerald N. Herman	(Principal Financial Officer and Principal Accounting Officer)

/s/ CYNTHIA M. FRIEND, PH.D.	Director	March 27, 2020
Cynthia Friend, PH.D.

/s/ MARC A. KASTNER, PH.D.	Director	March 27, 2020
Marc A. Kastner, PH.D.

/s/ WILLIAM A. LINTON	Director	March 27, 2020
William A. Linton

/s/ GILLES G. MARTIN, PH.D.	Director	March 27, 2020
Gilles G. Martin

/s/ JOHN ORNELL	Director	March 27, 2020
John Ornell

/s/ RICHARD A. PACKER	Director	March 27, 2020
Richard A. Packer

/s/ ADELENE Q. PERKINS	Director	March 27, 2020
Adelene Q. Perkins

/s/ HERMANN REQUARDT, PH.D.	Director	March 27, 2020
Hermann Requardt, PH.D.

/s/ ROBERT ROSENTHAL, PH.D.	Director	March 27, 2020
Robert Rosenthal, PH.D