Form 10-Q
period 2020-03-31
BRUKER CORP
filed 2020-05-11
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Common Stock, $0.01 par value per share	154,230,392 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

Index

		Page
Part I	FINANCIAL INFORMATION	1
Item 1:	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019	2
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three months ended March 31, 2020 and 2019	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4:	Controls and Procedures	36
Part II	OTHER INFORMATION	37
Item 1:	Legal Proceedings	37
Item 1A:	Risk Factors	38
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6:	Exhibits	39
	Signatures	40

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$795.5	$678.3
Short-term investments	56.2	6.6
Accounts receivable, net	325.5	362.2
Inventories	625.5	577.2
Other current assets	187.3	172.0
Total current assets	1,990.0	1,796.3

Property, plant and equipment, net	318.6	306.1
Goodwill	290.0	293.0
Operating lease assets	62.3	65.6
Intangibles, net and other long-term assets	301.0	310.5
Total assets	$2,961.9	$2,771.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$95.8	$0.5
Accounts payable	127.0	118.4
Customer advances	141.8	137.9
Other current liabilities	401.2	388.8
Total current liabilities	765.8	645.6

Long-term debt	914.8	812.8
Operating lease liabilities	44.3	47.0
Other long-term liabilities	312.4	327.9

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	—	21.1

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 173,573,073 and 173,502,375 shares issued and 154,226,496 and 154,155,798 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1.7	1.7
Treasury stock, at cost, 19,346,577 shares at March 31, 2020 and December 31, 2019	(543.8)	(543.8)
Accumulated other comprehensive loss	(23.3)	(25.5)
Other shareholders' equity	1,481.0	1,474.4
Total shareholders' equity attributable to Bruker Corporation	915.6	906.8
Noncontrolling interest in consolidated subsidiaries	9.0	10.3
Total shareholders' equity	924.6	917.1

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,961.9	$2,771.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Product revenue	$345.0	$383.0
Service revenue	78.2	77.4
Other revenue	0.8	1.0
Total revenue	424.0	461.4

Cost of product revenue	180.5	197.5
Cost of service revenue	51.1	49.1
Cost of other revenue	0.1	0.1
Total cost of revenue	231.7	246.7
Gross profit	192.3	214.7

Operating expenses:
Selling, general and administrative	121.2	120.1
Research and development	48.5	46.4
Other charges, net	6.2	6.3
Total operating expenses	175.9	172.8
Operating income	16.4	41.9

Interest and other income (expense), net	(2.9)	(3.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	13.5	38.4
Income tax provision	2.9	7.7
Consolidated net income	10.6	30.7
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	0.1	(0.1)
Net income attributable to Bruker Corporation	$10.5	$30.8

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.07	$0.20
Diluted	$0.07	$0.20

Weighted average common shares outstanding:
Basic	154.2	156.7
Diluted	155.4	157.9

Comprehensive income	$12.1	$17.0
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(0.5)	—
Comprehensive income attributable to Bruker Corporation	$12.7	$17.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	—	167,177	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	35,072	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Shares issued for acquisition	—	3,087	—	(3,087)	—	—	—	—	—	—	—
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	30.8	—	30.8	(0.1)	30.7
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(13.7)	(13.7)	—	(13.7)
Balance at March 31, 2019	$22.0	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6

Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	30,182	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	40,516	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.2)	—	(6.2)	(1.2)	(7.4)
Acquisition of redeemable noncontrolling interest	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Consolidated net income (loss)	—	—	—	—	—	—	10.5	—	10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)	—	—	—	—	—	—	2.2	2.2	(0.2)	2.0
Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$10.6	$30.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	19.0	19.0
Stock-based compensation expense	3.3	3.1
Deferred income taxes	1.1	(0.2)
Other non-cash expenses, net	11.7	4.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	29.5	(6.0)
Inventories	(61.0)	(43.2)
Accounts payable and accrued expenses	19.1	11.0
Income taxes payable, net	(15.0)	(7.9)
Deferred revenue	20.6	13.9
Customer advances	16.5	6.5
Other changes in operating assets and liabilities, net	(20.4)	(17.2)
Net cash provided by operating activities	35.0	14.2

Cash flows from investing activities:
Purchases of short-term investments	(50.0)	—
Cash paid for acquisitions, net of cash acquired	(22.0)	(16.1)
Purchases of property, plant and equipment	(30.5)	(10.6)
Net proceeds from cross- currency swap agreements	1.9	—
Net cash used in investing activities	(100.6)	(26.7)

Cash flows from financing activities:
Repayments of 2012 Note Purchase Agreement	—	(15.0)
Repayments of revolving lines of credit	—	(25.9)
Proceeds from revolving lines of credit	197.5	40.6
Repayment of other debt	(0.3)	(4.5)
Proceeds from other debt	1.2	0.2
Proceeds from issuance of common stock, net	0.6	3.1
Payment of contingent consideration	(0.3)	(1.0)
Payment of dividends	(6.2)	(6.3)
Cash payments to noncontrolling interest	(1.2)	—
Net cash provided by (used in) financing activities	191.3	(8.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.7)	(2.4)
Net change in cash, cash equivalents and restricted cash	117.0	(23.7)
Cash, cash equivalents and restricted cash at beginning of period	681.9	326.3
Cash, cash equivalents and restricted cash at end of period	$798.9	$302.6

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

The BEST reportable segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and "big science" research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2020, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, have not changed.

Risks & Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, government and academic funding levels, the impact of the COVID-19 coronavirus, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries and territories, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company's business include temporary closures of many of the government and university customers and suppliers, disruptions or restrictions on employees' and customers' ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. For example, a number of states, including California, Massachusetts and New Jersey where the Company has significant operations, have issued shelter in place or stay-at-home orders which remain in place and require employees in that area to work from home and avoid unnecessary travel. In addition, a number of the Company's production facilities have either temporarily closed or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have and will continue to adversely impact the Company's operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. This disruption of the Company's employees, distributors, suppliers and customers has and will continue to impact the Company’s global sales and operating results. The Company anticipates that the COVID-19 pandemic and challenges to customers' and the Company's operations will continue to have a significant negative impact on the Company’s second quarter 2020 financial results.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations, including its continued impact on revenue in 2020. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. The outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could affect demand for our products and likely impact the Company's operating results.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact the business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management's estimates if these results differ from historical experience.

2.    Revenue

The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended
	March 31,
	2020	2019
Revenue by Group:
Bruker BioSpin	$120.9	$127.8
Bruker CALID	140.5	148.2
Bruker Nano	120.1	140.8
BEST	46.2	47.8
Eliminations	(3.7)	(3.2)
Total revenue	$424.0	$461.4

	Three Months Ended
	March 31,
	2020	2019
Revenue by End Customer Geography:
United States	$109.4	$117.6
Germany	40.9	42.8
Rest of Europe	104.0	112.3
Asia Pacific	137.2	152.2
Other	32.5	36.5
Total revenue	$424.0	$461.4

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended
	March 31,
	2020	2019
Revenue recognized at a point in time	$367.7	$410.5
Revenue recognized over time	56.3	50.9
Total revenue	$424.0	$461.4

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period.  As of March 31, 2020, remaining performance obligations were approximately $1,852.1 million. The Company expects to recognize revenue on approximately 54.2% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2020 and December 31, 2019 was $40.7 million and $43.9 million, respectively.  The decrease in the contract asset balance during the three month period ended March 31, 2020 is primarily a result of the decline in revenue.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected.  As of March 31, 2020 and December 31, 2019, the contract liabilities were $342.1 million and $312.5 million,  respectively. The increase in the contract liability balance during the three month period ended March 31, 2020 is primarily the result of a delay in installations due to the impact of COVID-19 on the global economy. Approximately $76.7 million of the contract liability balance on December 31, 2019 was recognized as revenue during the three month period ended March 31, 2020.

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

2020

Hain

On October 15, 2018, Bruker acquired an 80% interest in Hain Lifescience GmbH (“Hain”) for a purchase price of Euro 66 million (approximately $76.4 million) with options to acquire the remaining 20%. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing. Hain is located in Nehren, Germany and was integrated into the BSI Life Science Segment. On January 31, 2020, the Company acquired the remaining 20% interest in Hain for a purchase price of EUR 20 million (approximately $22.2 million). The carrying value of the noncontrolling interest was accreted to the redemption value of EUR 20 million through retained earnings and then reclassified to additional paid in capital.

2019

In the three months ended March 31, 2019, the Company completed two acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses.

The following table reflects the consideration transferred and the respective reporting segment for each of these acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI Life Science	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
			$18.6	$16.4

4.    Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Stock options	$0.4	$0.7
Restricted stock awards	—	0.1
Restricted stock units	2.6	1.9
Total stock-based compensation	$3.0	$2.7

	Three Months Ended March 31,
	2020	2019
Costs of product revenue	$0.5	$0.4
Selling, general and administrative	2.0	1.9
Research and development	0.5	0.4
Total stock-based compensation	$3.0	$2.7

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.3 million and $0.4 million in the three months ended March 31, 2020 and 2019, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the three months ended March 31, 2020 and 2019.

Stock option activity for the three months ended March 31, 2020 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic Value
	to Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2019	1,988,696	$23.43
Granted	—	—
Exercised	(30,182)	23.07
Forfeited/Expired	(3,113)	22.84
Outstanding at March 31, 2020	1,955,401	$23.39	4.7	$25.4

Exercisable at March 31, 2020	1,515,278	$20.89	4.5	$22.7

Exercisable and expected to vest at March 31, 2020 (a)	1,919,442	$23.23	4.7	$25.2
(a)	In addition to the options that are vested at March 31, 2020, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2020.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $35.86 on March 31, 2020 and the exercise price of the underlying stock options.

The total intrinsic value of options exercised was $0.3 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.

Restricted stock unit activity for the three months ended March 31, 2020 was as follows:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2019	865,101	$34.73
Granted	23,859	50.70
Vested	(41,738)	30.40
Forfeited	(21,845)	32.65
Outstanding at March 31, 2020	825,377	$35.46

The total fair value of restricted stock units vested was $1.3 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the Company expects to recognize pre-tax stock-based compensation expense of $2.4 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 1.3 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $21.1 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.4 years.

5.    Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method.   There was no redemption value adjustment of the redeemable noncontrolling interest for the three months ended March 31, 2020 or 2019.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to Bruker Corporation, as reported	$10.5	$30.8

Weighted average shares outstanding:
Weighted average shares outstanding-basic	154.2	156.7
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.2	1.2
	155.4	157.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.07	$0.20
Diluted	$0.07	$0.20

Stock options to purchase approximately 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2019 as their effect would have been anti-dilutive.

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

The following tables set forth the Company's financial instruments measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2020 and December 31, 2019 (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
March 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate and cross currency swap agreements	$21.1	$—	$21.1	$—
Foreign exchange contracts	0.8	—	0.8	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Total assets recorded at fair value	$22.0	$—	$22.0	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Hybrid instrument liability	10.9	—	—	10.9
Interest rate and cross currency swap agreements	17.0	—	17.0	—
Foreign exchange contracts	0.8	—	0.8	—
Fixed price commodity contracts	0.8	—	0.8	—
Total liabilities recorded at fair value	$41.4	$—	$18.6	$22.8

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate and cross currency swap agreements	$10.1	$—	$10.1	$—
Foreign exchange contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$11.4	$—	$11.4	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Hybrid instrument liability	10.6	—	—	10.6
Interest rate and cross currency swap agreements	16.9	—	16.9	—
Foreign exchange contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$44.3	$—	$17.9	$26.4

The Company's financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, cross-currency interest rate swap agreements, commodity contracts, derivatives embedded in certain purchase and sale contracts, derivatives embedded within noncontrolling interests, accounts receivable, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a note purchase agreement entered into in 2012 and a revolving credit agreement, long term loan agreement and note purchase agreement entered into in 2019.

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

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $453.1 million and $517.4 million at March 31, 2020 and December 31, 2019, respectively, based on market and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2020 or 2019.

Excluded from the table above are restricted cash, cash equivalents and short-term investments related to time and call deposits. The Company has a program to enter into money markets and time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts generally over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of restricted cash, cash equivalents and short-term investments as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31,	December 31,
	2020	2019
Restricted cash	$3.4	$3.6
Cash equivalents	303.6	9.0
Short-term investments	56.2	6.6

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three month periods ended March 31, 2020 or 2019.

As part of certain acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of certain acquired companies based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value.  The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

The following table sets forth the changes in contingent consideration liabilities for the three months ended March 31, 2020 (dollars in millions):

Balance at December 31, 2019	$15.8
Current period adjustments	(2.3)
Current period settlements	(1.5)
Foreign currency effect	(0.1)
Balance at March 31, 2020	$11.9

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

The following table sets forth the changes in hybrid instrument liability for the three months ended March 31, 2020 (dollars in millions):

Balance at December 31, 2019	$10.6
Current period adjustments	0.3
Balance at March 31, 2020	$10.9

7.    Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company's unaudited condensed consolidated statement of cash flows.

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$3.6	$3.9
Ending Balance	3.4	3.8

8.    Inventories

Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2020	2019
Raw materials	$194.9	$188.8
Work-in-process	236.6	206.4
Finished goods	115.0	104.5
Demonstration units	79.0	77.5
Inventories	$625.5	$577.2

Finished goods include in-transit systems that have been shipped to the Company's customers for which control has not passed to the customers as the systems were not installed and accepted by the customer. As of March 31, 2020, and December 31, 2019, the value of inventory-in-transit was $37.4 million and $36.0 million, respectively.

9.    Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2020 (dollars in millions):

	BSI Life
	Science	BSI NANO	BEST	Total
Balance at December 31, 2019	$84.2	$208.5	$0.3	$293.0
Foreign currency impact	(0.3)	(2.7)	—	(3.0)
Balance at March 31, 2020	$83.9	$205.8	$0.3	$290.0

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$298.4	$(186.7)	$111.7	$300.9	$(182.4)	$118.5
Customer relationships	132.9	(33.8)	99.1	134.7	(30.9)	103.8
Non compete contracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	13.5	(3.2)	10.3	13.7	(2.9)	10.8
Other	5.5	(5.4)	0.1	5.5	(5.4)	0.1
Intangible assets	$452.1	$(230.9)	$221.2	$456.6	$(223.4)	$233.2

For the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $8.7 million and $10.1 million, respectively, related to intangible assets subject to amortization.

During the three months ended March 31, 2020, as a result of the impact of the COVID-19 pandemic, the Company performed an interim impairment assessment of the goodwill balance as of March 31, 2020 using a combination of both quantitative and qualitative approaches. Based on this interim assessment, the Company concluded the fair values of each of the reporting units were significantly greater than their carrying amounts, and therefore, no impairment is required. The goodwill assessments were based on management's estimates and assumptions, a number of which are dependent on external factors. To the extent actual results differ materially from these estimates and the Company experiences further negative developments in subsequent periods, interim impairment assessments could be required, which could result in an impairment of goodwill.

10.  Debt

The Company’s debt obligations as of March 31, 2020 and December 31, 2019 consisted of the following (dollars in millions):

	March 31,	December 31,
	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF Dollar notes under the 2019 Note Purchase Agreement	307.7	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
US Dollar under the 2019 Revolving Credit Agreement	196.3	—
Unamortized debt issuance costs	(2.5)	(2.6)
Capital lease obligations and other loans	4.1	4.1
Total debt	1,010.6	813.3
Current portion of long-term debt	(95.8)	(0.5)
Total long-term debt, less current portion	$914.8	$812.8

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreements and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2020 (in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	1.3%	$600.0	$196.3	$0.3	$403.4
Other lines of credit	0.0%	245.3	—	133.5	111.8
Total revolving lines of credit		$845.3	$196.3	$133.8	$515.2

As of March 31, 2020, the Company was in compliance with the financial covenants of all debt agreements.

As of March 31, 2020, the Company has entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders' equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $2.6 million during the three months ended March 31, 2020. The gains (losses) related to hedges of net asset investments in international operations that were recorded within the cumulative translational adjustment section of other comprehensive income were $10.9 million for the three months ended March 31, 2020. The Company did not have any cross-currency and interest rate swap agreements for the three months ended March 31, 2019. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

11.  Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Credit Agreement and the 2019 Term Loan.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At March 31, 2020 and December 31, 2019, the Company had fixed price commodity contracts with notional amounts aggregating $7.2 million and $5.6 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany, other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts and cross-currency interest rate swap agreements  at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020		December 31, 2019
	Notional		Notional
	Amount in U.S.		Amount in U.S.
	Dollars	Fair Value	Dollars	Fair Value
Forward Currency Contracts (1):
Assets	$37.5	$0.8	$66.7	$0.9
Liabilities	61.6	(0.8)	7.7	(0.4)

Cross-Currency and Interest Rate Swap Agreements (2):
Assets	205.0	7.5	—	—
Liabilities	300.0	(3.4)	505.0	(6.8)
	$604.1	$4.1	$579.4	$(6.3)
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $11.5 million for the delivery of products and $6.1 million for the purchase of products at March 31, 2020 and $12.3 million for the delivery of products and $6.1 million for the purchase of products at December 31, 2019. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets for the periods as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$9.3	$10.1
Other current liabilities	(3.4)	—
Other long-term assets	11.8	—
Other long-term liabilties	(13.6)	(16.9)
Total derivatives designated as hedging instruments	4.1	(6.8)

Derivatives not designated as hedging instruments
Foreign exchange contracts
Other current assets	$0.8	$0.9
Other current liabilities	(0.8)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	0.1	0.1
Other current liabilities	—	(0.6)
Fixed price commodity contracts
Other current assets	—	0.3
Other current liabilities	(0.8)	—
Total derivatives not designated as hedging instruments	0.9	0.3

Total derivatives	$5.0	$(6.5)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income related to the above described derivative instruments (in millions):

		Three Months Ended March 31,
	Financial Statement Classification	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Interest and other income (expense), net	$(0.5)	$1.7
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.6	(0.1)
Fixed price commodity contracts	Interest and other income (expense), net	(1.1)	0.5
		$(1.0)	$2.1
Derivatives designated as Cash Flow hedging instruments
Interest rate cross-currency swap agreements
Interest earned in 2020	Interest and other income (expense), net	$—	$—
Unrealized gains on contracts	Accumulated other comprehensive income	(19.0)	—
		$(19.0)	$—
Derivatives designated as Net Investment hedging instruments
Interest rate cross-currency swap agreements
Interest earned in 2020	Interest and other income (expense), net	$(2.6)	$—
Unrealized losses on contracts	Accumulated other comprehensive income	29.9	—
		$27.3	$—

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

The income tax provision for the three months ended March 31, 2020 and 2019 was $2.9 million and $7.7 million, respectively, representing effective tax rates of 21.5% and 20.1%, respectively. The Company's effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2020 and December 31, 2019, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $16.8 million and $15.9 million, respectively, of which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of March 31, 2020 and December 31, 2019, approximately $0.9 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  Penalties and interest of $0.2 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended March 31, 2020 and 2019, respectively.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 15.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 1.9% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2020. The Company has not been a party to any material tax holiday agreements. The tax years 2013 to 2019 are open to examination in Germany and Switzerland. Tax years 2013 to 2019 remain open for examination in the United States.

On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president of the United States signed the legislation into law. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

13.  Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Letters of Credit and Guarantees

At March 31, 2020 and December 31, 2019, the Company had bank guarantees of $133.8 million and $143.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. Bruker was notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. The Company intends to vigorously defend against these claims.

As of March 31, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea).  The Company cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities which ended on March 27, 2020. Sales to Korean government entities were less than 3% of the Company’s revenue for the year ended December 31, 2019.

In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015.  The Company is cooperating fully with the KFTC and a hearing on the matter has been rescheduled for May 29, 2020.

As of March 31, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies related to these matters.

14.  Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchases of common stock in the amount of up to  $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company has repurchased a total of 3,323,104 shares at an aggregate cost of $142.3 million under the Repurchase Program. No repurchases occurred in the three months ended March 31, 2020. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of May 4, 2020 is $157.7 million and this Repurchase Program expires on May 13, 2021.

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

	Three Months Ended March 31,
	2020	2019
Consolidated net income	$10.6	$30.7
Foreign currency translation adjustments	(13.0)	(14.5)
Pension liability adjustments, net of tax	14.5	0.8
Net comprehensive income	12.1	17.0
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(0.5)	—
Comprehensive income attributable to Bruker Corporation	$12.7	$17.1

The following is a summary of the components of accumulated other comprehensive income, net of tax, at March 31, 2020 (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Loss
Balance at December 31, 2019	$27.4	$(52.9)	$(25.5)
Other comprehensive income (loss) before reclassifications	(12.3)	13.5	1.2
Amounts reclassified from other comprehensive income (loss), net of tax	—	1.0	1.0
Net current period other comprehensive income (loss)	(12.3)	14.5	2.2
Balance at March 31, 2020	$15.1	$(38.4)	$(23.3)

15.  Other Charges, Net

The components of other charges, net were as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Information technology transformation costs	$0.9	$0.9
Professional fees incurred in connection with investigation matters	3.4	—
Restructuring charges	1.5	1.1
Acquisition-related charges	(1.1)	3.8
Long-lived asset impairments	1.2	—
Other	0.3	0.5
Other charges, net	$6.2	$6.3

Restructuring Initiatives

Restructuring charges for the three month periods ended March 31, 2020 and 2019 include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$0.8	$2.9
Other charges, net	1.5	1.1
	$2.3	$4.0

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2020 (dollars in millions):

				Provisions
				for Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	2.3	1.5	0.8	—
Cash payments	(1.7)	(0.8)	(0.9)	—
Other, non-cash adjustments and foreign currency effect	(1.0)	—	—	(1.0)
Balance at March 31, 2020	$4.2	$2.9	$—	$1.3

16.  Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the consolidated financial statements.

Revenue and operating income by reportable segment for the three months ended March 31, 2020 and 2019 are presented below (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Revenue:
BSI Life Science	$261.4	$276.0
BSI NANO	120.1	140.8
BEST	46.2	47.8
Eliminations (a)	(3.7)	(3.2)
Total revenue	$424.0	$461.4

Operating Income (loss)
BSI Life Science	$39.5	$46.9
BSI NANO	(8.0)	3.2
BEST	1.7	3.1
Corporate, eliminations and other (b)	(16.8)	(11.3)
Total operating income	$16.4	$41.9
(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment as of March 31, 2020 and December 31, 2019 are as follows (dollars in millions):

	March 31,	December 31,
	2020	2019
Assets:
BSI Life Science, BSI NANO & Corporate	$2,899.1	$2,711.6
BEST	67.6	64.6
Eliminations and other (a)	(4.8)	(4.7)
Total assets	$2,961.9	$2,771.5
(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by BSI Life Science and BSI NANO Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

17.  Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

In January 2020, the FASB issued ASU 2020-01- Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company expects to adopt this guidance in 2020 using a prospective method. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event has occurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other- than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available- for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income (loss). This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 using a modified retrospective method for all financial assets measured at amortized cost. The new standard impacts the Company's accounts receivables and off balance sheet credit exposures. The new standard did not have an impact on the Company’s  results of operations and cash flows.

18.  Subsequent Event

Due to the impact of the novel coronavirus, COVID-19, on Bruker’s business and the global economy, the Company has implemented temporary cost saving measures.  These temporary measures include short-time work for many of the Company’s European operations, temporary tiered salary reductions for the Company’s global leadership team and workforce, one to two week closures of select manufacturing locations, a hiring freeze, and curtailment of non-strategic discretionary spending. The Company expects these cost saving measures to have a significant impact on the three month period ended June 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe", "anticipate", "plan", "expect", "seek”, “may”, “will”, “intend”, “estimate”, “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities  Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding the impact of the novel coronavirus, COVID-19, on our business and operations, the global economy, our cost cutting measures and their impact, our intentions regarding our intellectual property, the impact of government contracts and government regulation, the impact of our material weaknesses in internal controls and the timing to remedy them, our working capital requirements and sufficiency of cash, our competition, seasonality of our business, sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed from time to time in our filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2019 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to  evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt. We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non- GAAP financial measures internally to understand, manage, and evaluate our business results and make  operating decisions.  We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information  for our planning and forecasting activities. The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America and Southeast Asia, and we have sales offices located throughout the world. Bruker is organized into three reportable segments: the BSI Life Science Segment (comprised of the Bruker BioSpin Group and the Bruker CALID Group), the BSI NANO Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the three months ended March 31, 2020 decreased by $37.4 million, or 8.1%, to $424.0 million, compared to $461.4 million for the comparable period in 2019. Included in revenue was an increase of approximately $4.3 million from acquisitions and a decrease of $5.5 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $36.2 million, or 7.9%. The decline in revenue was directly related to the impact of the COVID-19 pandemic on our customers’ as well as certain of our operations.

Our gross profit margin decreased to 45.4% during the three months ended March 31, 2020 compared to 46.5% for the three months ended March 31, 2019. Our operating margin decreased to 3.9% for the three months ended March 31, 2020 compared to 9.1% during the three months ended March 31, 2019. The decrease in gross and operating margin was a result of lower revenue, factory and operating inefficiencies and unfavorable mix due to disruptions from the COVID-19 pandemic.

Our income tax provision in the three month periods ended March 31, 2020 and 2019 was $2.9 million and $7.7 million, respectively, representing effective tax rates of 21.5% and 20.1%, respectively. The increase in our effective tax rate was primarily due to the impact of an unfavorable discrete item in the period.

Diluted earnings per share for the three month period ended March 31, 2020 were $0.07, a decrease of $0.13 compared to $0.20 per share in the three month period ended March 31, 2019. The decrease in net  income and earnings per diluted share was primarily driven by the decline in revenue, gross profit and operating profit as a result of disruptions from the COVID-19 pandemic.

Operating cash flow for the three month period ended March 31, 2020 was a source of cash of $35.0 million. For the three month period ended March 31, 2020, our free cash flow, a non-GAAP measure, was $4.5 million, calculated as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$35.0	$14.2
Less: Purchases of property, plant and equipment	30.5	10.6
Free Cash Flow	$4.5	$3.6

Purchases of property, plant and equipment included an increase of approximately $20.0 million related to production facilities for productivity gains and expansion.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $2.6 million for the three month period ended March 31, 2020. We anticipate these swap agreements will lower net interest expense in future years.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the impact of the COVID-19 global pandemic on our customers, supply chain or manufacturing capabilities;
●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	foreign currency exchange rates;
●	the time it takes for us to receive critical materials to manufacture our products;
●	general economic conditions;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

Impact of the COVID-19 Pandemic on our Business

The COVID-19 pandemic continues to present a challenging operating environment and we are focused on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society. In the first quarter of 2020, our revenue declined 8.1% compared to the first quarter of 2019, primarily due to COVID-19 related disruptions. In addition, in China, we experienced a 30% year over year revenue decline for the first quarter of 2020.

Health and safety of our valued employees, customers and partners

While Bruker's businesses are essential, we have proceeded to implement strict social distancing, enhanced cleaning protocols and other preventative measures throughout our major facilities. While many of our office colleagues are working remotely, we are placing enhanced focus on our service organization and factory employees for whom work from home is not feasible. Where customer sites are accessible and open, our field service organizations operate under social distancing protocols to ensure the safety of customer sites, when our employees need to be on site.

We may experience decreased work efficiency and productivity as a result of the increased number of employees working from home. In addition, with this remote working model where employees are increasingly accessing our systems through VPN or internet connections, we may be subject to increased security risks, including the risks of cyberattacks or data breaches. Additionally, if any of our key leaders contract the virus and are unable to perform their duties for a period of time as the result of illness, our business, results of operations or financial condition could be adversely affected.

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintain high service levels for our customers is another top priority for Bruker. In late March and during parts of April, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites are now ramping back up. Our supply chain continues to be resilent and we do not anticipate being supply or capacity limited in the second half of 2020, provided that the current gradual re-opening trends continue in our key geograpies without further disruptions or a second COVID-19 wave.

Executing prudent temporary cost reductions

Due to the impact of COVID-19, on our business and the global economy, we have implemented temporary cost saving measures. These temporary measures include short-time work for many of our European operations, temporary tiered salary reductions for our global leadership team and workforce, one to two week closures of select manufacturing locations, a hiring freeze, and curtailment of non-strategic discretionary spending. We expect these cost saving measures to have a significant impact on the three month period ended June 30, 2020. At the same time, we are seeking to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we intend to maintain our important investments in key strategic initiatives.

Delivering enabling research and diagnostic products to help fight the pandemic and to support other essential priorities of our society

Bruker is providing critical technologies and solutions to help combat the COVID-19 crisis, most notably our Microbiology and infectious disease diagnostics portfolio, to which we have added a SARS-COV-2 PCR test, and our nuclear magnetic resonance and mass spectrometry systems which are used in critical disease, therapeutic and vaccine research.

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has affected our operations significantly. We are actively working to manage the impact of COVID-19 on our operations; however, the full extent to which the COVID-19 pandemic will impact our business, directly or indirectly, cannot accurately be predicted at this time. To date the COVID-19 pandemic has had a minimal impact on our manufacturing facilities and has not significantly impacted our distribution centers or our logistics providers; however, we have seen disruptions and delays in certain of our shipments to customers who have closed facilities during the pandemic. We are continuing to monitor the impact of these delays on our business and respond accordingly. For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors included in this report.

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

●	Revenue recognition;
●	Income taxes;
●	Inventories;
●	Goodwill, other intangible assets and other long-lived assets; and
●	Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Consolidated Results

The following table presents our results for the three months ended March 31, 2020 and 2019 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Product revenue	$345.0	$383.0
Service revenue	78.2	77.4
Other revenue	0.8	1.0
Total revenue	424.0	461.4

Cost of product revenue	180.5	197.5
Cost of service revenue	51.1	49.1
Cost of other revenue	0.1	0.1
Total cost of revenue	231.7	246.7
Gross profit	192.3	214.7

Operating expenses:
Selling, general and administrative	121.2	120.1
Research and development	48.5	46.4
Other charges, net	6.2	6.3
Total operating expenses	175.9	172.8
Operating income	16.4	41.9

Interest and other income (expense), net	(2.9)	(3.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	13.5	38.4
Income tax provision	2.9	7.7
Consolidated net income	10.6	30.7
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	0.1	(0.1)
Net income attributable to Bruker Corporation	$10.5	$30.8

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.07	$0.20
Diluted	$0.07	$0.20

Weighted average common shares outstanding:
Basic	154.2	156.7
Diluted	155.4	157.9

Revenue

For the three months ended March 31, 2020, our revenue decreased by $37.4 million, or 8.1%, to $424.0 million, compared to $461.4 million for the comparable period in 2019. Included in revenue was an increase of approximately $4.3 million from acquisitions and a decrease of $5.5 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $36.2 million, or 7.9%. The decline in revenue was directly related to the impact of the COVID-19 pandemic on our customers as well as certain of our operations.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $192.3 million, or 45.4% of revenue, compared to $214.7 million, or 46.5% of revenue, for the three months ended March 31, 2019. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $5.8 million and $10.8 million for the three months ended March 31, 2020 and 2019, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended March 31, 2020 and 2019 were 46.7% and 48.9%, respectively. The decrease in GAAP and non-GAAP gross profit was a result of lower revenue, factory inefficiencies and unfavorable mix due to the disruptions from the  COVID-19 pandemic.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2020 increased to $121.2 million, or 28.6% of total revenue, from $120.1 million, or 26.0% of total revenue, for the comparable period in 2019.  The increase in expenses and as a percentage of total revenue are a result of operating inefficiencies and lower revenue due to the impact of the COVID-19 pandemic in the three months ended March 31, 2020.

Research and Development

Our research and development expenses for the three months ended March 31, 2020 increased to $48.5 million, or 11.4% of total revenue, from $46.4 million, or 10.1% of total revenue, for the comparable period in 2019.  The increase in expenses and as a percentage of revenue are a result of investments in our strategic growth initiatives and lower revenue due to the impact of the COVID-19 pandemic in the three months ended March 31, 2020.

Other Charges, Net

Other charges, net of $6.2 million recorded for the three months ended March 31, 2020 consisted primarily of $3.4 million of professional fees incurred in connection with investigation matters, $1.5 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million related to long-lived asset impairments, $0.9 million of costs associated with our global information technology (IT) transformation initiative and a benefit of $1.1 million of acquisition-related charges related to acquisitions completed in 2020 and 2019. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $6.3 million recorded for the three months ended March 31, 2019 consisted of $1.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.5 million related to professional fees, $0.9 million of costs associated with our global IT transformation initiative and $3.8 million of acquisition-related charges related to acquisitions completed in 2019 and 2018.

Operating Income

Operating income for the three months ended March 31, 2020 was $16.4 million, resulting in an operating margin of 3.9%, compared to operating income of $41.9 million, and an operating margin of 9.1%, for the three months ended March 31, 2019. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $15.8 million and $20.4 million for the three months ended March 31, 2020 and 2019, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended March 31, 2020 and 2019 were 7.6% and 13.5%, respectively. The decrease in GAAP and non-GAAP operating margin was due to lower revenue, unfavorable mix and operating inefficiencies due to COVID-19 related disruptions to Bruker’s customers and some of our own operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2020 was an expense of $2.9 million compared to an expense of $3.5 million for the comparable period in 2019.

During the three months ended March 31, 2020, the primary components within interest and other income (expense), net were net interest expense of $1.9 million and $1.0 million related to pension plan expenses. During the three months ended March 31, 2019, the primary components within interest and other income (expense), net were net interest expense of $3.1 million and $0.6 million related to pension plan expenses. As a result of entering into interest rate and cross-currency swap agreements related to our new debt agreements, we reduced our interest expense by $2.6 million for the three month period ended March 31, 2020.

Income Tax Provision

The 2020 and 2019 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended March 31, 2020 and 2019 was $2.9 million and $7.7 million, respectively, representing effective tax rates of 21.5% and 20.1%, respectively.  The increase in our effective tax rate was primarily due to the impact of unfavorable discrete items in the period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 was $0.1 million and ($0.1) million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the three months ended March 31, 2020 was $10.5 million, or $0.07 per diluted share, compared to $30.8 million, or $0.20 per diluted share, for the comparable period in 2019. The decrease in net income and earnings per diluted share was primarily driven by the decline in revenue, gross profit and operating profit as a result of disruptions from the COVID-19 pandemic.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$261.4	$276.0	$(14.6)	(5.3)%
BSI NANO	120.1	140.8	(20.7)	(14.7)%
BEST	46.2	47.8	(1.6)	(3.3)%
Eliminations (a)	(3.7)	(3.2)	(0.5)
	$424.0	$461.4	$(37.4)	(8.1)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

The decline in revenue for the BSI Life Science segment was due to disruptions to our customers’ and certain Bruker operations from the COVID-19 pandemic. The decline in revenues for the BSI NANO segment was due to disruptions to our customers’ and certain Bruker operations from the COVID-19 pandemic as well as weakened industrial markets demand. The decline in revenue for the BEST segment was due to slower superconductor demand towards the end of the period ending March 31, 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2020		2019
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$39.5	15.1%	$46.9	17.0%
BSI NANO	(8.0)	(6.7)%	3.2	2.3%
BEST	1.7	3.7%	3.1	6.5%
Corporate, eliminations and other (a)	(16.8)		(11.3)
Total operating income	$16.4	3.9%	$41.9	9.1%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin declines in the BSI Life Science and BSI NANO segments were due to negative operating leverage on lower revenue and unfavorable mix from COVID-19 related disruptions. The decline in the operating margin for the BEST segment was due to charges related to planned restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock, or the payment of dividends in the future. In addition, our ability to access capital and maintain liquidity may be impacted by the volatile market conditions caused by the COVID-19 pandemic. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2020, net cash provided by operating activities was $35.0 million, resulting from consolidated net income adjusted for non-cash items of $45.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $10.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2020 was primarily caused by an increase in cash received from customers offset by purchases of inventory for orders in 2020.

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

During the three months ended March 31, 2020, net cash used in investing activities was $100.6 million, compared to net cash used in investing activities of $26.7 million during the three months ended March 31, 2019. Cash used in investing activities during the three months ended March 31, 2020 was primarily attributed to cash paid for purchases of short-term investments of $50.0 million, purchases of property, plant and equipment of $30.5 million and acquisitions of $22.0 million.  Cash used in investing activities during the three months ended March 31, 2019 was attributed to cash paid for acquisitions of $16.1 million and purchases of property, plant and equipment of $10.6 million.

During the three months ended March 31, 2020, net cash provided by financing activities was $191.3 million, compared to net cash used in financing activities of $8.8 million during the three months ended March 31, 2019. Net cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to $197.5 million in proceeds from borrowings under the 2019 Revolving Credit Agreement offset in part by $6.2 million for the payment of dividends.  Net cash used in financing activities during the three months ended March 31, 2019 was primarily attributable to repayment of $25.9 million of borrowings under the 2015 Credit Agreement, $15.0 million repayment of the 2012 Note Purchase Agreement, $6.3 million used for the payment of dividends and $4.3 million repayment of other debt.  This was offset by $40.6 million in proceeds from borrowings under the 2015 Credit Agreement and $3.1 million of proceeds from the issuance of common stock, net.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $2.6 million during the three months ended March 31, 2020. We anticipate these swap agreements will lower net interest expense in future years.

As of March 31, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, we lowered our net interest expense by $2.6 million during the three months ended March 31, 2020. We anticipate these swap agreements will lower net interest expense by approximately $8.8 million in 2020 and $8.8 million in 2021.

In May 2019, our Board of Directors approved the Repurchase Program under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. In 2019, we repurchased 3,323,104 shares of common stock with an aggregate cost of approximately $142.3 million under the Repurchase Program. No repurchases occurred in the three months ended March 31, 2020. The remaining authorization as of May 4, 2020 is $157.7 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.  The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at March 31, 2020.

Cash, cash equivalents and short-term investments at March 31, 2020 and December 31, 2019 totaled $851.7 million and $684.9 million, respectively, of which $473.3 million and $301.1 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

At December 31, 2019 and in accordance with the tax reform legislation signed by the president of the United States on December 22, 2017, or the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $477 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2019. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $58 million at December 31, 2019.

As of March 31, 2020, we had approximately $38.8 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2020; approximately $82.7 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $13.2 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

At March 31, 2020 and December 31, 2019 we had the following debt outstanding (dollars in millions):

	March 31,	December 31,
	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF Dollar notes under the 2019 Note Purchase Agreement	307.7	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
US Dollar under the 2019 Revolving Credit Agreement	196.3	—
Unamortized debt issuance costs	(2.5)	(2.6)
Capital lease obligations and other loans	4.1	4.1
Total debt	1,010.6	813.3
Current portion of long-term debt	(95.8)	(0.5)
Total long-term debt, less current portion	$914.8	$812.8

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2020 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	1.3%	$600.0	$196.3	$0.3	$403.4
Other lines of credit	—	245.3	—	133.5	111.8
Total revolving lines of credit		$845.3	$196.3	$133.8	$515.2

As of March 31, 2020, we were in compliance with the financial covenants of these debt agreements.

As of March 31, 2020, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As of March 31, 2020, we had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting standard changes and developments is incorporated by reference from Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this document and should be considered an integral part of this Item 2. See Note 17 in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for recently adopted and issued accounting standards.

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

Changes in foreign currency translation rates decreased our revenue by 1.2% and 4.6% for the three months ended March 31, 2020 and 2019, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2020 and 2019, we recorded net losses from currency translation adjustments of $13.0 million and $15.0 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign currency translation gains, net were $0.0 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value  of the derivative that relates to changes  in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the unaudited condensed consolidated statements of income and comprehensive income.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2020 and December 31, 2019, we had foreign exchange contracts with notional amounts aggregating $65.1 million and $74.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2020 and December 31, 2019, we had fixed price commodity contracts with notional amounts aggregating $7.2 million and $5.6 million, respectively. The fair value of the fixed price commodity contracts at March 31, 2020 and December 31, 2019 was $(0.8) million and $0.3 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2020 due to a material weakness in internal control over financial reporting, as described below and in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Notwithstanding this material weakness, management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

During the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified were as follows:

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

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On March 6, 2020, Bruker was notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. We intend to vigorously defend against these claims.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed us that it was conducting an investigation into the public  tender  bidding  activities  of  a  number  of  life  science  instrument  companies  operating  in  Korea,  including  Bruker Korea Co., Ltd (Bruker Korea). We cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities, which ended on March 27, 2020. Sales to Korea government entities were less than 3% of our revenue for the year ended December 31, 2019.

In late August 2019, the KFTC informed us that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. We are cooperating fully with the KFTC and a hearing on the matter has been rescheduled for May 29, 2020.

ITEM IA.    RISK FACTORS

In addition to the other information set forth  in  this  report,  you  should  carefully consider the factors  discussed  in  Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our financial condition and results of operations for fiscal 2020 will be adversely affected by the recent novel coronavirus disease-2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, surfaced in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries and territories, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business include temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. For example, a number of states, including California, Massachusetts and New Jersey where we have significant operations, have issued shelter in place or stay-at-home orders which remain in place and require our employees in that area to work from home and avoid unnecessary travel. In addition, a number of our production facilities have either temporarily closed or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have and will continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. This disruption of our employees, distributors, suppliers or customers has and will continue to impact our global sales and operating results.  In the first quarter of 2020, our revenue declined 8.1% compared to the first quarter of 2019, primarily due to COVID-19 related disruptions.  In addition, in China, we experienced a 30% year over year revenue decline for the first quarter of 2020.   We anticipate that the COVID-19 pandemic and challenges to our customers’ and our own operations will continue to have a significant negative impact on our second quarter 2020 financial results.

We may experience decreased work efficiency and productivity as a result of the increased number of employees working from home.  In addition, with this remote working model where employees are increasingly accessing our systems through VPN or internet connections, we may be subject to increased security risks, including the risks of cyberattacks or data breaches. Additionally, if any of our key leaders contract the virus and are unable to perform their duties for a period of time as the result of illness, our business, results of operations or financial condition could be adversely affected.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including its continued impact on our revenue in 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our future operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. The outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could affect demand for our products and likely impact our operating results.

There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2020.

In May 2019, our Board of Directors approved and we announced a share repurchase program under  which repurchases  of our common stock of up to $300.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations (the “2019 Repurchase Program”). In 2019, we repurchased 3,323,104 shares of common stock with an aggregate cost of approximately $142.3 million under the 2019 Repurchase Program. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The remaining authorization under the 2019 Repurchase Program is $157.7 million as of May 4, 2020. The 2019 Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice. There were no repurchases made in the first quarter of 2020.

ITEM 6.EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL (included in Exhibit 101)

*   Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 11, 2020	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)