Form 10-Q
period 2020-06-30
BRUKER CORP
filed 2020-08-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
Common Stock, $0.01 par value per share	153,085,243 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$746.8	$678.3
Short-term investments	50.0	6.6
Accounts receivable, net	324.5	362.2
Inventories	665.4	577.2
Other current assets	170.5	172.0
Total current assets	1,957.2	1,796.3

Property, plant and equipment, net	335.9	306.1
Goodwill	295.0	293.0
Operating lease assets	60.0	65.6
Intangibles, net and other long-term assets	295.3	310.5
Total assets	$2,943.4	$2,771.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100.7	$0.5
Accounts payable	119.2	118.4
Customer advances	149.9	137.9
Other current liabilities	379.9	388.8
Total current liabilities	749.7	645.6

Long-term debt	924.2	812.8
Operating lease liabilities	42.4	47.0
Other long-term liabilities	320.5	327.9

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	—	21.1

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 173,638,551 and 173,502,375 shares issued and 153,077,692 and 154,155,798 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1.7	1.7
Treasury stock, at cost, 20,560,859 and 19,346,577 shares at June 30, 2020 and December 31, 2019, respectively	(593.8)	(543.8)
Accumulated other comprehensive loss	(13.5)	(25.5)
Other shareholders' equity	1,503.0	1,474.4
Total shareholders' equity attributable to Bruker Corporation	897.4	906.8
Noncontrolling interest in consolidated subsidiaries	9.2	10.3
Total shareholders' equity	906.6	917.1

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,943.4	$2,771.5

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue	$347.0	$411.7	$692.0	$794.7
Service revenue	76.1	78.5	154.3	155.9
Other revenue	1.5	—	2.3	1.0
Total revenue	424.6	490.2	848.6	951.6

Cost of product revenue	193.3	210.0	373.8	407.5
Cost of service revenue	44.7	49.8	95.8	98.9
Cost of other revenue	0.4	—	0.5	0.1
Total cost of revenue	238.4	259.8	470.1	506.5
Gross profit	186.2	230.4	378.5	445.1

Operating expenses:
Selling, general and administrative	102.4	124.5	223.6	244.6
Research and development	44.1	48.5	92.6	94.9
Other charges, net	1.8	3.9	8.0	10.2
Total operating expenses	148.3	176.9	324.2	349.7
Operating income	37.9	53.5	54.3	95.4

Interest and other income (expense), net	(6.6)	(5.9)	(9.5)	(9.4)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	31.3	47.6	44.8	86.0
Income tax provision	7.1	10.6	10.0	18.3
Consolidated net income	24.2	37.0	34.8	67.7
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	0.1	0.5	0.2	0.4
Net income attributable to Bruker Corporation	$24.1	$36.5	$34.6	$67.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.16	$0.23	$0.22	$0.43
Diluted	$0.16	$0.23	$0.22	$0.43

Weighted average common shares outstanding:
Basic	153.6	156.1	153.9	156.4
Diluted	154.7	157.6	155.1	157.7

Comprehensive income	$34.2	$49.5	$46.2	$65.9
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.9	0.2	0.8
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	—	(0.5)	(0.6)
Comprehensive income attributable to Bruker Corporation	$33.9	$48.6	$46.5	$65.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	30,182	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	40,516	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.2)	—	(6.2)	(1.2)	(7.4)
Acquisition of redeemable noncontrolling interest	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Consolidated net income	—	—	—	—	—	—	10.5	—	10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)	—	—	—	—	—	—	2.2	2.2	(0.2)	2.0
Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6
Stock options exercised	—	61,968	—	—	—	1.3	—	—	1.3	—	1.3
Restricted stock units vested	—	3,510	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	—	—	—	2.8	—	—	2.8	—	2.8
Shares Repurchased	—	(1,214,282)	—	1,214,282	(50.0)	—	—	—	(50.0)	—	(50.0)
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	24.1	—	24.1	0.1	24.2
Other comprehensive income	—	—	—	—	—	—	—	9.8	9.8	0.1	9.9
Balance at June 30, 2020	$—	153,077,692	$1.7	20,560,859	$(593.8)	$207.3	$1,295.7	$(13.5)	$897.4	$9.2	$906.6

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$34.8	$67.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	38.2	38.4
Stock-based compensation expense	6.4	6.1
Deferred income taxes	(1.1)	(0.3)
Other non-cash expenses, net	19.2	6.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	34.3	10.6
Inventories	(97.0)	(69.8)
Accounts payable and accrued expenses	(16.1)	2.8
Income taxes payable, net	(3.1)	(19.2)
Deferred revenue	19.6	9.2
Customer advances	21.8	(0.9)
Other changes in operating assets and liabilities, net	(10.2)	(25.9)
Net cash provided by operating activities	46.8	24.8

Cash flows from investing activities:
Purchases of short-term investments	(50.0)	(6.4)
Maturity of short-term investments	6.1	—
Cash paid for acquisitions, net of cash acquired	(24.6)	(71.9)
Purchases of property, plant and equipment	(50.8)	(28.6)
Proceeds from sales of property, plant and equipment	0.1	0.3
Net proceeds from cross currency swap agreements	3.5	—
Net cash used in investing activities	(115.7)	(106.6)

Cash flows from financing activities:
Repayments of 2012 Note Purchase Agreement	—	(15.0)
Repayments of revolving lines of credit	(96.6)	(28.5)
Proceeds from revolving lines of credit	297.5	200.6
Repayment of other debt	(0.3)	(4.6)
Proceeds from other debt	0.5	0.5
Payment of deferred financing costs	(0.1)	—
Proceeds from issuance of common stock, net	1.9	5.8
Payment of contingent consideration	(1.2)	(4.6)
Repurchase of common stock	(50.0)	(100.0)
Payment of dividends	(12.3)	(12.6)
Cash payments to noncontrolling interest	(1.2)	—
Net cash provided by financing activities	138.2	41.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.4
Net change in cash, cash equivalents and restricted cash	68.5	(39.8)
Cash, cash equivalents and restricted cash at beginning of period	681.9	326.3
Cash, cash equivalents and restricted cash at end of period	$750.4	$286.5
Supplemental disclosure of cash flow information
Restricted cash period beginning balance	$3.6	$3.9
Restricted cash period ending balance	$3.6	$4.0

The accompanying notes are an integral part of these financial statements

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2020, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, have not changed.

Risks & Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, government and academic funding levels, the impact of the COVID-19 pandemic, rapid technological change, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, surfaced in Wuhan, China. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The virus has spread to over 200 countries and territories and continues to spread globally, including in the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company's business include temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees' and customers' ability to travel, and delays in product installations to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented significant restrictions on travel, shelter in place or stay at home orders, and business closures. Certain jurisdictions, including many within the United States, have begun implementing policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases. For example, a number of states, including California, Massachusetts and New Jersey where the Company has significant operations, had issued shelter in place or stay-at-home orders. Although these states have begun implementing phased re-opening policies, many of the Company’s employees in these areas continue to work remotely, and any re-openings may be delayed or pulled back if the virus continues to spread. In addition, a number of the Company's production facilities had to either temporarily close or operate on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have and will continue to adversely impact the Company's operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. This disruption of the Company's employees, distributors, suppliers and customers has and will continue to impact the Company’s global sales and future operating results.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations, including its continued impact on revenue for the remaining periods in 2020. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on its  operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any “second wave” of the virus, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.

The preparation of the  unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact the business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management's estimates if these results differ from historical experience.

2.    Revenue

The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by Group:
Bruker BioSpin	$125.1	$150.9	$246.0	$278.7
Bruker CALID	132.7	140.5	273.2	288.7
Bruker Nano	125.5	151.0	245.6	291.8
BEST	44.8	51.9	91.0	99.7
Eliminations	(3.5)	(4.1)	(7.2)	(7.3)
Total revenue	$424.6	$490.2	$848.6	$951.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by End Customer Geography:
United States	$102.6	$126.2	$212.0	$243.8
Germany	43.6	49.6	84.5	92.4
Rest of Europe	110.8	116.7	214.8	229.0
Asia Pacific	136.1	153.8	273.3	306.0
Other	31.5	43.9	64.0	80.4
Total revenue	$424.6	$490.2	$848.6	$951.6

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized at a point in time	$364.1	$435.9	$731.8	$846.4
Revenue recognized over time	60.5	54.3	116.8	105.2
Total revenue	$424.6	$490.2	$848.6	$951.6

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period.  As of June 30, 2020, remaining performance obligations were approximately $1,886.2 million. The Company expects to recognize revenue on approximately 57.4% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2020 and December 31, 2019 was $46.6 million and $43.9 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected.  As of June 30, 2020 and December 31, 2019, the contract liabilities were $352.1 million and $312.5 million,  respectively. The increase in the contract liability balance during the six month period ended June 30, 2020 is primarily the result of a delay in instrument installations due to the customer facility closures or reduced operations as a result of COVID-19. Approximately $119.2 million of the contract liability balance on December 31, 2019 was recognized as revenue during the six month period ended June 30, 2020.

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

In addition to the Hain acquisition noted above, in the six months ended June 30, 2020, the Company completed one acquisition that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisition (in millions):

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
SmartTip B.V.	April 1, 2020	BSI Nano	$3.1	$2.4
			$3.1	$2.4

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

The fair value allocation included contingent consideration in the amount of $4.4 million, which represented the estimated fair value of future payments to the former shareholders of Rave based on achieving revenue and gross margin percentage targets for the period ended April 30, 2020. The Company completed the fair value allocation during 2020. The amortization period for all intangible assets acquired in connection with Rave is ten years.

In addition to the Rave LLC acquisition noted above, in the six months ended June 30, 2019, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses. The following table reflects the consideration transferred and the respective reportable segment for each of these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI Life Science	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
			$18.6	$16.4

4.    Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$0.5	$0.7	$0.9	$1.4
Restricted stock awards	—	0.1	—	0.2
Restricted stock units	2.3	1.8	4.9	3.7
Total stock-based compensation	$2.8	$2.6	$5.8	$5.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of product revenue	$0.4	$0.4	$0.9	$0.8
Selling, general and administrative	2.0	1.8	4.0	3.7
Research and development	0.4	0.4	0.9	0.8
Total stock-based compensation	$2.8	$2.6	$5.8	$5.3

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.3 million and $0.6 million in the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million in the three and six months ended June 30, 2019, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the six months ended June 30, 2020 and 2019.

Stock option activity for the six months ended June 30, 2020 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic Value
	to Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2019	1,988,696	$23.43
Granted	—	—
Exercised	(92,150)	21.20
Forfeited/Expired	(5,720)	22.54
Outstanding at June 30, 2020	1,890,826	$23.50	4.5	$32.9

Exercisable at June 30, 2020	1,458,206	$20.94	4.3	$28.8

Exercisable and expected to vest at June 30, 2020 (a)	1,855,481	$23.33	4.5	$32.5
(a)	In addition to the options that are vested at June 30, 2020, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2020.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $40.68 on June 30, 2020 and the exercise price of the underlying stock options.

The total intrinsic value of options exercised was $0.5 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively.

Restricted stock unit activity for the six months ended June 30, 2020 was as follows:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2019	865,101	$34.73
Granted	24,570	50.48
Vested	(46,120)	30.89
Forfeited	(41,684)	35.41
Outstanding at June 30, 2020	801,867	$35.40

The total fair value of restricted stock units  vested was $1.4 million for each of the six months ended June 30, 2020 and 2019.

At June 30, 2020, the Company expects to recognize pre-tax stock-based compensation expense of $1.9 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 1.0 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $18.1 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.1 years.

5.    Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. In January 2020, the Company acquired the remaining interest in our redeemable noncontrolling interest. There was no redemption value adjustment of the redeemable noncontrolling interest for the six months ended June 30, 2020 or 2019.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Bruker Corporation, as reported	$24.1	$36.5	$34.6	$67.3

Weighted average shares outstanding:
Weighted average shares outstanding-basic	153.6	156.1	153.9	156.4
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.1	1.5	1.2	1.3
	154.7	157.6	155.1	157.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.16	$0.23	$0.22	$0.43
Diluted	$0.16	$0.23	$0.22	$0.43

Stock options to purchase approximately 0.1 million shares were excluded from the computation of diluted earnings per share in each of the three months ended June 30, 2020 and 2019, as their effect would have been anti-dilutive. Approximately 0.1 million shares were excluded from the computation of diluted earnings per share in each of the six months ended June 30, 2020 and 2019, as their effect would have been anti-dilutive.

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

The following tables set forth the Company's financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2020 and December 31, 2019 (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
June 30, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate and cross currency swap agreements	$13.2	$—	$13.2	$—
Forward currency contracts	0.4	—	0.4	—
Fixed price commodity contracts	1.1	—	1.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total assets recorded at fair value	$15.1	$—	$15.1	$—

Liabilities:
Contingent consideration	$10.5	$—	$—	$10.5
Hybrid instrument liability	11.2	—	—	11.2
Interest rate and cross currency swap agreements	20.3	—	20.3	—
Forward currency contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$42.1	$—	$20.4	$21.7

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate and cross currency swap agreements	$10.1	$—	$10.1	$—
Forward currency contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$11.4	$—	$11.4	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Hybrid instrument liability	10.6	—	—	10.6
Interest rate and cross currency swap agreements	16.9	—	16.9	—
Forward currency contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$44.3	$—	$17.9	$26.4

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

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the six months ended June 30, 2020 or 2019.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $510.7 million and $517.4 million at June 30, 2020 and December 31, 2019, respectively, based on market and observable sources with similar maturity dates.

Excluded from the table above are restricted cash, cash equivalents and short-term investments related to time and call deposits. The Company has a program to enter into money markets and time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts generally over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of restricted cash, cash equivalents and short-term investments as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30,	December 31,
	2020	2019
Restricted cash	$3.6	$3.6
Cash equivalents	202.3	9.0
Short-term investments	50.0	6.6

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the six month periods ended June 30, 2020 or 2019.

Contingent consideration recorded within other current liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. These contingent considerations are primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value.  The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2020 (dollars in millions):

Balance at December 31, 2019	$15.8
Current period additions	0.7
Current period adjustments	(3.5)
Current period settlements	(2.4)
Foreign currency effect	(0.1)
Balance at June 30, 2020	$10.5

As part of the Mestrelab acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (an embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheets. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. The hybrid instrument is classified as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instrument liability for the six months ended June 30, 2020 (dollars in millions):

Balance at December 31, 2019	$10.6
Current period adjustments	0.6
Balance at June 30, 2020	$11.2

7.    Inventories

Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2020	2019
Raw materials	$201.4	$188.8
Work-in-process	248.3	206.4
Finished goods	131.3	104.5
Demonstration units	84.4	77.5
Inventories	$665.4	$577.2

Finished goods include in-transit systems that have been shipped to the Company's customers for which control has not passed to the customers as the systems were not installed and accepted by the customer. As of June 30, 2020, and December 31, 2019, the value of inventory-in-transit was $39.4 million and $36.0 million, respectively.

8.    Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2020 (dollars in millions):

	BSI Life
	Science	BSI NANO	BEST	Total
Balance at December 31, 2019	$84.2	$208.5	$0.3	$293.0
Current period additions	—	1.5	—	1.5
Foreign currency impact	1.4	(0.9)	—	0.5
Balance at June 30, 2020	$85.6	$209.1	$0.3	$295.0

As a result of the impact of the COVID-19 pandemic, the Company performed an interim impairment assessment of the goodwill balance as of March 31, 2020 using a combination of both quantitative and qualitative approaches. Based on this interim assessment, the Company concluded the fair values of each of the reporting units were significantly greater than their carrying amounts, and therefore, no impairment is required. The Company performed an assessment as of June 30, 2020 and no triggering event was identified. The goodwill assessment was based on management's estimates and assumptions, certain of which are dependent on external factors. To the extent actual results differ materially from these estimates, and the risks presented by COVID-19 and the current economic environment persists to negatively affect the Company’s operations in subsequent periods, further interim impairment assessments could be required, which could result in an impairment of goodwill.

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$302.9	$(192.9)	$110.0	$300.9	$(182.4)	$118.5
Customer relationships	135.5	(37.6)	97.9	134.7	(30.9)	103.8
Non-compete contracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	13.8	(3.5)	10.3	13.7	(2.9)	10.8
Other	5.5	(5.5)	—	5.5	(5.4)	0.1
Intangible assets	$459.5	$(241.3)	$218.2	$456.6	$(223.4)	$233.2

For the three months ended June 30, 2020 and 2019, the Company recorded amortization expense of $9.0 million and $9.9 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $17.7 million and $20.0 million, respectively, related to intangible assets subject to amortization.

9.  Debt

The Company’s debt obligations as of June 30, 2020 and December 31, 2019 consisted of the following (dollars in millions):

	June 30,	December 31,
	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	313.9	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
US Dollar under the 2019 Revolving Credit Agreement	203.5	—
Unamortized debt issuance costs	(2.6)	(2.6)
Capital lease obligations and other loans	5.1	4.1
Total debt	1,024.9	813.3
Current portion of long-term debt	(100.7)	(0.5)
Total long-term debt, less current portion	$924.2	$812.8

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreements and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2020 (in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	1.3%	$600.0	$203.5	$0.3	$396.2
Other lines of credit	0.0%	446.5	—	132.0	314.5
Total revolving lines of credit		$1,046.5	$203.5	$132.3	$710.7

As of June 30, 2020, the Company was in compliance with the financial covenants of all debt agreements.

As of June 30, 2020, the Company has entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders' equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $1.8 million and $4.4 million during the three and six months ended June 30, 2020, respectively. The gains (losses) related to hedges of net asset investments in international operations that were recorded within the cumulative translational adjustment section of other comprehensive income were $(11.2) million and $(0.3) million during the three and six months ended June 30, 2020, respectively. The Company did not have any cross-currency and interest rate swap agreements for the six months ended June 30, 2019. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

10.  Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Credit Agreement and the 2019 Term Loan.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At June 30, 2020 and December 31, 2019, the Company had fixed price commodity contracts with notional amounts aggregating $11.6 million and $5.6 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany, other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into forward currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had notional amounts outstanding under forward currency contracts and cross-currency interest rate swap agreements as of (dollars in millions):

	June 30, 2020		December 31, 2019
	Notional		Notional
	Amount in U.S.		Amount in U.S.
	Dollars	Fair Value	Dollars	Fair Value
Forward Currency Contracts (1):
Assets	$72.5	$0.4	$66.7	$0.9
Liabilities	19.1	(0.1)	7.7	(0.4)

Cross-Currency and Interest Rate Swap Agreements (2):
Assets	205.0	3.7	—	—
Liabilities	300.0	(10.8)	505.0	(6.8)
	$596.6	$(6.8)	$579.4	$(6.3)
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $11.7 million for the delivery of products and $5.8 million for the purchase of products at June 30, 2020 and $12.3 million for the delivery of products and $6.1 million for the purchase of products at December 31, 2019. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets for the periods ended as follows (dollars in millions):

	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$8.1	$10.1
Other current liabilities	(4.1)	—
Other long-term assets	5.1	—
Other long-term liabilities	(16.2)	(16.9)
Total derivatives designated as hedging instruments	(7.1)	(6.8)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$0.4	$0.9
Other current liabilities	(0.1)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	0.4	0.1
Other current liabilities	—	(0.6)
Fixed price commodity contracts
Other current assets	1.1	0.3
Total derivatives not designated as hedging instruments	1.8	0.3

Total derivatives	$(5.3)	$(6.5)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income related to the above described derivative instruments (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$0.3	$0.6	$(0.2)	$2.3
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.3	(0.2)	0.9	0.1
Fixed price commodity contracts	Interest and other income (expense), net	1.9	0.2	0.8	0.3
		2.5	0.6	1.5	2.7
Derivatives designated as Cash Flow hedging instruments
Interest rate cross-currency swap agreements
Interest earned in 2020	Interest and other income (expense), net	$(0.8)	$—	$(0.8)	$—
Unrealized (gains) losses on contracts	Accumulated other comprehensive income	(2.9)	—	(21.9)	—
		(3.7)	—	(22.7)	—
Derivatives designated as Net Investment hedging instruments
Interest rate cross-currency swap agreements
Interest earned in 2020	Interest and other income (expense), net	$2.6	$—	$5.2	$—
Unrealized gains (losses) on contracts	Accumulated other comprehensive income	(8.3)	—	21.6	—
		(5.7)	—	26.8	—

11.  Provision for Income Taxes

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

The income tax provision for the three months ended June 30, 2020 and 2019 was $7.1 million and $10.6 million, respectively, representing effective tax rates of 22.7% and 22.3%, respectively. The income tax provision for the six months ended June 30, 2020 and 2019 was $10.0 million and $18.3 million, respectively, representing effective tax rates of 22.3% and 21.3%, respectively. The Company's effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax.

As of June 30, 2020 and December 31, 2019, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $18.0 million and $15.9 million, respectively, of which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of June 30, 2020 and December 31, 2019, approximately $1.0 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  Penalties and interest of $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during both the three months ended June 30, 2020 and 2019. Penalties and interest of $0.3 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the six months ended June 30, 2020 and 2019, respectively.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 15.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 2.3% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2020. The Company has not been a party to any material tax holiday agreements. The tax years 2013 to 2019 are open to examination in Germany and Switzerland. Tax years 2013 to 2019 remain open for examination in the United States.

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

12.  Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Letters of Credit and Guarantees

At June 30, 2020 and December 31, 2019, the Company had bank guarantees of $132.3 million and $143.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

As of June 30, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies.

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

In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015.  The Company cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter.

As of June 30, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies related to these matters.

13.  Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchases of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company has repurchased a total of 4,537,386 shares at an aggregate cost of $192.3 million under the Repurchase Program. The Company repurchased a total of 1,214,282 shares at an aggregate cost of $50.0 million in the three and six months ended June 30, 2020. The Company repurchased a total of 2,300,635 shares at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of August 3, 2020 is $107.7 million and this Repurchase Program expires on May 13, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income	$24.2	$37.0	$34.8	$67.7
Foreign currency translation adjustments	9.7	12.7	(3.4)	(2.4)
Pension liability adjustments, net of tax	0.3	(0.2)	14.8	0.6
Net comprehensive income	34.2	49.5	46.2	65.9
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.9	0.2	0.8
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	—	(0.5)	(0.6)
Comprehensive income attributable to Bruker Corporation	$33.9	$48.6	$46.5	$65.7

The following is a summary of the components of accumulated other comprehensive income, net of tax, at June 30, 2020 (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Loss
Balance at December 31, 2019	$27.4	$(52.9)	$(25.5)
Other comprehensive income (loss) before reclassifications	(2.8)	12.6	9.8
Amounts reclassified from other comprehensive income (loss), net of tax	—	2.2	2.2
Net current period other comprehensive income (loss)	(2.8)	14.8	12.0
Balance at June 30, 2020	$24.6	$(38.1)	$(13.5)

14.  Other Charges, Net

The components of other charges, net were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Information technology transformation costs	$0.4	$1.1	$1.3	$2.0
Professional fees incurred in connection with investigation matters	1.1	—	4.5	—
Restructuring charges	1.2	0.8	2.7	1.9
Acquisition-related charges	(0.8)	1.2	(1.9)	5.0
Long-lived asset impairments	—	—	1.2	—
Other	(0.1)	0.8	0.2	1.3
Other charges, net	$1.8	$3.9	$8.0	$10.2

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$0.3	$0.6	$1.1	$3.5
Other charges, net	1.2	0.8	2.7	1.9
	$1.5	$1.4	$3.8	$5.4

The following table sets forth the changes in restructuring reserves for the six months ended June 30, 2020 (dollars in millions):

				Provisions
				for Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	3.8	2.4	1.4	—
Cash payments	(4.8)	(3.2)	(1.6)	—
Other, non-cash adjustments and foreign currency effect	(0.8)	(0.3)	0.4	(0.9)
Balance at June 30, 2020	$2.8	$1.1	$0.3	$1.4

15.  Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
BSI Life Science	$257.8	$291.4	$519.2	$567.4
BSI NANO	125.5	151.0	245.6	291.8
BEST	44.8	51.9	91.0	99.7
Eliminations (a)	(3.5)	(4.1)	(7.2)	(7.3)
Total revenue	$424.6	$490.2	$848.6	$951.6

Operating Income (loss)
BSI Life Science	$38.6	$56.3	$78.1	$103.2
BSI NANO	5.0	5.6	(3.0)	8.8
BEST	2.3	3.1	4.0	6.2
Corporate, eliminations and other (b)	(8.0)	(11.5)	(24.8)	(22.8)
Total operating income	$37.9	$53.5	$54.3	$95.4
(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (dollars in millions):

	June 30,	December 31,
	2020	2019
Assets:
BSI Life Science, BSI NANO & Corporate	$2,876.7	$2,711.6
BEST	70.8	64.6
Eliminations and other (a)	(4.1)	(4.7)
Total assets	$2,943.4	$2,771.5
(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by BSI Life Science and BSI NANO Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

16.  Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Updates (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

In January 2020, the FASB issued ASU 2020-01- Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company adopted this guidance using a prospective method. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance including the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

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

17.  Subsequent Event

Due to the impact of the novel coronavirus, COVID-19, on Bruker’s business and the global economy, the Company continues to maintain certain temporary cost control and cost reduction measures. These temporary measures include short-time work for certain of the Company’s European operations, a hiring freeze and curtailment of non-strategic discretionary spending. The Company plans to continue certain cost control and cost reduction measures in the third quarter of 2020, which we expect to result in continued cost savings in the third quarter of 2020, though not at the same level as we achieved for the three months ended June 30, 2020.

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

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe", "anticipate", "plan", "expect", "seek”, “may”, “will”, “intend”, “estimate”, “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities  Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding the impact of the novel coronavirus, COVID-19, on our business and operations, the global economy, our cost cutting measures and their impact, our intentions regarding our intellectual property, the impact of government contracts and government regulation, the impact of our material weaknesses in internal controls and the timing to remedy them, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed from time to time in our filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2019 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net,  provides meaningful supplemental information regarding our performance. Specifically, management believes that organic revenue and free cash flow, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating  margin, provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative, and other non-operational costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business.

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

Revenue for the three months ended June 30, 2020 decreased by $65.6 million, or 13.4%, to $424.6 million, compared to $490.2 million for the comparable period in 2019. Included in revenue was an increase of approximately $1.7 million from acquisitions and a decrease of $5.1 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $62.2 million, or 12.7%. The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers’ as well as certain of our operations and lower global instrumentation demand due to the ongoing pandemic.

Revenue for the six months ended June 30, 2020 decreased by $103.0 million, or 10.8%, to $848.6 million, compared to $951.6 million for the comparable period in 2019. Included in revenue was an increase of approximately $6.0 million from acquisitions and a decrease of $10.6 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $98.4 million, or 10.3%. The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers’ as well as certain of our operations and lower global instrumentation demand due to the ongoing pandemic.

Our gross profit margin decreased to 43.9% during the three months ended June 30, 2020 compared to 47.0% for the three months ended June 30, 2019. The decrease in gross margin was a result of lower volume, factory and operating inefficiencies due to disruptions from the COVID-19 pandemic, partially offset by cost control and cost reduction measures.

Our gross profit margin decreased to 44.6% during the six months ended June 30, 2020 compared to 46.8% for the six months ended June 30, 2019. The decrease in gross margin was a result of lower volume, unfavorable mix, factory and operating inefficiencies due to disruptions from the COVID-19 pandemic, partially offset by cost control and cost reduction measures.

Our operating income for the three months ended June 30, 2020 was $37.9 million, resulting in an operating margin of 8.9%, compared to operating income of $53.5 million, and an operating margin of 10.9%, for the three months ended June 30, 2019. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $11.1 million and $20.2 million for the three months ended June 30, 2020 and 2019, respectively. Excluding these charges, our non-GAAP operating margin for the three months ended June 30, 2020 and 2019 was 11.5% and 15.0%, respectively. The decrease in GAAP and non-GAAP operating margin was due to lower revenue and gross margins due to COVID-19 related disruptions to our customers’ and our own operations, partially offset by cost control and cost reduction measures.

Our operating income for the six months ended June 30, 2020 was $54.3 million, resulting in an operating margin of 6.4%, compared to operating income of $95.4 million, and an operating margin of 10.0%, for the six months ended June 30, 2019. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $26.9 million and $40.6 million for the three months ended June 30, 2020 and 2019, respectively. Excluding these charges, our non-GAAP operating margin for the six months ended June 30, 2020 and 2019 was 9.6% and 14.3%, respectively. The decrease in GAAP and non-GAAP operating margin was due to lower revenue and gross margins due to COVID-19 related disruptions to our customers and our own operations, partially offset by cost control and cost reduction measures.

Our income tax provision in the three month periods ended June 30, 2020 and 2019 was $7.1 million and $10.6 million, respectively, representing effective tax rates of 22.7% and 22.3%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and impact of discrete items in the period.

Our income tax provision in the six month periods ended June 30, 2020 and 2019 was $10.0 million and $18.3 million, respectively, representing effective tax rates of 22.3% and 21.3%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and impact of an unfavorable discrete item in the period.

Diluted earnings per share for the three month period ended June 30, 2020 were $0.16, a decrease of $0.07 compared to $0.23 per share in the three month period ended June 30, 2019. Diluted earnings per share for the six month period ended June 30, 2020 were $0.22, a decrease of $0.21 compared to $0.43 per share in the six month period ended June 30, 2019. The decrease in net income and earnings per diluted share was primarily driven by lower revenues associated with COVID-19 disruptions and lower academic and industrial demand, partially offset by our cost cutting and cost reduction measures.

Operating cash flow for the six month period ended June 30, 2020 was a source of cash of $46.8 million. Our free cash flow, a non-GAAP measure, was ($4.0) million, calculated as follows (dollars in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$46.8	$24.8
Less: Purchases of property, plant and equipment	(50.8)	(28.6)
Free Cash Flow	$(4.0)	$(3.8)

Purchases of property, plant and equipment included an increase of approximately $22.0 million related to production facilities for productivity gains and expansion.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.8 million and $4.4 million for the three and six month periods ended June 30, 2020, respectively. We anticipate these swap agreements will lower net interest expense in future years.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the impact of the COVID-19 global pandemic on our customers, supply chain or manufacturing capabilities;
●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	foreign currency exchange rates;
●	the time it takes for us to receive critical materials to manufacture our products;
●	general economic conditions; including the impact of COVID-19 on the global economy;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance

The COVID-19 pandemic continues to present a challenging operating environment and we are focused on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

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

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintain high service levels for our customers is another top priority for Bruker. In late March and during parts of April, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites have ramped back up with expanding capacity and productivity levels. However, with concerns over a “second wave” of the virus, we may need to consider further temporary controlled shut downs or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion and our supply chain remains resilient.  We do not currently anticipate being supply or capacity limited in the second half of 2020, provided that the current gradual re-opening trends continue in our key geographies without further disruptions or experiencing a second COVID-19 wave.

Executing prudent temporary cost reductions

Due to the impact of COVID-19, on our business and the global economy, we implemented temporary cost control and cost reduction measures. These temporary measures included short-time work for many of our European operations, temporary tiered salary reductions for our global leadership team and workforce, one to two week closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we intend to maintain our important investments in key strategic initiatives. While some of these measures are being relaxed, we expect to continue to maintain certain temporary cost savings measures and expect these cost control and cost reduction measures to have an impact on the three month period ended September 30, 2020.

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

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has affected our operations significantly. We are actively working to manage the impact of COVID-19 on our operations; however, the full extent to which the COVID-19 pandemic will impact our business, directly or indirectly, cannot accurately be predicted at this time. To date, the COVID-19 pandemic has affected productivity at our manufacturing facilities and has caused disruptions and delays in certain of our shipments to customers who have closed facilities during the pandemic. We are continuing to monitor the impact of these delays on our business and respond accordingly. For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors included in this report.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Consolidated Results

The following table presents our results (dollars in millions, except per share data):

	Three Months Ended June 30,
				Percentage
	2020	2019	Dollar Change	Change
Product revenue	$347.0	$411.7	$(64.7)	(15.7)%
Service revenue	76.1	78.5	(2.4)	(3.1)%
Other revenue	1.5	—	1.5	—
Total revenue	424.6	490.2	(65.6)	(13.4)%

Cost of product revenue	193.3	210.0	(16.7)	(8.0)%
Cost of service revenue	44.7	49.8	(5.1)	(10.2)%
Cost of other revenue	0.4	—	0.4	—
Total cost of revenue	238.4	259.8	(21.4)	(8.2)%
Gross profit	186.2	230.4	(44.2)	(19.2)%

Operating expenses:
Selling, general and administrative	102.4	124.5	(22.1)	(17.8)%
Research and development	44.1	48.5	(4.4)	(9.1)%
Other charges, net	1.8	3.9	(2.1)	(53.8)%
Total operating expenses	148.3	176.9	(28.6)	(16.2)%
Operating income	37.9	53.5	(15.6)	(29.2)%

Interest and other income (expense), net	(6.6)	(5.9)	(0.7)	11.9%
Income before income taxes and noncontrolling interest in consolidated subsidiaries	31.3	47.6	(16.3)	(34.2)%
Income tax provision	7.1	10.6	(3.5)	(33.0)%
Consolidated net income	24.2	37.0	(12.8)	(34.6)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	0.1	0.5	(0.4)	(80.0)%
Net income attributable to Bruker Corporation	$24.1	$36.5	$(12.4)	(34.0)%

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.16	$0.23	$(0.07)	(30.4)%
Diluted	$0.16	$0.23	$(0.07)	(30.4)%

Weighted average common shares outstanding:
Basic	153.6	156.1
Diluted	154.7	157.6

Revenue

The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers and certain of our operations as well as lower global instrumentation demand due to the pandemic.

Gross Profit

The decrease in gross profit was a result of lower volume and factory inefficiencies due to the disruptions from the COVID-19 pandemic, partially offset by cost control and cost reduction measures.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2020 decreased to 24.1% of total revenue, from 25.4% of total revenue, for the comparable period in 2019. The decrease in expenses and as a percentage of total revenue are a result of the cost control and cost reduction measures due to the impact of the COVID-19 pandemic in the three months ended June 30, 2020.

Research and Development

Our research and development expenses for the three months ended June 30, 2020 increased to 10.4% of total revenue, from 9.9% of total revenue, for the comparable period in 2019. The decrease in expenses and increase as a percentage of revenue are a result of cost control and cost reduction measures in comparison to lower revenue in the three months ended June 30, 2020.

Other Charges, Net

Other charges, net for the three months ended June 30, 2020 consisted primarily of $1.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.1 million of professional fees incurred in connection with investigation matters and $0.4 million of costs associated with our global information technology (IT) transformation initiative offset by $(0.8) million of acquisition-related benefit related to previous acquisitions. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended June 30, 2019 consisted of $0.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.8 million related to other fees, $1.1 million of costs associated with our global IT transformation initiative and $1.2 million of acquisition-related charges related to acquisitions completed in 2019 and 2018.

Operating Income

The decrease in operating margin was due to lower revenue and gross profit due to COVID-19 related disruptions to our customers’ and our own operations, partially offset by cost control and cost reduction measures.

Interest and Other Income (Expense), Net

During the three months ended June 30, 2020, the primary components within interest and other income (expense), net were net interest expense of $2.7 million, realized and unrealized losses on foreign currency denominated transactions of $3.2 million and $0.8 million related to pension plan expenses. During the three months ended June 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $3.7 million, realized and unrealized losses on foreign currency denominated transactions of $1.5 million and $0.6 million related to pension plan expenses. As a result of entering into interest rate and cross-currency swap agreements related to our new debt agreements, we reduced our interest expense by $1.8 million for the three month period ended June 30, 2020.

Income Tax Provision

The 2020 and 2019 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended June 30, 2020 and 2019 were 22.7% and 22.3%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of discrete items in the period.

Net Income (Loss) Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries. In January 2020, we acquired the remaining interest in our redeemable noncontrolling interest.

Net Income Attributable to Bruker Corporation

The decrease in net income and earnings per diluted share was primarily driven by lower revenues associated with COVID-19 disruptions and lower academic and industrial demand and, reduced gross and operating margins, partially offset by our cost control and cost reduction measures.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$257.8	$291.4	$(33.6)	(11.5)%
BSI NANO	125.5	151.0	(25.5)	(16.9)%
BEST	44.8	51.9	(7.1)	(13.7)%
Eliminations (a)	(3.5)	(4.1)	0.6
	$424.6	$490.2	$(65.6)	(13.4)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

The decline in revenue for the BSI Life Science Segment was due to disruptions to our customers’ and certain Bruker operations from the COVID-19 pandemic, lower demand in our academic, industrial and applied markets during the pandemic and delays in certain instrument deliveries and installations due to pandemic related customer lab closures. The decline in revenues for the BSI NANO Segment was due primarily to worldwide COVID-19 related academic customer lab closures, weaker industrial demand and certain temporary BSI NANO facility closures. The decline in revenue for the BEST Segment was primarily due to weaker superconductor demand during the end of the period ending June 30, 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2020		2019
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$38.6	15.0%	$56.3	19.3%
BSI NANO	5.0	4.0%	5.6	3.7%
BEST	2.3	5.1%	3.1	6.0%
Corporate, eliminations and other (a)	(8.0)		(11.5)
Total operating income	$37.9	8.9%	$53.5	10.9%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin declines in the BSI Life Science and BSI Nano were due to lower revenue and gross profit due to COVID-19 related disruptions to our customers’ and our own operations, partially offset by cost control and cost reduction measures. The decline in the operating margin for the BEST segment was primarily due to lower revenue, unfavorable mix and ineffieciencies related to COVID-19, partially offset by cost control and cost reduction measures.

Consolidated Results

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The following table presents our results (dollars in millions, except per share data):

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Product revenue	$692.0	$794.7	$(102.7)	(12.9)%
Service revenue	154.3	155.9	(1.6)	(1.0)%
Other revenue	2.3	1.0	1.3	130.0%
Total revenue	848.6	951.6	(103.0)	(10.8)%

Cost of product revenue	373.8	407.5	(33.7)	(8.3)%
Cost of service revenue	95.8	98.9	(3.1)	(3.1)%
Cost of other revenue	0.5	0.1	0.4	400.0%
Total cost of revenue	470.1	506.5	(36.4)	(7.2)%
Gross profit	378.5	445.1	(66.6)	(15.0)%

Operating expenses:
Selling, general and administrative	223.6	244.6	(21.0)	(8.6)%
Research and development	92.6	94.9	(2.3)	(2.4)%
Other charges, net	8.0	10.2	(2.2)	(21.6)%
Total operating expenses	324.2	349.7	(25.5)	(7.3)%
Operating income	54.3	95.4	(41.1)	(43.1)%

Interest and other income (expense), net	(9.5)	(9.4)	(0.1)	1.1%
Income before income taxes and noncontrolling interest in consolidated subsidiaries	44.8	86.0	(41.2)	(47.9)%
Income tax provision	10.0	18.3	(8.3)	(45.4)%
Consolidated net income	34.8	67.7	(32.9)	(48.6)%
Net income (loss) attributable to noncontrolling
interests in consolidated subsidiaries	0.2	0.4	(0.2)	(50.0)%
Net income attributable to Bruker Corporation	$34.6	$67.3	$(32.7)	(48.6)%

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.22	$0.43	$(0.21)	(48.8)%
Diluted	$0.22	$0.43	$(0.21)	(48.8)%

Weighted average common shares outstanding:
Basic	153.9	156.4
Diluted	155.1	157.7

Revenue

The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers and certain of our operations as well as lower global instrumentation demand due to the pandemic.

Gross Profit

The decrease in gross profit was a result of lower volume, factory inefficiencies and unfavorable mix due to the disruptions from the COVID-19 pandemic, partially offset by cost control and cost reduction measures.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2020 increased to 26.3% of total revenue, from 25.7% of total revenue, for the comparable period in 2019. The decrease in expenses and increase as a percentage of total revenue are a result of the cost control and cost reduction measures due to the impact of the COVID-19 pandemic in the six months ended June 30, 2020.

Research and Development

Our research and development expenses for the six months ended June 30, 2020 increased to 10.9% of total revenue, from 10.0% of total revenue, for the comparable period in 2019.  The increase as a percentage of revenue is a result of cost control and cost reduction measures in comparison to lower revenue due to the impact of the COVID-19 pandemic in the six months ended June 30, 2020.

Other Charges, Net

Other charges, net recorded for the six months ended June 30, 2020 consisted primarily of $4.5 million of professional fees incurred in connection with investigation matters, $2.7 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million related to long-lived asset impairments, and $1.3 million of costs associated with our global information technology (IT) transformation initiative offset by $(1.9) million of acquisition-related charges related to previous acquisitions. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net recorded for the six months ended June 30, 2019 consisted of $1.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.3 million related to other fees, $2.0 million of costs associated with our global IT transformation initiative and $5.0 million of acquisition-related charges related to acquisitions completed in 2019 and 2018.

Operating Income

The decrease in operating margin was due to lower revenue and operating inefficiencies due to COVID-19 related disruptions to Bruker’s customers and some of our own operations, partially offset by cost control and cost reduction measures.

Interest and Other Income (Expense), Net

During the six months ended June 30, 2020, the primary components within interest and other income (expense), net were net interest expense of $4.7 million, realized and unrealized losses on foreign currency denominated transactions of $3.2 million and $1.8 million related to pension plan expenses. During the six months ended June 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $6.8 million, realized and unrealized losses on foreign currency denominated transactions of $1.4 million and $1.2 million related to pension plan expenses. As a result of entering into interest rate and cross-currency swap agreements related to our new debt agreements, we reduced our interest expense by $4.4 million for the six month period ended June 30, 2020.

Income Tax Provision

The 2020 and 2019 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the six months ended June 30, 2020 and 2019 were 22.3% and 21.3%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and unfavorable discrete impact.

Net Income (Loss) Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries. In January 2020, we acquired the remaining interest in our redeemable noncontrolling interest.

Net Income Attributable to Bruker Corporation

The decrease in net income and earnings per diluted share was primarily driven by the decline in revenue, gross profit and operating profit as a result of disruptions from the COVID-19 pandemic.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$519.2	$567.4	$(48.2)	(8.5)%
BSI NANO	245.6	291.8	(46.2)	(15.8)%
BEST	91.0	99.7	(8.7)	(8.7)%
Eliminations (a)	(7.2)	(7.3)	0.1
	$848.6	$951.6	$(103.0)	(10.8)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

The decline in revenue for the BSI Life Science Segment was due to disruptions to our customers’ and certain Bruker operations from the COVID-19 pandemic, lower demand in our academic, industrial and applied markets during the pandemic and delays in certain instrument deliveries and installations due to pandemic related lab closures. The decline in revenues for the BSI NANO Segment was due primarily to worldwide COVID-19 academic customer lab closures, weaker industrial demand certain temporary BSI NANO facility closures. The decline in revenue for the BEST Segment was due to lower superconductor demand and government research lab disruptions during the six months ended June 30, 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2020		2019
	Percentage of	Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$78.1	15.0%	$103.2	18.2%
BSI NANO	(3.0)	(1.2)%	8.8	3.0%
BEST	4.0	4.4%	6.2	6.2%
Corporate, eliminations and other (a)	(24.8)		(22.8)
Total operating income	$54.3	6.4%	$95.4	10.0%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin declines in the BSI Life Science and BSI NANO segments were due to lower revenue and gross profit from COVID-19 related disruptions to our customers’ and own operations, partially offset by cost control and cost reduction measures. The decline in the operating margin for the BEST segment was due to lower revenue, unfavorable mix and charges related to planned restructuring actions, partially offset by reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock or the payment of dividends in the future. In addition, our ability to access capital and maintain liquidity may be impacted by the volatile market conditions caused by the COVID-19 pandemic. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

During the six months ended June 30, 2020, net cash provided by operating activities was $46.8 million, resulting from consolidated net income adjusted for non-cash items of $97.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $50.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2020 was primarily caused by an increase in cash received from customers offset by purchases of inventory for orders in 2020. During the six months ended June 30, 2019, net cash provided by operating activities was $24.8 million, resulting from consolidated net income adjusted for non-cash items of $118.0 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $93.2 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2019 was primarily caused by an increase in inventory for orders in 2019.

During the six months ended June 30, 2020, net cash used in investing activities was $115.7 million, compared to net cash used in investing activities of $106.6 million during the six months ended June 30, 2019. Cash used in investing activities during the six months ended June 30, 2020 was primarily attributed to cash paid for purchases of property, of plant and equipment of $50.8 million, purchases of short-term investments of $50.0 million and acquisitions of $24.6 million offset by $6.1 million of maturities in short-term investments. Cash used in investing activities during the six months ended June 30, 2019 was attributed to cash paid for acquisitions of $71.9 million and purchases of property, plant and equipment of $28.6 million.

During the six months ended June 30, 2020, net cash provided by financing activities was $138.2 million, compared to net cash provided by financing activities of $41.6 million during the six months ended June 30, 2019. Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to $200.9 million in net proceeds from borrowings under the 2019 Revolving Credit Agreement offset in part by $12.3 million for the payment of dividends and $50.0 million of repurchases of common stock under our repurchase program. Net cash provided by financing activities during the six months ended June 30, 2019 was primarily attributable to $172.1 million in net proceeds from borrowings under the 2015 Credit Agreement and $5.8 million of proceeds from the issuance of common stock, net. This was offset by $100.0 million of repurchases of common stock under our repurchase program, a $15.0 million repayment under the Note Purchase Agreement, $12.6 million used for the payment of dividends and a $4.6 million repayment of other debt.

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

As of June 30, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.8 million and $4.4 million for the three and six month periods ended June 30, 2020, respectively. We anticipate these swap agreements will lower net interest expense by approximately $8.8 million in 2020 and $8.8 million in 2021.

In May 2019, our Board of Directors approved a Stock Repurchase Program under which repurchases of our common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 1,214,282 shares at an aggregate cost of $50.0 million in the three and six months ended June 30, 2020.We repurchased a total of 2,300,635 share at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. The remaining authorization as of August 3, 2020 is $107.7 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at June 30, 2020.

Cash, cash equivalents and short-term investments at June 30, 2020 and December 31, 2019 totaled $796.8 million and $684.9 million, respectively, of which $394.1 million and $301.1 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

At December 31, 2019 and in accordance with the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $477 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2019. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $58 million at December 31, 2019.

As of June 30, 2020, we had approximately $38.8 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2020; approximately $88.8 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $29.7 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

At June 30, 2020 and December 31, 2019, we had the following debt outstanding (dollars in millions):

	June 30,	December 31,
	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF (in dollars) notes under the 2019 Note Purchase Agreement	313.9	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
US Dollar under the 2019 Revolving Credit Agreement	203.5	—
Unamortized debt issuance costs	(2.6)	(2.6)
Capital lease obligations and other loans	5.1	4.1
Total debt	1,024.9	813.3
Current portion of long-term debt	(100.7)	(0.5)
Total long-term debt, less current portion	$924.2	$812.8

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2020 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	1.3%	$600.0	$203.5	$0.3	$396.2
Other lines of credit	0.0%	446.5	—	132.0	314.5
Total revolving lines of credit		$1,046.5	$203.5	$132.3	$710.7

As of June 30, 2020, we had no off-balance sheet arrangements and we were in compliance with the financial covenants of these debt agreements.

As of June 30, 2020, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting standard changes and developments is incorporated by reference from Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this document and should be considered an integral part of this Item 2. See Note 16 in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for recently adopted and issued accounting standards.

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

Changes in foreign currency translation rates decreased our revenue by 1.1% and 3.8% for the six months ended June 30, 2020 and 2019, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2020 and 2019, we recorded net losses (gains) from currency translation adjustments of $(3.4) million and $(2.4) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign currency translation gains, net were $(3.2) million and $(1.4) million for the six months ended June 30, 2020 and 2019, respectively.

The impact of currency exchange rate movement can be positive or negative in any period. We periodically enter into forward currency contracts in order to minimize the volatility that fluctuations in currency translation have on our monetary transactions. Under these arrangements, we typically agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income.

As of June 30, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value  of the derivative that relates to changes  in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the unaudited condensed consolidated statements of income and comprehensive income.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2020 and December 31, 2019, we had foreign exchange contracts with notional amounts aggregating $91.6 million and $74.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2020 and December 31, 2019, we had fixed price commodity contracts with notional amounts aggregating $11.6 million and $5.6 million, respectively. The fair value of the fixed price commodity contracts at June 30, 2020 and December 31, 2019 was $1.1 million and $0.3 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2020 due to a material weakness in internal control over financial reporting, as described below and in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Other than as discussed below under the heading "Remediation Plans", there has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Plans

As part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and implemented measures designed to improve our financial statement closing process and enhance certain internal controls processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and revenue transactions and address specific control deficiencies which contributed to the material weaknesses. As a result of these efforts, as of the date of this filing we believe we have made progress toward remediating the underlying causes of the material weaknesses. Specifically, we have undertaken the following steps in 2020 to remediate the deficiencies underlying this material weakness:

●	We optimized our tax accounting resources to obtain the right balance with specific international tax expertise to strengthen tax accounting review procedures in significant jurisdictions;
●	We plan to implement accelerated annual close procedures and controls during the fourth quarter of 2020 to allow for more timely issue identification and increase the frequency of review procedures and controls performed around the calculation and reporting of certain tax balances;
●	We identified areas to leverage the functionality of our tax provision software to automate tasks and control various workflows;
●	We expanded our revenue recognition resources to strengthen revenue transaction review procedures; and
●	We implemented additional revenue transaction review procedures within the U.S. subsidiary to assist in identification and review of more significant revenue transactions.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We will continue our efforts to test the new controls in order to make this final determination.

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

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On March 6, 2020, we were notified that Micromass has expanded its complaint in Düsseldorf and now asserts another recently granted European patent in Germany. We intend to vigorously defend against these claims.

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

In late August 2019, the KFTC informed us that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. We cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter.

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

Our financial condition and results of operations for fiscal 2020 have been and will continue to be adversely affected by the ongoing novel coronavirus disease-2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, surfaced in Wuhan, China. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The virus has spread to over 200 countries and territories and continues to spread globally, including in the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business include temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. Certain jurisdictions, including many within the United States, have also begun implementing policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases. For example, a number of states, including California, Massachusetts and New Jersey where we have significant operations, had issued shelter in place or stay-at-home orders. Although these states have begun implementing phased re-opening policies, many of our employees in these areas continue to work remotely and any re-openings may be delayed or pulled back if the virus continues to spread. In addition, a number of our production facilities have either temporarily closed or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers have delayed or cut capital expenditures and operating budgets. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have and will continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. This disruption of our employees, distributors, suppliers or customers has and will continue to impact our global sales and operating results.  During the six months ended June 30, 2020, our revenue declined 10.8% compared to the six months ended June 30, 2019, primarily due to COVID-19 related disruptions. We anticipate that the COVID-19 pandemic and challenges to our customers’ and our own operations will continue to have a significant negative impact on our 2020 financial results.

We have experienced decreased work efficiency and productivity as a result of the increased number of employees working from home.  In addition, with this remote working model where employees are increasingly accessing our systems through VPN or internet connections, we may be subject to increased security risks, including the risks of cyberattacks or data breaches. Additionally, if any of our key leaders contract the virus and are unable to perform their duties for a period of time as the result of illness, our business, results of operations or financial condition could be adversely affected.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including its continued impact on our revenue in 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has and likely will continue to affect demand for our products and our operating results.

There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our Board of Directors approved and we announced a share repurchase program under  which repurchases of our common stock of up to $300.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations (the “2019 Repurchase Program”). We repurchased a total of 1,214,282 shares at an aggregate cost of $50.0 million in the three and six months ended June 30, 2020.We repurchased a total of 2,300,635 shares at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. The remaining authorization as of August 3, 2020 is $107.7 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at June 30, 2020.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2020.

				Maximum Number of
			Total Number of	Shares (or
			Shares Purchased as	approximate dollar
			Part of Publicly	value) that May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs
April 1 - April 30, 2020	—	$—	—	$157,695,500
May 1 - May 31, 2020	1,216,782	41.17	1,214,282	107,695,532
June 1 - June 30, 2020	—	—	—	$107,695,532
	1,216,782	$41.17	1,214,282
(1)	Includes (i) shares repurchased under the 2019 Repurchase Program, and (ii) 2,500 shares purchased by Frank H. Laukien, the Company's Chief Executive Officer and Chairman of the Board of Directors, in open market transactions, which purchases were previously disclosed on Form 4 filed with the SEC on May 13, 2020.

ITEM 5.       OTHER INFORMATION

On August 6, 2020, the Board of Directors of the Company approved amendments to and the restatement of the Company’s bylaws (as amended and restated, the “By-laws”). The amendments to the By-laws fall into the following two categories:

Enhancements to Advance Notices of Stockholder Proposals and Director Nominations

●	Specify the procedures that stockholders need to follow in submitting stockholder proposals and director nominations for consideration at a meeting of stockholders. (Sections 2.3(a), (b), and (c) of the By-laws.)

●	Enhance the information that the Board of Directors has access to regarding business proposed by stockholders for consideration at stockholder meetings and/or proposed director nominations, and the proponents thereof, so as to facilitate the ability of the Board to make informed voting recommendations to stockholders on any matter that will come before the meeting. (Sections 2.3(b) and (c) of the By-laws.)
●	Provide procedural safeguards to ensure that only stockholder proposals and director nominations that comply with the language and intent of the advance notice provisions will be considered at meetings of stockholders. (Sections 2.3(b) and (c) of the By-laws.)
●	Update the advance notice provisions to require director nominees to submit to the Company a completed director questionnaire. (Section 2.3(d) of the By-laws.)

Enhancements to Provisions Relating to Stockholder Actions by Written Consent

●	Clarify that stockholders may take corporate action, without a meeting, with the written consent of the same number of holders of outstanding stock that would be necessary to take such action at a meeting, consistent with Section 228 of the Delaware General Corporation Law. (Section 2.10(a) of the By-laws).
●	Provide customary procedures for stockholders to request that the Board of Directors set a record date for determining the stockholders entitled to consent to corporate actions in writing without a meeting. (Sections 2.10(b) and 2.12 of the By-laws.)
●	Provide that the Company shall engage independent inspectors of elections for the purpose of promptly reviewing the validity of written consents of stockholders (and any revocations) delivered to the Company prior to the effectiveness of any such corporate actions by written consent. (Section 2.10(c) of the By-laws.)

In addition to the foregoing, there were other immaterial changes to the By-laws including, but not limited to, typographical corrections and the definition of certain terms.

The foregoing description of the various amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the complete text of the By-laws that were adopted by the Board on August 6, 2020, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated herein by reference.

ITEM 6.EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of Bruker Corporation
10.1*	First Amendment Dated April 17, 2020 to the Note Purchase Agreement Dated January 18, 2012
10.2*	First Amendment Dated April 17, 2020 to the Note Purchase Agreement Dated December 11, 2019
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL (included in Exhibit 101)

*   Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 7, 2020	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)