Form 10-Q
period 2020-09-30
BRUKER CORP
filed 2020-11-06
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                  to

Commission File Number 000-30833

BRUKER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Manning Road, Billerica, MA 01821

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 663-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BRKR	Nasdaq Global Select Market

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

The number of shares outstanding of each of the registrant’s common stock, as of October 30, 2020 was 153,108,102.

BRUKER CORPORATION

Index

		Page
Part I	FINANCIAL INFORMATION	1
Item 1:	Condensed Consolidated Financial Statements(Unaudited)	1
	● Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	● Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019	2
	● Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019	3
	● Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	● Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4:	Controls and Procedures	43
Part II	OTHER INFORMATION	44
Item 1:	Legal Proceedings	44
Item 1A:	Risk Factors	45
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6:	Exhibits	47
	Signatures	48

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$567.1	$678.3
Short-term investments	50.0	6.6
Accounts receivable, net	329.9	362.2
Inventories	695.9	577.2
Other current assets	183.2	172.0
Total current assets	1,826.1	1,796.3

Property, plant and equipment, net	354.6	306.1
Goodwill	312.8	293.0
Operating lease assets	60.7	65.6
Intangibles, net and other long-term assets	325.2	310.5
Total assets	$2,879.4	$2,771.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$0.5
Accounts payable	113.9	118.4
Customer advances	154.6	137.9
Other current liabilities	413.0	388.8
Total current liabilities	683.2	645.6

Long-term debt	828.2	812.8
Operating lease liabilities	42.1	47.0
Other long-term liabilities	363.2	327.9

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	—	21.1

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 173,872,664 and 173,502,375 shares issued and 153,184,527 and 154,155,798 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1.7	1.7
Treasury stock, at cost, 20,688,137 and 19,346,577 shares at September 30, 2020 and December 31, 2019, respectively	(598.8)	(543.8)
Accumulated other comprehensive income	(5.2)	(25.5)
Other shareholders' equity	1,554.4	1,474.4
Total shareholders' equity attributable to Bruker Corporation	952.1	906.8
Noncontrolling interest in consolidated subsidiaries	10.6	10.3
Total shareholders' equity	962.7	917.1

Total liabilities and shareholders' equity	$2,879.4	$2,771.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$419.6	$440.6	$1,111.6	$1,235.3
Service revenue	90.0	78.8	244.3	234.8
Other revenue	1.8	1.7	4.1	2.6
Total revenue	511.4	521.1	1,360.0	1,472.7

Cost of product revenue	210.3	220.4	584.1	627.9
Cost of service revenue	52.6	46.5	148.4	145.3
Cost of other revenue	0.2	0.3	0.7	0.5
Total cost of revenue	263.1	267.2	733.2	773.7
Gross profit	248.3	253.9	626.8	699.0

Operating expenses:
Selling, general and administrative	114.6	125.3	338.2	369.9
Research and development	48.3	46.1	140.9	141.0
Other charges (gain), net	4.2	(5.3)	12.2	4.9
Total operating expenses	167.1	166.1	491.3	515.8
Operating income	81.2	87.8	135.5	183.2

Interest and other income (expense), net	(5.9)	(4.6)	(15.4)	(14.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	75.3	83.2	120.1	169.2
Income tax provision	20.0	21.7	30.0	40.0
Consolidated net income	55.3	61.5	90.1	129.2
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.0	0.2	1.2	0.6
Net income attributable to Bruker Corporation	$54.3	$61.3	$88.9	$128.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.35	$0.40	$0.58	$0.83
Diluted	$0.35	$0.39	$0.57	$0.82

Weighted average common shares outstanding:
Basic	153.2	154.2	153.7	155.7
Diluted	154.3	155.6	154.8	157.0

Comprehensive income	$64.0	$26.1	$110.1	$92.0
Less: Comprehensive income attributable to noncontrolling interests	1.4	0.2	1.5	1.0
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(1.2)	(0.5)	(1.8)
Comprehensive income attributable to Bruker Corporation	$62.6	$27.1	$109.1	$92.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	30,182	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	40,516	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.2)	—	(6.2)	(1.2)	(7.4)
Acquisition of redeemable noncontrolling interest	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Consolidated net income	—	—	—	—	—	—	10.5	—	10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)	—	—	—	—	—	—	2.2	2.2	(0.2)	2.0
Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6
Stock options exercised	—	61,968	—	—	—	1.3	—	—	1.3	—	1.3
Restricted stock units vested	—	3,510	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	—	—	—	2.8	—	—	2.8	—	2.8
Shares Repurchased	—	(1,214,282)	—	1,214,282	(50.0)	—	—	—	(50.0)	—	(50.0)
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	24.1	—	24.1	0.1	24.2
Other comprehensive income	—	—	—	—	—	—	—	9.8	9.8	0.1	9.9
Balance at June 30, 2020	$—	153,077,692	$1.7	20,560,859	$(593.8)	$207.3	$1,295.7	$(13.5)	$897.4	$9.2	$906.6
Stock options exercised	—	25,461	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	208,652	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Shares Repurchased	—	(127,278)	—	127,278	(5.0)	—	—	—	(5.0)	—	(5.0)
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income	—	—	—	—	—	—	54.3	—	54.3	1.0	55.3
Other comprehensive income	—	—	—	—	—	—	—	8.3	8.3	0.4	8.7
Balance at September 30, 2020	$—	153,184,527	$1.7	20,688,137	$(598.8)	$210.7	$1,343.7	$(5.2)	$952.1	$10.6	$962.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY - (Continued)

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	—	167,177	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	35,072	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Shares issued for acquisition	—	3,087	—	(3,087)	—	—	—	—	—	—	—
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	30.8	—	30.8	0.1	30.9
Other comprehensive income(loss)	(0.4)	—	—	—	—	—	—	(13.7)	(13.7)	(0.2)	(13.9)
Balance at March 31, 2019	$22.0	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6
Stock options exercised	—	145,606	—	—	—	2.7	—	—	2.7	—	2.7
Restricted stock units vested	—	2,344	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.6	—	—	2.6	—	2.6
Shares repurchased	—	(2,300,635)	—	2,300,635	(100.0)	—	—	—	(100.0)	—	(100.0)
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	36.5	—	36.5	0.8	37.3
Other comprehensive income (loss)	0.3	—	—	—	—	—	—	12.1	12.1	0.1	12.2
Balance at June 30, 2019	$22.0	154,661,991	$1.7	18,322,428	$(501.5)	$188.0	$1,157.2	$15.4	$860.8	$9.3	$870.1
Stock options exercised	—	152,918	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	155,024	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock based compensation	—	—	—	—	—	3.5	—	—	3.5	—	3.5
Shares repurchased	—	(1,022,469)	—	1,022,469	(42.3)	—	—	—	(42.3)	—	(42.3)
Treasury stock acquired	—	(1,680)	—	1,680	—	—	—	—	—	—	—
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	61.3	—	61.3	0.4	61.7
Other comprehensive income (loss)	(0.9)	—	—	—	—	—	—	(34.2)	(34.2)	(0.2)	(34.4)
Balance at September 30, 2019	$20.9	153,945,784	$1.7	19,346,577	$(543.8)	$193.8	$1,212.3	$(18.8)	$845.2	$9.5	$854.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$90.1	$129.2
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	58.7	57.3
Stock-based compensation expense	10.9	10.1
Deferred income taxes	0.5	(0.5)
Other non-cash expenses, net	25.5	1.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	36.9	(8.0)
Inventories	(109.7)	(80.9)
Accounts payable and accrued expenses	(15.3)	10.3
Income taxes payable, net	(9.1)	(6.4)
Deferred revenue	20.1	9.7
Customer advances	32.4	(9.1)
Other changes in operating assets and liabilities, net	(11.8)	(36.2)
Net cash provided by operating activities	129.2	77.2

Cash flows from investing activities:
Purchases of short-term investments	(100.0)	(6.4)
Maturities of short-term investments	56.1	—
Cash paid for acquisitions, net of cash acquired	(58.8)	(79.0)
Purchases of property, plant and equipment	(68.4)	(44.8)
Proceeds from sales of property, plant and equipment	0.1	11.0
Net proceeds from cross currency swap agreements	7.1	—
Net cash used in investing activities	(163.9)	(119.2)

Cash flows from financing activities:
Repayments of 2012 Note Purchase Agreement	—	(15.0)
Repayments of revolving lines of credit	(305.1)	(50.5)
Proceeds from revolving lines of credit	297.5	250.6
Repayment of other debt	(0.4)	(4.8)
Proceeds of other debt	—	0.4
Payment of deferred financing costs	(0.1)	—
Proceeds from issuance of common stock, net	1.1	8.1
Payment of contingent consideration	(6.2)	(5.6)
Repurchase of common stock	(54.4)	(142.3)
Payment of dividends	(18.5)	(18.8)
Cash payments to noncontrolling interest	(1.2)	—
Net cash (used in) provided by financing activities	(87.3)	22.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10.7	(6.4)
Net change in cash, cash equivalents and restricted cash	(111.3)	(26.3)
Cash, cash equivalents and restricted cash at beginning of period	681.9	326.3
Cash, cash equivalents and restricted cash at end of period	$570.6	$300.0
Supplemental disclosure of cash flow information
Restricted cash period beginning balance	$3.6	$3.9
Restricted cash period ending balance	$3.5	$3.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) - The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include: academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and  for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2020, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, have not changed.

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

Impacts to the Company's business include temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees' and customers' ability to travel, and delays in product installations to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. Certain jurisdictions, including many within the United States, have begun implementing policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases. For example, a number of states, including California, Massachusetts and New Jersey where the Company has significant operations, had issued shelter in place or stay-at-home orders. Although these states have begun implementing phased re-opening policies, many of the Company’s employees in these areas continue to work remotely, and any re-openings may be delayed or pulled back if the virus continues to spread. In addition, a number of the Company's production facilities had to either temporarily close or operate on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. Even where customers have re-opened their sites, many still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols. The resurgence of the virus in Europe and North America may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and reduction in operations at Bruker, customers, distributors, and/or suppliers have and will continue to adversely impact the Company's operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. This disruption of the Company's employees, distributors, suppliers and customers has and will continue to impact the Company’s global sales and future operating results.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations, including its continued impact on revenue for the remainder of 2020. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on its  operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any “second wave” of the virus, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.

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

2.    Revenue

The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by Group:
Bruker BioSpin	$152.1	$143.7	$398.1	$422.4
Bruker CALID	171.3	158.2	444.5	446.9
Bruker Nano	147.1	169.9	392.7	461.7
BEST	43.8	52.5	134.8	152.2
Eliminations	(2.9)	(3.2)	(10.1)	(10.5)
Total revenue	$511.4	$521.1	$1,360.0	$1,472.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by End Customer Geography:
United States	$120.1	$135.5	$332.1	$379.3
Germany	50.4	57.7	134.9	150.1
Rest of Europe	142.9	121.0	357.7	350.0
Asia Pacific	160.0	158.5	433.3	464.5
Other	38.0	48.4	102.0	128.8
Total revenue	$511.4	$521.1	$1,360.0	$1,472.7

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized at a point in time	$442.2	$463.8	$1,174.0	$1,310.2
Revenue recognized over time	69.2	57.3	186.0	162.5
Total revenue	$511.4	$521.1	$1,360.0	$1,472.7

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period.  As of September 30, 2020, remaining performance obligations were approximately $1,910.2 million. The Company expects to recognize revenue on approximately 62% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2020 and December 31, 2019 was $48.2 million and $43.9 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected.  As of September 30, 2020 and December 31, 2019, the contract liabilities were $371.7 million and $312.5 million,  respectively. The increase in the contract liability balance during the nine months ended September 30, 2020 is primarily the result of a delay in instrument installations due to customer facility closures or reduced operations as a result of COVID-19. Approximately $180.1 million of the contract liability balance on December 31, 2019 was recognized as revenue during the nine months ended September 30, 2020.

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

2020

Canopy Biosciences

On September 10, 2020, Bruker acquired Canopy Biosciences, LLC (“Canopy”) for a purchase price of $24.2 million with the potential for additional consideration of up to $5.0 million based on revenue achievements in the calendar years 2021 and 2022. Canopy is a manufacturer of high multiplex biomarker tools imaging for immunology, immuno-oncology and cell therapy research. Canopy will be integrated into the BSI Nano Segment. The acquisition is being accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (dollars in millions):

Consideration Transferred:
Cash paid	$24.4
Contingent consideration	0.5
Cash acquired	(0.5)
Working capital adjustment	0.3
Total consideration transferred	$24.7

Allocation of Consideration Transferred:
Inventories	$1.1
Accounts receivable	1.2
Other current and non-current assets	1.0
Property, plant and equipment	0.9
Operating lease assets	0.3
Intangible assets:
Technology	5.7
Customer relationships	6.1
Trade name	0.7
Backlog	0.3
Goodwill	11.8
Deferred taxes, net	(2.0)
Liabilities assumed	(2.4)
Total consideration allocated	$24.7

The preliminary fair value allocation included contingent consideration in the amount of $0.5 million, which represented the estimated fair value of future payments to the former shareholders of Canopy based on achieving revenue targets for the calendar years 2021 and 2022. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the customer relationships and technology, eight years for the trade name and one year for the backlog intangible asset.

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

In addition to the acquisitions noted above, in the nine months ended September 30, 2020, the Company completed acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
SmartTip B.V.	April 1, 2020	BSI Nano	$3.1	$2.4
Integrated Proteomics Applications, Inc.	August 7, 2020	BSI Life Science	3.0	3.0
			$6.1	$5.4

2019

On April 2, 2019, the Company acquired Rave LLC (“Rave”), a privately held company, for a purchase price of $52.2 million with the potential for additional consideration of up to $5.0 million based on revenue and gross margin achievements in 2019 and 2020. Rave develops and manufactures nanomachining and laser photomask repair equipment. Rave was integrated into the BSI NANO Segment. The acquisition of Rave was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

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

In addition to the Rave acquisition noted above, in the nine months ended September 30, 2019, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses. The following table reflects the consideration transferred and the respective reporting segment for each of these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI Life Science	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
PMOD Technologies GmbH	July 1, 2019	BSI Life Science	8.9	7.9
			$27.5	$24.3

4.    Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$0.6	$0.7	$1.5	$2.1
Restricted stock awards	—	0.1	—	0.3
Restricted stock units	3.5	2.7	8.4	6.3
Total stock-based compensation	$4.1	$3.5	$9.9	$8.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of product revenue	$0.6	$0.5	$1.5	$1.3
Selling, general and administrative	2.9	2.5	6.9	6.1
Research and development	0.6	0.5	1.5	1.3
Total stock-based compensation	$4.1	$3.5	$9.9	$8.7

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.3 million and $0.6 million in the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.4 million in the nine months ended September 30, 2020 and 2019, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

At September 30, 2020, the Company expects to recognize pre-tax stock-based compensation expense of $2.7 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 1.9 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $25.3 million associated with outstanding restricted stock units granted under the Bruker Corporation 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.6 years.

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

	Nine months ended
	September 30,
	2020		2019
Risk-free interest rates	0.23%		1.55%
Expected life	5.14	years	5.33	years
Volatility	34%		30%
Expected dividend yield	0.37%		0.38%

Stock option activity was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic Value
	to Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2019	1,988,696	$23.43
Granted	125,794	$45.54
Exercised	(117,611)	$20.91
Forfeited/Expired	(14,302)	$20.98
Outstanding at September 30, 2020	1,982,577	$24.96	4.5	$30.5

Exercisable at September 30, 2020	1,518,484	$21.88	4.1	$27.3

Exercisable and expected to vest at September 30, 2020 (a)	1,938,555	$24.56	4.4	$30.5
(a)	In addition to the options that are vested at September 30, 2020, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2020.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price on September 30, 2020 and the exercise price of the underlying stock options.

The total intrinsic value of options exercised was $2.2 million and $10.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Restricted stock unit activity was as follows:

		Weighted
		Average Grant
	Shares Subject	Date
	to Restriction	Value
Outstanding at December 31, 2019	865,101	$34.73
Granted	333,081	$43.99
Vested	(283,048)	$33.42
Forfeited	(48,297)	$35.68
Outstanding at September 30, 2020	866,837	$38.66

The total fair value of restricted stock units  vested was $12.8 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively.

5.    Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. In January 2020, the Company acquired the remaining interest in our redeemable noncontrolling interest. There was no redemption value adjustment of the redeemable noncontrolling interest for the three and nine months ended September 30, 2020 or 2019.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Bruker Corporation, as reported	$54.3	$61.3	$88.9	$128.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	153.2	154.2	153.7	155.7
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.1	1.4	1.1	1.3
Weighted-average number of common shares used in computing diluted net income per common share	154.3	155.6	154.8	157.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.35	$0.40	$0.58	$0.83
Diluted	$0.35	$0.39	$0.57	$0.82

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	0.3	0.1	0.1	0.5
Unvested restricted stock units	0.2	—	0.1	—

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

The following tables set forth the Company's financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
September 30, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits and money market funds	$208.3	$—	$208.3	$—
Interest rate and cross currency swap agreements	9.0	—	9.0	—
Forward currency contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	2.1	—	2.1	—
Total assets recorded at fair value	$220.1	$—	$220.1	$—

Liabilities:
Contingent consideration	$6.2	$—	$—	$6.2
Hybrid instrument liability	11.7	—	—	11.7
Interest rate and cross currency swap agreements	38.2	—	38.2	—
Forward currency contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$56.3	$—	$38.4	$17.9

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits and money market funds	$15.6	$—	$15.6	$—
Interest rate and cross currency swap agreements	10.1	—	10.1	—
Forward currency contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$27.0	$—	$27.0	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Hybrid instrument liability	10.6	—	—	10.6
Interest rate and cross currency swap agreements	16.9	—	16.9	—
Forward currency contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$44.3	$—	$17.9	$26.4

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

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the nine months ended September 30, 2020 or 2019.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $530.3 million and $517.4 million at September 30, 2020 and December 31, 2019, respectively, based on market and observable sources with similar maturity dates.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the nine months ended September 30, 2020 or 2019.

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

The following table sets forth the changes in contingent consideration liabilities (dollars in millions):

Balance at December 31, 2019	$15.8
Current period additions	1.2
Current period adjustments	(3.6)
Current period settlements	(7.4)
Foreign currency effect	0.2
Balance at September 30, 2020	$6.2

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

The following table sets forth the changes in hybrid instrument liability (dollars in millions):

Balance at December 31, 2019	$10.6
Current period adjustments	1.0
Foreign currency effect	0.1
Balance at September 30, 2020	$11.7

7.    Inventories

Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2020	2019
Raw materials	$205.1	$188.8
Work-in-process	261.7	206.4
Finished goods	139.1	104.5
Demonstration units	90.0	77.5
Inventories	$695.9	$577.2

Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. As of September 30, 2020 and December 31, 2019, the value of inventory-in-transit was $52.7 million and $36.0 million, respectively.

8.    Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill (dollars in millions):

	BSI Life
	Science	BSI NANO	BEST	Total
Balance at December 31, 2019	$84.2	$208.5	$0.3	$293.0
Current period additions	—	13.3	—	13.3
Foreign currency impact	4.4	2.1	—	6.5
Balance at September 30, 2020	$88.6	$223.9	$0.3	$312.8

As a result of the impact of the COVID-19 pandemic, the Company performed an interim impairment assessment of the goodwill balance as of March 31, 2020 using a combination of both quantitative and qualitative approaches. Based on this interim assessment, the Company concluded the fair values of each of the reporting units were significantly greater than their carrying amounts, and therefore, no impairment is required. The goodwill assessment was based on management's estimates and assumptions, certain of which are dependent on external factors. The Company has performed an assessment as of September 30, 2020 and no further triggering events were identified since March 31, 2020. To the extent actual results differ materially from these estimates, and the risks presented by COVID-19 and the current economic environment persist to negatively affect the Company’s operations in subsequent periods, further interim impairment assessments could be required, which could result in an impairment of goodwill.

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$314.4	$(198.0)	$116.4	$300.9	$(182.4)	$118.5
Customer relationships	144.2	(40.7)	103.5	134.7	(30.9)	103.8
Non-compete contracts	—	—	—	1.8	(1.8)	—
Trade names	14.8	(3.9)	10.9	13.7	(2.9)	10.8
Other	0.7	(0.5)	0.2	5.5	(5.4)	0.1
Intangible assets	$474.1	$(243.1)	$231.0	$456.6	$(223.4)	$233.2

For the three months ended September 30, 2020 and 2019, the Company recorded amortization expense of $9.0 million and $9.2 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense of $26.7 million and $29.2 million, respectively, related to intangible assets subject to amortization.

9.    Debt

The Company’s debt obligations consisted of the following (dollars in millions):

	September 30,	December 31,
	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	322.1	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.5)	(2.6)
Capital lease obligations and other loans	5.3	4.1
Total debt	829.9	813.3
Current portion of long-term debt	(1.7)	(0.5)
Total long-term debt, less current portion	$828.2	$812.8

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreement and other bank working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at September 30, 2020 (dollars in millions):

	Weighted	Total Amount	Total Amount		Outstanding	Total Committed
	Average	Committed by	Uncommitted by	Outstanding	Letters of	and Uncommitted
	Interest Rate	Lenders	Lenders	Borrowings	Credit	Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$—	$0.2	$599.8
Bank guarantees and working capital line	0.0%	141.6	115.4	—	141.6	115.4
Total revolving lines of credit		$741.6	$115.4	$—	$141.8	$715.2

As of September 30, 2020, the Company was in compliance with the financial covenants of all debt agreements.

As of September 30, 2020, the Company has entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders' equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $1.4 million and $5.8 million during the three and nine months ended September 30, 2020, respectively. The gains (losses) related to hedges of net asset investments in international operations that were recorded within the cumulative translational adjustment section of other comprehensive income were $(22.1) million and $(22.4) million during the three and nine months ended September 30, 2020, respectively. The Company did not have any cross-currency and interest rate swap agreements for the nine months ended September 30, 2019. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

10.  Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Credit Agreement and the 2019 Term Loan.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At September 30, 2020 and December 31, 2019, the Company had fixed price commodity contracts with notional amounts aggregating $10.2 million and $5.6 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues.

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

	September 30, 2020		December 31, 2019
	Notional		Notional
	Amount in U.S.		Amount in U.S.
	Dollars	Fair Value	Dollars	Fair Value
Forward Currency Contracts (1):
Assets	$50.2	$0.3	$66.7	$0.9
Liabilities	35.4	(0.2)	7.7	(0.4)

Cross-Currency and Interest Rate Swap Agreements (2):
Liabilities	505.0	(29.2)	505.0	(6.8)
	$590.6	$(29.1)	$579.4	$(6.3)
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $12.2 million for the delivery of products and $6.5 million for the purchase of products at September 30, 2020 and $12.3 million for the delivery of products and $6.1 million for the purchase of products at December 31, 2019. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$9.0	$10.1
Other current liabilities	(4.3)	—
Other long-term liabilities	(33.9)	(16.9)
Total derivatives designated as hedging instruments	(29.2)	(6.8)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$0.3	$0.9
Other current liabilities	(0.2)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	0.4	0.1
Other current liabilities	—	(0.6)
Fixed price commodity contracts
Other current assets	2.1	0.3
Total derivatives not designated as hedging instruments	2.6	0.3

Total derivatives	$(26.6)	$(6.5)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income related to the above described derivative instruments (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(0.2)	$(1.0)	$(0.4)	$1.3
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.1)	(0.1)	0.8	—
Total		$(0.3)	$(1.1)	$0.4	$1.3
Derivatives designated as Cash Flow hedging instruments
Interest rate cross-currency swap agreements
Interest incurred	Interest and other income (expense), net	$(1.1)	$—	$(1.9)	$—
Unrealized losses on contracts	Accumulated other comprehensive income	(0.2)	—	(22.1)	—
Total		$(1.3)	$—	$(24.0)	$—
Derivatives designated as Net Investment hedging instruments
Interest rate cross-currency swap agreements
Interest earned	Interest and other income (expense), net	$2.5	$—	$7.7	$—
Unrealized losses on contracts	Accumulated other comprehensive income	(21.9)	—	(0.3)	—
Total		$(19.4)	$—	$7.4	$—

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

The income tax provision for the three months ended September 30, 2020 and 2019 was $20.0 million and $21.7 million, respectively, representing effective tax rates of 26.6% and 26.1%, respectively. The income tax provision for the nine months ended September 30, 2020 and 2019 was $30.0 million and $40.0 million, respectively, representing effective tax rates of 25.0% and 23.6%, respectively. The Company's effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2020 and December 31, 2019, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $19.9 million and $15.9 million which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of September 30, 2020 and December 31, 2019, approximately $1.1 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  Penalties and interest of $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during each of the three months ended September 30, 2020 and 2019. Penalties and interest of $0.4 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the nine months ended September 30, 2020 and 2019, respectively.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2020 are approximately 30.0% and 18.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 2.9% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2020. The tax years 2013 to 2019 are open to examination in Germany and Switzerland. Tax years 2013 to 2019 remain open for examination in the United States.

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

Letters of Credit and Guarantees

At September 30, 2020 and December 31, 2019, the Company had bank guarantees of $141.8 million and $143.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On February 17, 2020, Micromass expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. The Company intends to vigorously defend against this claim.

As of September 30, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies.

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

In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015.  The Company cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. The PPS has not announced a hearing date for any possible suspension in connection with this matter.

As of September 30, 2020 and December 31, 2019, no material accruals have been recorded for potential contingencies related to these matters.

13.  Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchases of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company repurchased a total of 127,278 shares at an aggregate cost of $5.0 million in the three months ended September 30,  2020 and a total of 1,341,560 shares at an aggregate cost of $55.0 million in the nine months ended September 30,  2020. The Company repurchased a total of 1,022,469 shares at an aggregate cost of $42.3 million in the three months ended September 30, 2019 and a total of 3,323,104 shares at an aggregate cost of $142.3 million in the nine months ended September 30, 2019. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of October 30, 2020 is $97.7 million and this Repurchase Program expires on May 13, 2021.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income (loss) but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans. The following is a summary of comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income	$55.3	$61.5	$90.1	$129.2
Foreign currency translation adjustments	8.6	(36.5)	5.1	(38.9)
Pension liability adjustments, net of tax	0.1	1.1	14.9	1.7
Net comprehensive income	64.0	26.1	110.1	92.0
Less: Comprehensive income attributable to noncontrolling interests	1.4	0.2	1.5	1.0
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(1.2)	(0.5)	(1.8)
Comprehensive income attributable to Bruker Corporation	$62.6	$27.1	$109.1	$92.8

The following is a summary of the components of accumulated other comprehensive income, net of tax (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Income
Balance at December 31, 2019	$27.4	$(52.9)	$(25.5)
Other comprehensive income (loss) before reclassifications	5.4	11.7	17.1
Amounts reclassified from other comprehensive income (loss), net of tax	—	3.2	3.2
Net current period other comprehensive income (loss)	5.4	14.9	20.3
Balance at September 30, 2020	$32.8	$(38.0)	$(5.2)

14.  Other Charges (Gain), Net

The components of other charges (gain), net were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Information technology transformation costs	$0.5	$0.8	$1.8	$2.8
Professional fees incurred in connection with investigation matters	0.3	—	4.8	—
Restructuring charges	1.7	(7.4)	4.4	(5.5)
Acquisition-related charges	0.9	0.9	(1.0)	5.9
Long-lived asset impairments	0.7	—	1.9	—
Other	0.1	0.4	0.3	1.7
Other charges(gain), net	$4.2	$(5.3)	$12.2	$4.9

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$0.2	$0.6	$1.3	$4.1
Other charges, net	1.7	(7.4)	4.4	(5.5)
Total	$1.9	$(6.8)	$5.7	$(1.4)

In the three and nine months ended September 30, 2019, the restructuring charges included a gain of $7.8 million related to the sale of a building in Leipzig, Germany.

The following table sets forth the changes in restructuring reserves (dollars in millions):

				Provisions
				for Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	5.7	4.0	1.5	0.2
Cash payments	(5.7)	(4.1)	(1.6)	—
Other, non-cash adjustments and foreign currency effect	(1.0)	(0.4)	0.5	(1.1)
Balance at September 30, 2020	$3.6	$1.7	$0.5	$1.4

15.  Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
BSI Life Science	$323.4	$301.9	$842.6	$869.3
BSI NANO	147.1	169.9	392.7	461.7
BEST	43.8	52.5	134.8	152.2
Eliminations (a)	(2.9)	(3.2)	(10.1)	(10.5)
Total revenue	$511.4	$521.1	$1,360.0	$1,472.7

Operating Income (loss)
BSI Life Science	$80.6	$75.7	$158.7	$178.9
BSI NANO	12.2	18.3	9.3	27.1
BEST	1.2	3.6	5.1	9.9
Corporate, eliminations and other (b)	(12.8)	(9.8)	(37.6)	(32.7)
Total operating income	$81.2	$87.8	$135.5	$183.2
(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (dollars in millions):

	September 30,	December 31,
	2020	2019
Assets:
BSI Life Science, BSI NANO & Corporate	$2,808.9	$2,711.6
BEST	76.5	64.6
Eliminations and other (a)	(6.0)	(4.7)
Total assets	$2,879.4	$2,771.5
(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.

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

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s consolidated financial statements.

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

17.  Subsequent Events

Due to the impact of the novel coronavirus, COVID-19, on certain of Bruker’s business and its customers, the Company continues to maintain certain temporary cost control measures in place through the fourth quarter of 2020. These temporary measures principally include short-time work for certain of the Company’s European operations.

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

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we "believe," "anticipate," "plan," "expect," "seek," “may,” “will,” “intend,” "estimate," or "should" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding the impact of the novel coronavirus, COVID-19, on our business and operations, the global economy, our cost cutting measures and their impact, our intentions regarding our intellectual property, the impact of government contracts and government regulation, the impact of our material weaknesses in internal controls and the timing to remedy them, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed from time to time in our filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2019 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three months ended September 30, 2020 decreased by $9.7 million, or 1.9%, to $511.4 million, compared to $521.1 million for the comparable period in 2019. Included in revenue was an increase of approximately $1.9 million from acquisitions and an increase of $12.6 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $24.2 million, or 4.6%. The decline in revenue was primarily related to weaker instrument demand by academic and industrial customers and reduced demand for BEST superconductors during the ongoing COVID-19 pandemic and economic slowdown.

Revenue for the nine months ended September 30, 2020 decreased by $112.7 million, or 7.7%, to $1,360.0 million, compared to $1,472.7 million for the comparable period in 2019. Included in revenue was an increase of approximately $7.9 million from acquisitions and an increase of $2.0 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $122.6 million, or 8.3%. The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers’ as well as certain of our operations and lower global instruments and superconductor demand due to the ongoing pandemic.

Our gross profit decreased to 48.6% during the three months ended September 30, 2020 compared to 48.7% for the three months ended September 30, 2019. The slight decrease in gross profit was a result of lower volume and reduced productivity in the BSI NANO and BEST Segments.

Our gross profit decreased to 46.1% during the nine months ended September 30, 2020 compared to 47.5% for the nine months ended September 30, 2019. The decrease in gross margin was a result of lower volume and reduced productivity due to disruptions from the COVID-19 pandemic and economic slowdown, partially offset by certain cost reduction measures.

Our operating income for the three months ended September 30, 2020 was $81.2 million, resulting in an operating margin of 15.9%, compared to operating income of $87.8 million, and an operating margin of 16.8%, for the three months ended September 30, 2019. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $13.7 million and $7.7 million for the three months ended September 30, 2020 and 2019, respectively. Excluding these charges, our non-GAAP operating margin for the three months ended September 30, 2020 and 2019 was 18.6% and 18.3%, respectively. The decrease in GAAP operating margin was due to lower revenue and gross margins associated with weaker instruments and superconductor demand during the COVID-19 pandemic and related economic slowdown, partially offset by cost control and cost reduction measures. The increase in non-GAAP operating margin was due to cost control and cost reduction measures, which reduced our operating expenses in the third quarter of 2020, as compared to the third quarter of 2019.

Our operating income for the nine months ended September 30, 2020 was $135.5 million, resulting in an operating margin of 10.0%, compared to operating income of $183.2 million, and an operating margin of 12.4%, for the nine months ended September 30, 2019. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $40.6 million and $48.3 million for the nine months ended September 30, 2020 and 2019, respectively. Excluding these charges, our non-GAAP operating margin for the nine months ended September 30, 2020 and 2019 was 12.9% and 15.7%, respectively. The decrease in GAAP and non-GAAP operating margin was due to lower revenue and gross margins during the COVID-19 pandemic and related economic slowdown, partially offset by cost control and cost reduction measures.

Our income tax provision in the three months ended September 30, 2020 and 2019 was $20.0 million and $21.7 million representing effective tax rates of 26.6% and 26.1%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of a discrete tax item in the three months ended September 30, 2019 that did not occur in the same period in 2020.

Our income tax provision in the nine months ended September 30, 2020 and 2019 was $30.0 million and $40.0 million, respectively, representing effective tax rates of 25.0% and 23.6%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of a favorable discrete tax item in the nine months ended September 30, 2019, that did not occur in the same period in 2020.

Diluted earnings per share for the three months ended September 30, 2020 were $0.35, a decrease of $0.04 compared to $0.39 per share in the three months ended September 30, 2019. Diluted earnings per share for the nine months ended September 30, 2020 were $0.57, a decrease of $0.25 compared to $0.82 per share in the nine months ended September 30, 2019. The decrease in net income and earnings per diluted share was primarily driven by lower revenues during the COVID-19 pandemic and related economic slowdown, partially offset by our cost control and cost reduction measures.

Operating cash flow for the nine months ended September 30, 2020 was a source of cash of $129.2 million. Our free cash flow, a non-GAAP measure, was $60.8 million, calculated as follows (dollars in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$129.2	$77.2
Less: purchases of property, plant and equipment	(68.4)	(44.8)
Free Cash Flow	$60.8	$32.4

Purchases of property, plant and equipment included an increase of approximately $23.6 million related to production facilities for productivity gains and expansion.

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.4 million and $5.8 million for the three and nine months ended September 30, 2020, respectively. We anticipate these swap agreements will lower net interest expense in future years.

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

Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The COVID-19 pandemic continues to present a challenging operating environment and we remain focused on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

Health and safety of our valued employees, customers and partners

While Bruker's businesses are essential, we have implemented strict social distancing, enhanced cleaning protocols and other preventative measures, such as temperature scanners and company-issued face coverings, in our major facilities. While many of our office colleagues are working remotely, we are placing enhanced focus on our service organization and factory employees for whom work from home is not feasible. Where customer sites are accessible and open, our field service organizations operate under social distancing protocols to ensure the safety of customer sites, when our employees need to be on site.

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

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites have ramped back up with expanding capacity and productivity levels. However, with a “second wave” of the virus being experienced in Europe and North America, we may need to consider further temporary controlled shut downs or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion and our supply chain remains resilient.  We carry higher inventory levels to address supply chain risks related to the pandemic. We do not currently anticipate being supply or capacity limited in the fourth quarter of 2020, provided that the emerging “second wave” of COVID-19 in Europe and North America will not lead to renewed broad-based government mandated lockdowns or a significant deterioration in operating conditions.

Executing prudent temporary cost reductions

Due to the impact of COVID-19, on our business and the global economy, we implemented temporary cost control and cost reduction measures. These temporary measures included short-time work for many of our European operations, temporary tiered salary reductions for our board of directors, global leadership team and workforce, one to two week closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we have maintained our important investments in key strategic initiatives. Many of the cost reduction measures have been relaxed and our revenue has recovered. We expect such cost control and cost reduction measures to have a more limited impact on the three month period ended December 31, 2020 as compared to the impact we experienced in the three months ended September 30, 2020 and June 30, 2020.

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

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has affected our operations significantly. We are actively working to manage the impact of COVID-19 on our operations; however, the full extent to which the COVID-19 pandemic will impact our business, directly or indirectly, cannot accurately be predicted at this time. To date, the COVID-19 pandemic has affected productivity at our manufacturing facilities and has caused disruptions and delays in certain of our shipments to customers who have closed facilities during the pandemic. We continue to monitor the impact of these delays on our business and respond accordingly. For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors included in this report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Consolidated Results

The following table presents our results (in millions, except per share data):

	Three Months Ended September 30,
				Percentage
	2020	2019	Dollar Change	Change
Product revenue	$419.6	$440.6	$(21.0)	(4.8)%
Service revenue	90.0	78.8	11.2	14.2%
Other revenue	1.8	1.7	0.1	5.9%
Total revenue	511.4	521.1	(9.7)	(1.9)%

Cost of product revenue	210.3	220.4	(10.1)	(4.6)%
Cost of service revenue	52.6	46.5	6.1	13.1%
Cost of other revenue	0.2	0.3	(0.1)	(33.3)%
Total cost of revenue	263.1	267.2	(4.1)	(1.5)%
Gross profit	248.3	253.9	(5.6)	(2.2)%

Operating expenses:
Selling, general and administrative	114.6	125.3	(10.7)	(8.5)%
Research and development	48.3	46.1	2.2	4.8%
Other charges(gain), net	4.2	(5.3)	9.5	179.2%
Total operating expenses	167.1	166.1	1.0	0.6%
Operating income	81.2	87.8	(6.6)	(7.5)%

Interest and other income (expense), net	(5.9)	(4.6)	(1.3)	(28.3)%
Income before income taxes and noncontrolling interest in consolidated subsidiaries	75.3	83.2	(7.9)	(9.5)%
Income tax provision	20.0	21.7	(1.7)	(7.8)%
Consolidated net income	55.3	61.5	(6.2)	(10.1)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.0	0.2	0.8	400.0%
Net income attributable to Bruker Corporation	$54.3	$61.3	$(7.0)	(11.4)%

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.35	$0.40	$(0.05)	(12.5)%
Diluted	$0.35	$0.39	$(0.04)	(10.3)%

Weighted average common shares outstanding:
Basic	153.2	154.2
Diluted	154.3	155.6

Revenue

The decline in revenue was primarily related to weaker instrument demand by academic and industrial customers and reduced demand for BEST superconductors during the COVID-19 pandemic and economic slowdown.

Gross Profit

The decrease in gross profit was a result of lower volume and reduced productivity at the BSI Nano and BEST segments, partially offset by improvements in the BSI Life Science Segment and our cost control and cost reduction measures.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2020 decreased to 22.4% of total revenue, as compared to 24.0% of total revenue for the comparable period in 2019. The decrease in expense and as a percentage of total revenue is a result of the cost control and cost reduction measures due to the ongoing impact of the COVID-19 pandemic in the three months ended September 30, 2020.

Research and Development

Our research and development expenses for the three months ended September 30, 2020 increased to 9.4% of total revenue, from 8.8% of total revenue, for the comparable period in 2019. The increase as a percentage of revenue is a result of comparable research and development spend in comparison to lower revenues in the three months ended September 30, 2020, as compared to the same period in 2019.

Other Charges (Gain), Net

Other charges (gain), net for the three months ended September 30, 2020 consisted primarily of $1.7 million of restructuring costs related to closing of facilities and implementing outsourcing and other restructuring initiatives, $0.9 million of acquisition-related charges, $0.7 million related to long-lived asset impairments, $0.5 million of costs associated with our global information technology (IT) transformation initiative and $0.3 million of professional fees incurred in connection with investigation matters. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges (gain), net for the three months ended September 30, 2019 consisted of a gain of $(7.4) million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.4 million related to professional fees, $0.8 million of costs associated with our global information technology (IT) transformation initiative and $0.9 million of acquisition-related charges related to acquisitions completed in 2019 and 2018. The restructuring charges in the three months ended September 30, 2019 included a gain of $7.8 million related to the sale of a building in Leipzig, Germany.

Operating Income

The decrease in operating income was mainly due to lower revenue and gross margin associated with weaker instrument and superconductor demand during the COVID-19 pandemic and economic slowdown, partially offset by cost control and cost reductions measures.

Interest and Other Income (Expense), Net

During the three months ended September 30, 2020, the primary components within interest and other income (expense), net were net interest expense of $3.9 million, realized and unrealized losses on foreign currency denominated transactions of $1.8 million and $0.2 million related to other expenses. During the three months ended September 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $4.7 million, realized and unrealized gains on foreign currency denominated transactions of $(0.7) million and $0.6 million related to pension plan expenses.

Income Tax Provision

The 2020 and 2019 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended September 30, 2020 and 2019 were 26.6% and 26.1%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of a discrete tax item in the three months ended September 30, 2019 that did not occur in the same period in 2020.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries. In January 2020, we acquired the remaining interest in our redeemable noncontrolling interest.

Net Income Attributable to Bruker Corporation

The decrease in net income and earnings per diluted share was primarily driven by lower revenues associated weaker instrument demand by academic and industrial customers, reduced BEST superconductor demand during the COVID-19 pandemic and economic slowdown, and reduced gross and operating margins, partially offset by our cost control and cost reduction measures.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$323.4	$301.9	$21.5	7.1%
BSI NANO	147.1	169.9	(22.8)	(13.4)%
BEST	43.8	52.5	(8.7)	(16.6)%
Eliminations (a)	(2.9)	(3.2)	0.3
Total revenue	$511.4	$521.1	$(9.7)	(1.9)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

The increase in revenue for the BSI Life Science Segment was due to increased volume related to our Microbiology and infectious disease diagnostics portfolio, to which we have added a SARS-COV-2 PCR test, higher revenue for certain of our mass spectrometry systems and growth in our biopharma and aftermarket offerings, partially offset by continued weaker demand in our academic, industrial and applied markets due to the pandemic and economic slowdown. The decline in revenue for the BSI NANO Segment was due primarily to weaker academic, industrial and industrial research demand due to the pandemic and economic slowdown. The decline in revenue for the BEST Segment was primarily due to reduced superconductor demand during the three months ended September 30, 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2020		2019
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$80.6	24.9%	$75.7	25.1%
BSI NANO	12.2	8.3%	18.3	10.8%
BEST	1.2	2.7%	3.6	6.9%
Corporate, eliminations and other (a)	(12.8)		(9.8)
Total operating income	$81.2	15.9%	$87.8	16.8%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The slight decline in operating margin in the BSI Life Science Segment in the third quarter of 2020, as compared to the same period in 2019, was due to higher revenue from increased volume related to our Microbiology and infectious disease diagnostics portfolio, to which we have added a SARS-COV-2 PCR test, partially offset by certain growth initiative investments. The operating margin decrease for the BSI Nano Segment was due to lower revenue and reduced productivity, given the COVID-19 pandemic and economic slowdown, partially offset by cost control and cost reduction measures. The decline in the operating margin for the BEST segment was primarily due to lower revenue and reduced productivity, given the COVID-19 pandemic.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Consolidated Results

The following table presents our results (in millions, except per share data):

	Nine Months Ended September 30,		Dollar	Percentage
	2020	2019	Change	Change
Product revenue	$1,111.6	$1,235.3	(123.7)	(10.0)%
Service revenue	244.3	234.8	9.5	4.0%
Other revenue	4.1	2.6	1.5	57.7%
Total revenue	1,360.0	1,472.7	(112.7)	(7.7)%

Cost of product revenue	584.1	627.9	(43.8)	(7.0)%
Cost of service revenue	148.4	145.3	3.1	2.1%
Cost of other revenue	0.7	0.5	0.2	40.0%
Total cost of revenue	733.2	773.7	(40.5)	(5.2)%
Gross profit	626.8	699.0	(72.2)	(10.3)%

Operating expenses:
Selling, general and administrative	338.2	369.9	(31.7)	(8.6)%
Research and development	140.9	141.0	(0.1)	(0.1)%
Other charges (gain), net	12.2	4.9	7.3	149.0%
Total operating expenses	491.3	515.8	(24.5)	(4.7)%
Operating income	135.5	183.2	(47.7)	(26.0)%

Interest and other income (expense), net	(15.4)	(14.0)	(1.4)	10.0%
Income before income taxes and noncontrolling interest in consolidated subsidiaries	120.1	169.2	(49.1)	(29.0)%
Income tax provision	30.0	40.0	(10.0)	(25.0)%
Consolidated net income	90.1	129.2	(39.1)	(30.3)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.2	0.6	0.6	100.0%
Net income attributable to Bruker Corporation	$88.9	$128.6	(39.7)	(30.9)%

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.58	$0.83	(0.25)	(30.1)%
Diluted	$0.57	$0.82	(0.25)	(30.5)%

Weighted average common shares outstanding:
Basic	153.7	155.7
Diluted	154.8	157.0

Revenue

The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers as well as certain of our operations and lower global instrumentation and superconductor demand due to the pandemic.

Gross Profit

The decrease in gross profit was a result of lower volume and reduced productivity, given the impact of the ongoing pandemic and economic slowdown, partially offset by cost control and cost reduction measures.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2020 decreased to 24.9% of total revenue from 25.1% of total revenue, for the comparable period in 2019. The decrease as a percentage of total revenue is a result of the cost control and cost reduction measures implemented during the COVID-19 pandemic in the nine months ended September 30, 2020.

Research and Development

Our research and development expenses for the nine months ended September 30, 2020 increased to 10.4% of total revenue from 9.6% of total revenue, for the comparable period in 2019. The increase as a percentage of revenue is a result of comparable research and development spend, as we continued to fund certain growth investments, in comparison to lower revenues in the nine months ended September 30, 2020.

Other Charges (Gain), Net

Other charges (gain), net recorded for the nine months ended September 30, 2020 consisted primarily of $4.8 million of professional fees incurred in connection with investigation matters, $4.4 million of restructuring costs related to closing of facilities and implementing outsourcing and other restructuring initiatives, $1.9 million related to long-lived asset impairments and $1.8 million of costs associated with our global information technology (IT) transformation initiative offset by $(1.0) million of acquisition-related charges related to previous acquisitions. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges (gain), net recorded for the nine months ended September 30, 2019 consisted of a gain of $(5.5) million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $5.9 million of acquisition-related charges related to acquisitions completed in 2019 and 2018, $2.8 million of costs associated with our global IT transformation initiative and $1.7 million related to other fees. The restructuring charges in the nine months ended September 30, 2019 included a gain of $7.8 million related to the sale of a building in Leipzig, Germany.

Operating Income

The decrease in operating income was due to lower revenue and gross profit during the COVID-19 pandemic and related economic slowdown, partially offset by cost control and cost reduction measures.

Interest and Other Income (Expense), Net

During the nine months ended September 30, 2020, the primary components within interest and other income (expense), net were net interest expense of $8.6 million, realized and unrealized losses on foreign currency denominated transactions of $5.0 million, $1.9 million related to pension plan expenses and $0.1 million related to other income. During the nine months ended September 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $11.5 million, realized and unrealized losses on foreign currency denominated transactions of $0.8 million, $1.8 million related to pension plan expenses and $0.1 million related to other income.

Income Tax Provision

The 2020 and 2019 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were 25.0% and 23.6%, respectively. The increase in our effective tax rate was primarily due to jurisdictional profit mix and the impact of a discrete tax item in the nine month period ended September 30, 2019. There was no similar item in the same period in 2020.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries. In January 2020, we acquired the remaining interest in our redeemable noncontrolling interest.

Net Income Attributable to Bruker Corporation

The decrease in net income and earnings per diluted share was primarily driven by the decline in revenue, gross profit and operating profit as a result of reduced demand during the COVID-19 pandemic and economic slowdown.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$842.6	$869.3	$(26.7)	(3.1)%
BSI NANO	392.7	461.7	(69.0)	(14.9)%
BEST	134.8	152.2	(17.4)	(11.4)%
Eliminations (a)	(10.1)	(10.5)	0.4
	$1,360.0	$1,472.7	$(112.7)	(7.7)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

The decline in revenue for the BSI Life Science Segment was due to the COVID-19 pandemic, on our customers as well as certain of our operations and lower instrument demand during the pandemic and economic slowdown. The decline in revenues for the BSI NANO Segment was due primarily to the impact of the COVID-19 pandemic on our customers as well as certain of our operations and reduced academic, industrial and industrial research demand during the pandemic and economic slowdown. The decline in revenue for the BEST Segment was due to lower superconductor demand during the nine months ended September 30, 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2020		2019
	Percentage of	Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$158.7	18.8%	$178.9	20.6%
BSI NANO	9.3	2.4%	27.1	5.9%
BEST	5.1	3.8%	9.9	6.5%
Corporate, eliminations and other (a)	(37.6)		(32.7)
Total operating income	$135.5	10.0%	$183.2	12.4%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin declines in the BSI Life Science and BSI NANO segments were due to lower revenue and gross profit, partially offset by cost control and cost reduction measures. The decline in the operating margin for the BEST segment was due to lower revenue, unfavorable mix and charges related to planned restructuring actions, partially offset by reduced operating expenses.

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

During the nine months ended September 30, 2020, net cash provided by operating activities was $129.2 million, resulting from consolidated net income adjusted for non-cash items of $185.7 million, offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $56.5 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2020 was primarily caused by an increase in cash received from customers offset by purchases of inventory for orders in 2020. During the nine months ended September 30, 2019, net cash provided by operating activities was $77.2 million, resulting from consolidated net income adjusted for non-cash items of $197.8 million, offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $120.6 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2019 was primarily caused by an increase in inventory for orders in 2019.

During the nine months ended September 30, 2020, net cash used in investing activities was $163.9 million, compared to net cash used in investing activities of $119.2 million during the nine months ended September 30, 2019. Cash used in investing activities during the nine months ended September 30, 2020 was primarily attributed to cash paid for purchases of property, plant and equipment of $68.4 million, cash paid for acquisitions of $58.8 million, purchases of short-term investments of $100.0 million offset by $7.1 million of net proceeds from our cross-currency swap agreements and $56.1 million of maturities in short-term investments. Cash used in investing activities during the nine months ended September 30, 2019 was primarily attributed to cash paid for acquisitions of $79.0 million, net purchases of property, plant and equipment of $33.8 million and purchases of short-term investments of $6.4 million.

During the nine months ended September 30, 2020, net cash used in financing activities was $87.3 million, compared to net cash provided by financing activities of $22.1 million during the nine months ended September 30, 2019. Net cash used in financing activities during the nine months ended September 30, 2020 was primarily attributable to $54.4 million of repurchases of common stock under our repurchase program, $18.5 million for the payment of dividends, $7.6 million in net payments of borrowings under the 2019 Revolving Credit Agreement and $6.2 million payment of contingent consideration. Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily attributable to $250.6 million in proceeds from borrowings under the 2015 Credit Agreement and $8.1 million of proceeds from the issuance of common stock, net. This was offset by $142.3 million of repurchases of common stock under our repurchase program, $50.5 million of repayment under the 2015 Credit Agreement, $15.0 million of repayments under the 2012 Note Purchase Agreement, $18.8 million used for the payment of dividends, $5.6 million of payments of contingent considerations related to recent acquisitions and $4.8 million of repayments of other debt.

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

As of September 30, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.4 million and $5.8 million for the three and nine months ended September 30, 2020, respectively. We anticipate these swap agreements will lower net interest expense in future years.

In May 2019, our Board of Directors approved the Repurchase Program which authorizes the repurchase of our common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 127,278 shares at an aggregate cost of $5.0 million in the three months ended September 30, 2020 and a total of 1,341,560 shares at an aggregate cost of $55.0 million in the nine months ended September 30, 2020. We repurchased a total of 1,022,469 shares at an aggregate cost of $42.3 million in the three months ended September 30, 2019 and a total of 3,323,104 shares at an aggregate cost of $142.3 million in the nine months ended September 30, 2019. The remaining authorization as of October 30, 2020 is $97.7 million and this Repurchase Program expires on May 13, 2021. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at September 30, 2020.

Cash, cash equivalents and short-term investments at September 30, 2020 and December 31, 2019 totaled $617.1 million and $684.9 million, respectively, of which $356.0 million and $301.1 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Switzerland, the Netherlands and Hong Kong.

At December 31, 2019 and in accordance with the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $477.0 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2019. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $58.0 million at December 31, 2019.

As of September 30, 2020, we had approximately $38.8 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2020; approximately $82.6 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $17.6 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

We had the following debt outstanding (dollars in millions):

	September 30, 2020	December 31, 2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	322.1	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.5)	(2.6)
Capital lease obligations and other loans	5.3	4.1
Total debt	829.9	813.3
Current portion of long-term debt	(1.7)	(0.5)
Total long-term debt, less current portion	$828.2	$812.8

The following is a summary of the maximum commitments and the net amounts available to us under its credit agreement and other bank working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at September 30, 2020 (dollars in millions):

	Weighted	Total Amount	Total Amount		Outstanding	Total Committed
	Average	Committed	UnCommitted	Outstanding	Letters of	and Uncommitted
	Interest Rate	by Lenders	by Lenders	Borrowings	Credit	Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$—	$0.2	$599.8
Other lines of credit	0.0%	141.6	115.4	—	141.6	115.4
Total revolving lines of credit		$741.6	$115.4	$—	$141.8	$715.2

As of September 30, 2020, we had no off-balance sheet arrangements and we were in compliance with the financial covenants of these debt agreements.

As of September 30, 2020, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in foreign currency translation rates increased our revenue by 0.1% for the nine months ended September 30, 2020 and decreased our revenue by approximately 3.3% for the nine months ended September 30, 2019.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2020 and 2019, we recorded net (losses) gains from currency translation adjustments of $5.1 million and $(38.9) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange (losses) gains, net were $(5.0) million and $(0.8) million, for the nine month periods ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the unaudited condensed consolidated statements of income and comprehensive income

From time to time, we have entered into forward currency contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2020 and December 31, 2019, we had forward currency contracts with notional amounts aggregating $85.6 million and $74.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2020 and December 31, 2019, we had fixed price commodity contracts with notional amounts aggregating $10.2 million and $5.6 million, respectively. The fair value of the fixed price commodity contracts at September 30, 2020 and December 31, 2019 was $2.1 million and $0.3 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2020 due to material weaknesses in internal control over financial reporting, as described below and in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Notwithstanding these material weaknesses, management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls over Financial Reporting

Other than as discussed below under the heading "Remediation Plans", there has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are committed to maintaining a strong internal control environment and believe that these remediation efforts represent significant improvements in our control environment. The identified material weaknesses in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We will continue our efforts to test the new controls in order to make this final determination.

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

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On February 17, 2020, Micromass expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. We intend to vigorously defend against these claims.

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

In late August 2019, the KFTC informed us that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. We cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. The PPS has not announced a hearing date for any possible suspension in connection with this matter.

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

Impacts to our business include temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, business closures and occupancy limitations. Certain jurisdictions, including many within the United States, have also begun implementing policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases. For example, a number of states, including California, Massachusetts and New Jersey where we have significant operations, issued shelter in place or stay-at-home orders during the first half of 2020. Although these states have begun implementing phased re-opening policies, many of our employees in these areas continue to work remotely and any re-openings may be delayed or pulled back if the virus continues to spread or if cases increase as a result of children returning to school. In addition, a number of our production facilities either temporarily closed or are operating on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers have delayed or cut capital expenditures and operating budgets. Even where customers have re-opened their sites, many still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols. The current resurgence of the virus in Europe and North America may require us and our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have and will continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. This disruption of our employees, distributors, suppliers or customers has and will continue to impact our global sales and operating results.  During the nine months ended September 30, 2020, our revenue declined 7.7% compared to the nine months ended September 30, 2019, primarily due to COVID-19 related disruptions. We anticipate that the COVID-19 pandemic and challenges to our customers’ and our own operations will continue to have a significant negative impact on our 2020 financial results.

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

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including its continued impact on our revenue in 2020 and beyond. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to continued uncertainties relating to the severity of the disease, the duration of the outbreak, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has and likely will continue to affect demand for our products and our operating results.

There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended September 30, 2020 of shares of our common stock.

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (2)
July 1 - July 31, 2020	—	$—	—	$107,695,532
August 1 - August 31, 2020	—	$—	—	$107,695,532
September 1 - September 30, 2020(1)	127,278	$39.28	127,278	$102,695,547
	127,278	$39.28	127,278	$102,695,547
(1)	The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 10, 2019. The shares were purchased on the open market at prevailing prices.
(2)	The Repurchase Program authorizes the Company to purchase up to $300.0 million of its common stock over a two-year period. The Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice. Purchases of common stock may occur from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. For the three months ended September 30, 2020, we have purchased shares of common stock with an aggregate purchase price of approximately $5.0 million. At October 30, 2020, $97.7 million remains for future purchase under the share purchase program.

ITEM 6.EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-30833))
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL (included in Exhibit 101)

*   Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 6, 2020	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)