Form 10-K
period 2020-12-31
BRUKER CORP
filed 2021-03-01
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,172,541,232 based on the reported last sale price on the Nasdaq Global Select Market. The number of shares of the registrant’s common stock outstanding as of February 25, 2021 was 151,565,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for its 2021 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant’s fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of the novel coronavirus, COVID-19, on our business and operations, including our implementation of certain cost cutting measures and their impact, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives and our expectations regarding backlog and revenue. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, the impact of the COVID-19 coronavirus, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs, the effect of a concentrated ownership of our common stock, loss of key personnel, payment of future dividends, climate change and other factors. Many of these factors are described in more detail in this Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the Securities and Exchange Commission. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

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

During 2020, we successfully established a new class of NMR systems, which we refer to as GHz class systems, as a material part of our business. We achieved customer acceptance on three 1.2 GHz systems. We also achieved major technical milestones in the remote monitoring capabilities of our systems, enabling new services like predictive maintenance. During 2020, we launched a number of new products and technologies, including a GxP solution for the Biopharma industry, solutions for high performance and automated solid-state NMR, and a new affordable high-resolution NMR product line.

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

CT is a technology based on X-rays which are used to generate a complete 3D data set. The most important applications are tissue sample analysis or non-invasive in vivo animal imaging. CT offers the highest spatial resolution of all preclinical imaging modalities and is especially useful to generate morphological information about the object or animal under investigation. CT is being used in a wide range of preclinical investigations in the fields of bone-orthopedics, cardiology, pulmonology, oncology and metabolism among others.

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

Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of the molecule. Mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics research, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our timsTOF Pro mass spectrometer offers workflow solutions for proteomics research. Our MALDI Biotyper mass spectrometry solution and test kits, DNA test strips and fluorescence-based PCR technologies are designed for in vitro diagnostic (IVD) use in clinical microbiology markets in certain configurations and certain countries, where regulatory approvals have been achieved. In addition to culture-based microbial identification with the MALDI Biotyper platform, the Genotype and Fluorotype molecular diagnostics (MDx) kits enable a culture-free detection and analysis of microbes and viruses directly from patient sample with a special focus on tuberculosis, transplant diagnostics and sexually-transmitted diseases.

Molecular Diagnostics utilize Polymerase Chain Reaction (PCR) assays and systems to provide diagnostic solutions for a number of different disease states, including Respiratory, Mycobacteria (including Tuberculosis), Virology, Safety of Immunocompromised patients, Sexually Transmitted Infections, Gastroenteric Diseases as well as other Microbiology tests. Depending on the assay being used, the technology enables users to ascertain basic identification of a certain infection, distinguish infections which can cause similar symptoms and detect specific microbial resistance, all from a single sample. The GenoType portfolio has been established for over 30 years and has been successful in mycobacteria and tuberculosis detection, differentiation, and identification of antibiotic resistance markers. The portfolio now includes FluoroType®, using fluorescence-based real-time PCR technology, and more recently we have also developed LiquidArray® assays based on melt curve analysis for optimized asymmetrical PCR technology. LiquidArray® uses light-on-off probes, providing a powerful technology to identify a broad number of indicators for different infections or resistance markers from a single sample, providing greater depth of information. We are applying this approach to a new portfolio of syndromic panels in development. As a producer of extraction chemistry and instrumentation alongside integrated thermocyclers, software and a range of assays, Bruker brings complete diagnostic solutions to the Molecular Diagnostics market.

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

During 2020, we launched a number of new mass spectrometry-based solutions and additional workflows, including the MALDI-2 post-ionization source available as an option on the timsTOF fleX ESI/MALDI mass spectrometer. In our microbiology and molecular diagnostics markets, we introduced the MALDI Biotyper sirius broadly into the market. In our molecular diagnostics portfolio we launched two assays in the field of respiratory disease testing, primarily covering SARS-CoV 2 testing for the diagnosis of COVID-19 infection. The Fluorotyper-SARS-CoV 2 plus kit allows for a real-time PCR detection of the SARS-CoV 2 virus. It detects two viral genes in parallel as a mechanism for high sensitivity. The additional FluoroType® SARS-CoV-2/Flu/RSV assay is a multiplex real-time PCR kit that detects four viruses of clinical significance causing respiratory disease during the winter season: SARS-CoV 2, influenza A, influenza B and respiratory syncytial virus (RSV). During 2020, the Bruker Optics division launched LUMOS II, a fully automated stand-alone FTIR imaging microscope. LUMOS II provides ultrafast FTIR imaging capabilities based on modern focal plane array (FPA) detector technology. The novel LUMOS II is designed to identify particles, to determine coatings and contaminations, and to reveal the polymeric composition of plastics.

The Bruker CALID Group’s instruments are based on the following technology platforms:

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

MRMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. MRMS systems are particularly useful for: the study of the structure and function of biomolecules, including proteins, DNA and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabolomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid MRMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance MRMS for further ion dissociation, top-down proteomics tools and ultra-high resolution detection.

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

Raman spectroscopy provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a nondestructive technique and can be used for the analysis of both liquids and solids. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics and semiconductors industries. The technique also has applications in life sciences, forensics and artwork authentication.

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

BSI NANO Segment

The BSI Nano Segment comprises the Bruker AXS, Bruker Nano Analytics, Bruker Nano Surfaces and Metrology, Fluorescence Microscopy and Canopy Divisions. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. This includes a product portfolio of instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT), or X-ray microscopy, as well as spark optical emission spectroscopy systems (S-OES) used to analyze the concentration of elements in metallic samples.

The Bruker Nano Analytics Division manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (EDS), electron backscatter diffraction systems (EBSD) and µCT accessories, as well as mobile and bench top micro X-ray fluorescence (µXRF), total reflection X-ray fluorescence spectrometers (TXRF) and handheld, portable and mobile X-ray fluorescence (HMP-XRF) spectrometry instruments.

The Bruker Nano Surfaces and Metrology Division’s products include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and nanoscale, mechanical, electrical and chemical information using nano scale probes. The Bruker Nano Surfaces and Metrology Division also provides non-contact nanometer resolution solution topography through white light interferometry and stylus profilometry. In addition, the division manufacturers and markets automated X-ray metrology, automated AFM defect-detection and photomask repair and cleaning equipment for semiconductor process control.

The Fluorescence Microscopy Division provides advanced optical fluorescence microscopy instruments with multi-photon, multipoint scanning confocal 3D super-resolution, light-sheet modalities for studies in life science applications.

The Canopy Division provides products and services to support the multi-omics needs of researchers in translational research, drug and biomarker discovery.

Customers of our BSI NANO Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

During 2020, we launched several new products for the life science research market, including Vutura VXL, S2 PUMA II and Contour SP. We acquired Canopy Biosciences LLC, a manufacturer of high multiplex biomarker imaging tools for immunology, immune-oncology, cell therapy and targeted proteomics research.

The BSI NANO Segment systems are based on the following technology platforms:

●	XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;
●	XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;
●	SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;
●	µCT—X-ray micro computed tomography, X-ray microscopy;
●	EDS—Energy dispersive X-ray spectroscopy on electron microscopes;
●	EBSD—Electron backscatter diffraction on electron microscopes;
●	S-OES—Spark optical emission spectroscopy;
●	CS/ONH—Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids;
●	AFM—Atomic force microscopy;
●	FM—Fluorescence microscopy;
●	SOM—Stylus and optical metrology;
●	TMT—Tribology and mechanical test systems for analysis of friction and wear;
●	NanoIR—Nanoscale infrared spectroscopy;
●	Alicona—Focus variation optical technology for non-contact dimensional metrology; and
●	Canopy – Multiplexed fluorescence-based single cell imaging for suspended cells and tissues as well as multi-omics sample characterization.

XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems in academic and government research, as well as in a variety of other fields, including forensics, art and archaeology.

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

EBSD systems are used to perform quantitative microstructure analysis of crystalline samples in electron microscopes. The microscope’s electron beam strikes the tilted sample and diffracted electrons form a pattern on a fluorescent screen. This pattern is characteristic of the crystal structure and orientation of the sample region from which it was generated. It provides the absolute crystal orientation with sub-micron resolution. EBSD can be used to characterize materials with regard to crystal orientation, texture, stress, strain and grain size. EBSD also allows the identification of crystalline phases and their distribution and is applied to many industries such as metals processing, aerospace, automotive, microelectronics and earth sciences.

S-OES instruments are used for analyzing metals. S-OES covers a broad range of applications for metals analysis from pure metals trace analysis to high alloyed grades and allows for analysis of a complete range of relevant elements simultaneously. S-OES instruments pass an electric spark onto a sample, which burns the surface of the sample and causes atoms to jump to a higher orbit. Our detectors quantify the light emitted by these atoms and help our customers to determine the elemental composition of the material. This technique is widely used in production control laboratories of foundries and steel mills.

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

FM products use fluorescence microscopy to determine the structure and composition of life science samples. Our products include two-photon microscopes, multipoint scanning confocal microscopes, super-resolution microscopes, light-sheet microscopes, laser illumination sources, photoactivation, photostimulation and photoablation accessories and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis. Super-resolution and single-molecule localization microscopy products allow imaging below the optical diffraction limit by an order of magnitude. Light-sheet based products allow fast 3D volume imaging with very low phototoxicity and photo-damage effects enabling live cell and large volume imaging.

SOM systems provide atomic or near-atomic two dimensional and three-dimensional surface resolution using white light interferometry, confocal optical and stylus profilometry methods. SOM profilers range from low-cost manual tools for single measurements to advanced, highly automated systems for production line quality assurance and quality control applications where the combination of throughput, repeatability and reproducibility is essential. SOM profilers support a range of applications in research, product development, tribology, quality control and failure analysis related to materials and machining in the automotive, orthopedic, ophthalmic, high brightness LED, semiconductor, data storage, optics and other markets.

TMT systems provide a platform for all types of common mechanical, friction, durability, scratch and indentation tests for a wide spectrum of materials. Tribology systems are utilized for both academic research of the fundamental material properties and industrial applications in the semiconductor, aerospace, petroleum, automotive and other industries.

NanoIR systems perform infrared (IR) spectroscopy at the nanoscale. Our systems use nanoprobe technology similar to what is used in our atomic force microscopes to deliver quantitative chemical information from the nanoscale to the sub-micron and macro scales. The NanoIR measurement gives the user varying physical and chemical properties with nanoscale spatial resolution in a diverse range of fields, including polymers, 2D materials, materials science, life science and the micro-electronics industry. Our systems allow nanoscale IR absorption spectroscopy with interpretable IR spectra that directly correlates to FTIR as well as the complementary technique of nanoscale s-SNOM. With our broadband sources, these systems allow broadband scientific spectroscopy.

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

Canopy provides digital spatial profiling services and instruments which include both our ChipCytometry profiling instrument and ChipCytometry (single cell and spatial targeted proteomics) and other services. These technologies, along with Canopy's more basic IHC and FISH services, allow researchers to elucidate gene and protein expression in a spatial context, which is useful for deep biological insight into gene expression and for the development of biomarkers. Canopy also provides transcriptional profiling services covering a variety of assays, including RNASeq and qPCR. Our multi-omic services provide data elucidating gene expression, signaling pathways, and differential expression trends on customer provided biological samples. These services generally incorporate a data analysis service as well and can be utilized with multiple types of samples from very early discovery research through clinical trials.

BEST Segment

The BEST Segment designs, manufactures and distributes superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. Additionally, BEST develops, manufactures and markets sophisticated devices and complex tools based primarily on metallic low temperature superconductors that have applications in “big science” research, including radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and “big science” research projects.

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

Major Customers

We have a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2020 or 2019.

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

BSI Life Science Segment Competition

The Bruker BioSpin Group competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions and others. The Bruker CALID Group competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID’s competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, Bruker CALID competes with Biomerieux. In molecular diagnostics, Bruker CALID competes with a number of companies offering products for infectious disease diagnostics. Bruker CALID also competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu and Jasco. Bruker CALID’s CBRNE detection customers are highly fragmented, and it competes with a number of companies in this area, of which the most significant competitor is Smiths Detection.

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

BSI Life Science Segment Research and Development

The research and development performed in the Bruker BioSpin Group and in the CALID Group is primarily conducted at our facilities in Bremen and Ettlingen, Germany; Faellanden, Switzerland and Wissembourg, France. The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET and CT. The most recent technological innovations included Bruker’s GHz-class ultra-high field NMR product line, enabling novel research in functional structural biology of proteins and protein complexes. In 2020, we delivered and successfully installed our first NMR systems at the 1.2 GHz magnetic strength, the AvanceTM NEO 1.2 GHz NMR. In addition to ultra-high field NMR, we are also developing preclinical MRI magnets of up to 18 Tesla. We have developed and introduced various new NMR probes, including low temperature magic angle spinning (MAS) probes for the analysis of complex biomolecules and materials, as well as new CP/MAS CryoProbes for material science research. Bruker is incorporating artificial intelligence Deep Learning capabilities into its NMR software to improve signal detection and we are adding advanced software tools for automated workflows and 3D conformational and configurational analysis. We have incorporated remote monitoring tools of labs and systems to increase system protection and support our customers with expert supervision. We recently introduced our next-generation, high-performance 80 MHz FT-NMR benchtop spectrometer with new capabilities for organic and medicinal chemistry research, teaching and synthesis verification.

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

BSI NANO Segment Research and Development

The research and development performed in the BSI NANO Segment is primarily conducted at our facilities in Karlsruhe, Berlin and Leipzig, Germany; Penang, Malaysia; Madison, Wisconsin, Eden Prairie, Minnesota, San Jose and Santa Barbara, California, and St. Louis, Missouri, U.S.A. The BSI NANO Segment maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include fluorescence microscopy with simultaneous, all-optical stimulation and imaging platforms for optogenetics neuroscience research and light sheet cell microscopy systems, which enable brain research and high-resolution live cell research. The BSI NANO Segment also has competencies in AFM technology, which involve sub-angstrom level position and motion control, as well as sub-pico newton force control. The BSI NANO Segment technologies also include 3D optical inference-based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy, high-speed, 3D super-resolution florescence microscopy and spatial biology and single-cell targeted proteomics technologies. Recent innovations include elemental analyzer systems for advanced applications and research and simultaneous, all-optical stimulation and imaging platforms for neuroscience applications.

BEST Segment Research and Development

The research and development performed in the BEST Segment is primarily conducted at our facilities in Hanau and Bergisch Gladbach, Germany; and Carteret, New Jersey, U.S.A. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices. BEST and CERN (European Organization for Nuclear Research, Geneva, Switzerland) have an ongoing research and development agreement to advance the state of art with niobium-tin based superconductors used in particle accelerators and other large scale scientific magnets systems.

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

Our products are subject to the U.S. Food and Drug Administration’s, or the FDA’s, requirements for electronic radiation emitting products, which include requirements related to record-keeping and reporting; labeling; notification; product repairs, replacements and refunds; importations; and performance standards. For example, prior to introducing a product in the United States, our Bruker AXS subsidiary provides notice to the FDA in the form of a Radiation Safety Initial Product Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the United States. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports installations of its products to state government regulatory agencies responsible for the regulation of radiation emitting devices. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs.

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

Certain of our clinical products are subject to regulation as medical devices in the United States by the FDA and by similar regulatory bodies in other countries where such products are sold. The regulatory requirements imposed by the FDA and other regulatory bodies govern a wide variety of product-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales, and distribution. As such, we continually invest in our manufacturing infrastructure to gain and maintain certifications and registrations necessary for the relevant level of regulatory clearance. We also are required to maintain processes and systems for medical device product submissions. For example, our MALDI Biotyper CA system is subject to regulation by the FDA as a medical device and requires FDA premarket review and clearance via the 510(k) premarket notification process and our IVD-CE Certified MALDI BioTyper system is subject to regulation in the European Union under the provisions of Directive 98/79/EC. In addition, certain product changes, including changes to the product indications or label claims, could trigger the requirement for a new 510(k) or other FDA or foreign regulatory premarket submission. The process of obtaining marketing approval, authorization, or clearance from the FDA and comparable foreign regulatory authorities for new products, or for enhancements or modifications to existing products, could take a significant amount of time, require the expenditure of substantial financial and other resources, and require rigorous and expensive pre-clinical and clinical testing. Additionally, the FDA or comparable foreign regulatory authorities could impose limitations on the indications for use of our products. Should we pursue an FDA or comparable foreign regulatory authority clearance, authorization, or approval for a new device or device modification, we cannot be certain that we will receive required clearance, authorization, or approval on a timely basis or at all. The failure to receive clearance, authorization, or approval for significant new products or modifications to existing products on a timely basis or at all could have a material, adverse effect on our financial condition and results of operations.

Both before and after a medical device product is commercially released, we have ongoing responsibilities under FDA and foreign regulations. For example, we are required to comply with the FDA’s Quality System Regulation, which sets forth the good manufacturing requirements for medical devices. These include requirements related to design controls, production and process controls, process validation, purchasing controls, supplier oversight, complaint handling and investigation, corrective and preventative actions, and record-keeping. In addition, the FDA’s medical device reporting regulation requires us to provide information to the FDA whenever we become aware that there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. The FDA and comparable foreign regulatory authorities also regulate the promotion and marketing of medical devices and require that manufacturers only make promotional claims or statements that are consistent with the indications and labeling cleared, authorized, or approved by the FDA or other regulatory authorities. The FDA and comparable foreign regulatory authorities may take enforcement action against us, should the FDA determine we have engaged in “off-label” promotion or other violative marketing activities.

The European Union Directive will be replaced in May 2022 by the IVD Regulation (EU) 2017/746. The regime changes significantly with the new Regulation, which requires clinical evidence to demonstrate the claimed benefits and safety of the device in relation to its stated purpose, stricter classification and CE-marking requirements and ongoing post-market follow-up to ensure conformity. The Regulation requires new databases to be set up to track which devices are CE marked and to register clinical studies and post-market monitoring. In addition, tracing is enhanced by a Unique Device Identification (UDI) System and through requirements on other economic operators in the supply chain. Our products currently approved under the Directive, and not already placed on the market or put into service, must be recertified under the Regulation by May 2024.

Backlog

Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2020 and 2019 was approximately $2,006.7 million and $1,855.3 million, respectively. The increase in our backlog in 2020 when compared to 2019 is due to recovering performance in our BSI order bookings at December 31, 2020. We anticipate that approximately 67.3% of the backlog as of December 31, 2020 will be filled in 2021. We generally experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance.

Human Capital

We are committed to enabling scientists to make breakthrough discoveries and develop new applications that improve the quality of human life. Our employees are a critical component of that mission. We strive to attract, develop and retain top talent by offering our employees a challenging but rewarding work experience, as well as competitive compensation and benefits. Further, we are dedicated to creating a work environment that promotes integrity, respect and trust among our employees.

As of December 31, 2020 and 2019, we had approximately 7,400 and 7,230 full-time employees worldwide, respectively. Of these employees, approximately 1,180 and 1,225 were located in the United States at December 31, 2020 and 2019, respectively. Our senior leadership team is 67% male and 33% female.

The table below provides our employees by functional area.

	Number of Employees
	2020	2019
Production and distribution	3,570	3,505
Selling and marketing	1,770	1,740
General and administrative	825	780
Research and development	1,235	1,205
Total	7,400	7,230

We also devote resources to training and development, including educational assistance for career-enhancing academic and professional programs. Further, we invest time in identifying high-potential future leaders and working with them on individual development plans. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

Additionally, we are committed to promoting diversity across our organization. We are actively working to expand the diversity of our workforce by embracing a variety of different perspectives and fostering an inclusive work environment for all of our employees. As part of our efforts, we seek to identify and recruit employees with diverse professional experiences, skills and backgrounds, as well employees from diverse gender, racial and ethnic backgrounds.

Available Information

We maintain a website at www.bruker.com. We make available on our website documents describing our corporate governance and our Code of Conduct. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, our proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to, the following:

●	Our financial condition and results of operations for fiscal 2021 will be adversely affected by the ongoing COVID-19 pandemic;
●	Unfavorable economic or political conditions in the countries in which we operate may have an adverse impact on our business results or financial condition;
●	We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries;
●	If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue;
●	Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology;
●	If investment in life and material science research spending declines, our ability to generate revenue may suffer;
●	Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue;
●	Disruptions at any of our manufacturing facilities could adversely affect our business;
●	In addition to the risks applicable to our life science and materials analysis products, our CBRNE detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts;
●	Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities;
●	If we lose our strategic partners, our marketing and sales efforts could be impaired;
●	We face risks related to sales through distributors and other third parties that we do not control, which could harm our business;
●	Our operations are dependent upon a limited number of suppliers and contract manufacturers;

●	Supply shortages and increasing prices of raw materials could adversely affect the gross profit of the Bruker BioSpin Group and the BEST Segment;
●	If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets;
●	We may be involved in lawsuits to protect or enforce our patents that are brought by us which could be expensive and time consuming and, if determined adversely, could adversely affect our patent position;
●	Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability;
●	Responding to claims relating to improper handling, storage or disposal of hazardous chemicals and radioactive and biological materials which we use could be time consuming and costly; and
●	We operate as an entrepreneurial, decentralized company, which presents both benefits and certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

Our financial condition and results of operations for fiscal 2021 may continue to be adversely affected by the ongoing novel coronavirus disease- 2019, or COVID-19, pandemic.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The virus has spread globally. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business include temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, business closures and occupancy limitations. Certain jurisdictions, including many within the United States, have also begun implementing policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases or new strains of the virus. For example, a number of states, including California, Massachusetts and New Jersey where we have significant operations, issued shelter in place or stay-at-home orders during the first half of 2020. Although these states have begun implementing phased re-opening policies, many of our employees in these areas continue to work remotely and any re-openings may be delayed or pulled back if the virus continues to spread or if cases increase as a result of children returning to school. We have experienced decreased work efficiency and productivity as a result of the increased number of our employees working from home. In addition, with this remote working model where employees are increasingly accessing our systems through VPN or remote internet connections, we may be subject to increased security risks, including the risks of cyberattacks or data breaches. Additionally, if any of our key leaders contract the virus and are unable to perform their duties for a period of time as the result of illness, our business, results of operations or financial condition could be adversely affected.

In addition, in 2020, a number of our production facilities had to either temporarily close or operate on a reduced capacity. Most commercial activities in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers have delayed or cut capital expenditures and operating budgets. Even where customers have re-opened their sites, they may not be operating at pre-pandemic productivity levels in an effort to accommodate safety protocols. Any resurgence of the virus or the emergence of new strains of the virus may require us and our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have adversely impacted and will likely continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. These disruptions of our employees, distributors, suppliers or customers have impacted and will likely continue to impact our global sales and operating results. During 2020, our revenue declined 4.1% compared to 2019, primarily due to COVID-19 related disruptions.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including its continued impact on our revenue and operations in 2021 and beyond. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to continued uncertainties relating to the length or the severity of the disease, the duration of the outbreak, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries or the effectiveness of any COVID-19 vaccines.

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

Our revenue from U.S. operations represented approximately 23% and 26% of total consolidated revenue for fiscal 2020 and 2019, respectively. Our revenue from operations in Europe represented approximately 38% and 35% of total consolidated revenue for the fiscal years 2020 and 2019, respectively. Our revenue from operations in the Asia Pacific region represented approximately 32% and 31% of total consolidated revenue in each of the corresponding periods. Economic factors that could adversely influence demand for our products include continued uncertainty about global economic conditions, including as a result of the pandemic, leading to ongoing reductions in investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries.

International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 77% and 74% of our total consolidated revenue for fiscal 2020 and 2019, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

●	changes in foreign currency translation rates;
●	changes in regulatory requirements;
●	legislation and regulation, including tariffs, relating to the import or export of high technology products;
●	the imposition of government controls;
●	political and economic instability, including the impact of COVID-19, the possibility of an economic recession in certain key markets such as Germany, international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;
●	costs and risks of deploying systems in foreign countries;
●	compliance with export laws and controls and trade embargoes in multiple jurisdictions;
●	limited intellectual property rights;
●	the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations; and
●	compliance with U.S. and local laws affecting the activities of U.S. companies abroad, including the United States Foreign Corrupt Practices Act, or FCPA, and local anti-bribery laws.

The United States has implemented tariffs on certain imported goods. These additional tariffs could include items imported by us from China or other countries. In addition, China has imposed tariffs on a wide range of American products in retaliation for these new American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States, could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for scientific instruments and could have a significant adverse effect on our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, China imposing tariffs on items that we export to China, could adversely impact our customers’ ability to purchase our products and our competitive position in China or increase our costs, which could have a material adverse effect on our business and results of operations.

We must also comply with the European Union General Data Protection Regulation (GDPR) and other similar regulations in other countries. The goal of the regulation is to increase individual rights and protections for personal data located in or originating from the European Union. GDPR is extraterritorial in that it applies to all business within the European Union and any business located outside of the European Union that processes personal data of individuals located within the European Union. There are significant fines associated with non-compliance. In 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, removed a key mechanism for transfers of personal data from the European Union to the United States and altered the international data transfer under GDPR. The decision has caused uncertainty for multinational companies about how they can properly transfer personal data from the EU to the US and the cost and effort to comply with such decision could cause disruption of data transfers and have a material adverse effect on our business.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We previously had identified material weaknesses in our internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, management identified material weaknesses in our internal control over financial reporting as of the end of the end of that fiscal year.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002 and continue to enhance our controls. In the year ended December 31, 2020, we remediated the previously disclosed material weakness in our internal controls over the accounting for income taxes and revenue recognition. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The effects of changes in currency exchange rates increased our 2020 revenue by approximately $29.4 million, or 1.4%, decreased our 2019 revenue by approximately $50.3 million, or 2.7%, and increased our 2018 revenue by approximately $25.5 million, or 1.4%. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2020 and 2019, we recorded net gains from currency translation adjustments of $22.0 million and net losses of $20.0 million, respectively.

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

We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We did not record any impairment losses for the year ended December 31, 2020. We have recorded impairment losses of $1.7 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

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

We use information systems to carry out our operations and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber-incident, social engineering scam, hacking, phishing attempts, malware, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

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

As of December 31, 2020, we had outstanding an aggregate principal amount of debt totaling approximately $846.9 million. We also had the ability to borrow an additional $599.9 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $514.9 million, or 70.4% held by foreign subsidiaries as of December 31, 2020. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates after 2021. As a result, LIBOR may be discontinued in 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, which may result in an increase in borrowing costs under our credit agreements and term loan agreement. Any replacement for LIBOR may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our credit agreements and term loan agreement.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. In addition to the passage of the Tax Cuts and Jobs Act in 2017 in the United States, there are currently multiple initiatives for comprehensive tax reform underway in other key jurisdictions where we have operations. We assess the impact of various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. We cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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

As of February 18, 2021, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and his brother, Joerg Laukien, owned, in the aggregate, approximately 31% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price. These stockholders may also exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our CEO and other members of senior management and key finance, technical, scientific and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. Because the expertise of these individuals is highly specific and takes years to develop, we face intense competition for these individuals from many other companies. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

Dividends on our common stock could be reduced or eliminated in the future.

In recent years, we have paid dividends on our common stock. In February 2021, we announced that our Board had declared a quarterly dividend of $0.04 per share that will be payable in March 2021. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Risks Related to Our Dependence on Third Parties

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

We sell some products through third party agents, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position. Moreover, violations of the FCPA or similar anti-bribery laws by distributors or other third-party agents could materially and adversely impact our business, reputation and results of operations.

Dependence on contract manufacturing may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline our operations and reduce our operating costs, we outsource certain aspects of our manufacturing processes and continue to evaluate additional outsourcing. If our contract manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside our control. Additionally, changing or replacing our contract manufacturers could cause disruptions or delays. Problems with outsourced manufacturing could result in lower revenues and unexecuted efficiencies, and adversely affect our financial condition and results of operations.

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

The prices of copper and certain other raw materials used for superconductors have increased significantly over the last decade. Since copper is a main constituent of low temperature superconductors, this may affect the price of superconducting wire. This type of increase would have an immediate effect on the production costs of superconducting magnets and may negatively affect the profit margins for those products. In addition, an increase in raw material costs could affect the production cost of the superconducting wire produced by BEST and of superconducting wire used by Bruker BioSpin.

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

Risks Related to Our Intellectual Property Rights

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

Our commercial success depends on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the United States where patent applications are confidential, avoidance of patent infringement may be difficult. Various third parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third-party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain such a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain a license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of infringement. Under some circumstances in the United States these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. We are vigorously defending against these claims.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On February 17, 2020, Micromass expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. We are vigorously defending against these claims and we do not expect any material losses associated with this matter in excess of amounts already accrued.

Risks Related to Legal, Regulatory and Compliance

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

We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, and Massachusetts, California, New Jersey, Washington and Wisconsin state environmental and atomic energy regulatory laws and under equivalent provisions of law in those and other jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and has the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who are also exposed to similar risks. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.

In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and local anti-bribery laws in the jurisdictions in which we do business (including some higher risk countries according to the Transparency International Corruption Index), which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or third-party agents.

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

Our products are subject to the FDA’s requirements for electronic radiation emitting products, which include requirements related to record-keeping and reporting; labeling; notification; product repairs, replacements, and refunds; importation; and performance standards. In addition, our clinical products are subject to regulation as medical devices by the FDA in the United States and by similar regulatory bodies in other countries where such products are sold. These regulations govern a wide variety of product related activities, from quality management, design, development, and testing to labeling, manufacturing, complaint handling, reporting, promotion, sales and distribution. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulatory authorities, which may result in written inspectional observations. The FDA and comparable foreign regulatory authorities also monitor product promotion and marketing materials and activities. If we or any of our suppliers or distributors fail to comply with FDA or other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell such products. Any such FDA or comparable foreign regulatory actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on our financial condition and results of operations. There are similar foreign regulations. For instance, the coming into force of the European Union Directive in May 2022 by the IVD Regulation (EU) 2017/746 imposes a stricter regime on manufacturers of IVDs and our products currently approved under the Directive must be recertified under the Regulation by May 2024.

We have been, are, and expect to be in the future, subject to inquiries from the government agencies that enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. FDA, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could adversely affect our financial condition and results of operations.

We operate as an entrepreneurial, decentralized company, which presents both benefits and certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations

Decentralization necessarily places significant control and decision-making powers in the hands of local management, which presents certain risks, including the risk that we may be slower to detect or react to compliance-related matters and that “company-wide” business initiatives may be more challenging or costly to implement, and the risk of noncompliance or failures higher than they may be in a more centralized operating environment. In addition, key business group resources and our corporate functions, which are leanly staffed but responsible for supporting our decentralized operations, may also not be able to detect or resolve financial, operational, and compliance matters on a timely basis. Our failure to adapt our financial, operational and compliance controls and systems to effectively manage our decentralized business and comply with our obligations as a public company could materially and adversely affect our business, financial condition or results of operations.

General Risks Factors

If we are not able to successfully integrate the businesses we acquire through mergers, acquisitions or strategic alliances, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions and our financial results may be different than expected.

Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2018 to December 31, 2020, we have acquired 13 businesses to expand our technologies and product offerings.

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

We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business’ violation of law that occurred before we acquired it. In addition, we have historically acquired smaller, privately held companies that may not have strong cultures of legal compliance or the robust financial controls of a larger, publicly traded company, and if we fail to implement adequate training, controls, and monitoring of the acquired companies, we could also be liable for post-acquisition legal or accounting violations.

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

The location and general character of our principal properties are as follows:

		Approximate
		Square
Location	Principal Use	Feet	Relationship
Principal Facilities Used in Current Operations for Bruker Biospin:

Rheinstetten, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	475,000	Owned

Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	360,000	Owned

Faellanden, Switzerland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	422,000 112,000	Owned Leased
Wisemborg, France	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	189,000	Owned
Principal Facilities Used in Current Operations for Bruker CALID:
Bremen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	270,000	Owned
Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	182,000	Owned
Nehren, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	87,000	Leased
Principal Facilities Used in Current Operations for BSI NANO:
Karlsruhe, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	145,000	Owned
Berlin, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	243,000	Owned
Santa Barbara, CA, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Owned
Graz, Austria	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	30,000	Leased
Penang, Malaysia	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Leased
Migdal Ha’Emek, Israel	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	22,000	Leased
Principal Facilities Used in Current Operations for BEST:
Perth, Scotland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	47,000	Owned
Hanau, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	138,000	Leased
Bergisch Gladbach, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	127,000	Leased
Carteret, NJ, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	115,000	Leased
Alzenau, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	35,000	Leased

ITEM 3   LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our consolidated financial statements.

Details on recent legal matters can be found in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

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

As of February 17, 2021, there were approximately 99 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

In February 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Future dividend payments, if any, are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

Stock Price Performance Graph

The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2015 through December 31, 2020, for our common stock, stocks traded on Nasdaq, and a peer group consisting of U.S. public companies with a Standard Industry Classification, or SIC, code 3826 Laboratory Analytical Instruments. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Index for:	2015	2016	2017	2018	2019	2020
Bruker Corporation	$100.0	$87.84	$143.14	$124.79	$214.45	$228.55
Nasdaq Stock Market (US companies)	100.0	109.80	141.97	139.65	190.07	273.58
SIC Code 3826 Laboratory Analytical Instruments	100.0	94.46	145.07	152.36	190.81	252.10

The data for this performance graph was compiled by Zack’s Investment Research, Inc. and is used with its permission.

Issuer Purchases of Securities

The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended December 31, 2020 of shares of our common stock.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares Purchased	Average Price	Announced Plans or	Purchased Under the Plans
Period	(1)	Paid per Share	Programs	or Programs (2)
October 1 - October 31, 2020	120,036	$41.65	120,036	$97,695,588
November 1 - November 30, 2020	722,838	$48.39	722,838	$62,715,823
December 1 - December 31, 2020	527,518	$53.58	527,518	$34,453,095
	1,370,392	$49.80	1,370,392	$34,453,095
(1)	The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 10, 2019. The shares were purchased on the open market at prevailing prices.
(2)	The Repurchase Program authorizes the Company to purchase up to $300.0 million of its common stock over a two-year period. The Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice. Purchases of common stock may occur from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At February 25, 2021, $5.3 million remains for future purchase under the share purchase program.

In 2020, we repurchased 2,711,952 shares of common stock with an aggregate cost of approximately $123.2 million under the 2019 Repurchase Program. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

ITEM 6     RESERVED

ITEM 7   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes to those statements, appearing elsewhere in this report. This report contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those indicated in the forward-looking statements due to a number of factors, including those discussed in Item 1A, Risk Factors and elsewhere in this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

●	Non-GAAP Measures. This section provides appropriate disclosures regarding forward looking statements and our use of Non-GAAP financial measures.
●	Overview. This section provides a brief discussion of our reportable segments’ results of operations, significant recent developments in our businesses, and challenges and risks that may impact our businesses in the future.
●	Results of Operations. This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income (loss) for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.
●	Critical Accounting Policies and Estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies are summarized in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
●	Recent Accounting Pronouncements. This section provides a summary of recent accounting pronouncements and discusses their potential impact on our consolidated financial statements.

Non-GAAP Measures

Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We rely internally on certain measures that are not calculated according to GAAP. These measures are organic revenue, free cash flow, non-GAAP gross profit margin and non-GAAP operating margin. Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative, and other non-operational costs and we believe these are useful measures to evaluate our continuing business.

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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, Asia and North America, we have sales offices located throughout the world. Bruker is organized into three reportable segments: the BSI Life Science Segment (comprised of the Bruker BioSpin Group and the Bruker CALID Group), the BSI NANO Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the year ended December 31, 2020 decreased by $85.1 million, or 4.1%, to $1,987.5 million, compared to $2,072.6 million for the comparable period in 2019. The decline in revenue was primarily related to the impact of the COVID-19 pandemic and the related economic slowdown. Included in revenue were increases of approximately $29.4 million in favorable impact of foreign currency translation and $10.5 million attributable to our recent acquisitions in the year ended December 31, 2020 compared to the year ended December 31, 2019. Excluding the effects of foreign currency translation and recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $125.0 million, or 6.0%.

Our gross profit margin decreased to 47.3% for the year ended December 31, 2020 as compared to 48.0% during the year ended December 31, 2019. The decrease in gross margin was a result of lower volume and reduced productivity due to disruptions from the COVID-19 pandemic and the related economic slowdown, partially offset by certain cost reduction measures.

Our operating margin decreased to 12.5% for the year ended December 31, 2020 from 14.5% during the year ended December 31, 2019. The decrease in operating margin was due to lower revenue and gross profit during the COVID-19 pandemic and related economic slowdown, partially offset by cost control and cost reduction measures.

The income tax provision in the years ended December 31, 2020 and December 31, 2019 was $64.4 million and $82.4 million, respectively, representing effective tax rates of 28.5% and 29.4%, respectively. The decrease in our effective tax rate for the year ended December 31, 2020, compared to 2019, was primarily attributable to the change in jurisdictional income mix and decrease in foreign income inclusions due to electing the high tax exemption relating to Global Intangible Low-Taxed Income (“GILTI”), partially offset by an increase in the effective tax rate due to change in valuation allowance. Our tax rate may change over time as the amount and mix of jurisdictional income mix changes.

Earnings per share decreased to $1.02 per diluted share for the year ended December 31, 2020 from $1.26 per diluted share for the year ended December 31, 2019. The decrease compared to the prior year was driven primarily by lower revenues during the COVID-19 pandemic and related economic slowdown, partially offset by our cost control and cost reduction measures.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$332.2	$213.4	$239.7
Less: purchases of property, plant and equipment	97.2	73.0	49.2
Free Cash Flow	$235.0	$140.4	$190.5

For the year ended December 31, 2020, our free cash flow was 67% higher than the same period in 2019, primarily from an increase in customer advances and cash from receivables despite a decline in net income.

The following table presents a reconciliation from gross profit, which is the most directly comparable GAAP operating performance measure, to non-GAAP gross profit margin as used by management (in millions):

	Year Ended December 31,
	2020	2019	2018
Gross profit	$939.8	$995.3	$900.0
Restructuring costs	3.8	5.2	2.6
Acquisition-related costs	0.8	12.2	3.9
Purchased intangible amortization	19.9	23.5	21.6
Other costs	3.7	0.8	0.6
Non-GAAP gross profit margin	$968.0	$1,037.0	$928.7

Our non-GAAP gross profit margin was 48.7%, 50.0% and 49.0% in the years ended December 31, 2020, 2019 and 2018, respectively. Our non-GAAP gross profit margin decreased in 2020, as compared to 2019 due to lower volume and reduced productivity, due to COVID-19 and the economic slowdown. Our non-GAAP gross profit margin increased in the year ended December 31, 2019, as compared to the same period in 2018, primarily due to operational improvements within our BSI Life Science Segment, accretive acquisitions and favorable foreign currency translation effects.

The following table presents a reconciliation from operating income, which is the most directly comparable GAAP operating performance measure, to non-GAAP operating income as used by management (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating income	$248.3	$300.9	$262.4
Restructuring costs	15.8	1.4	9.4
Acquisition-related costs	3.2	16.8	7.3
Purchased intangible amortization	35.7	38.3	28.9
Other costs	14.2	6.6	9.9
Non-GAAP operating margin	$317.2	$364.0	$317.9

Our non-GAAP operating margin was 16.0%, 17.6% and 16.8% in the years ended December 31, 2020, 2019 and 2018, respectively. Our non-GAAP operating margin decreased in 2020, as compared to 2019 on lower revenues, partially offset by cost control and cost reduction measures.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the impact of the COVID-19 global pandemic on our customers, supply chain or manufacturing capabilities;
●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	foreign currency exchange rates;
●	the time it takes for us to receive critical materials to manufacture our products;
●	general economic conditions, including the impact of COVID-19 on the global economy;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

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

Maintaining business continuity and service levels for our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergency of additional strains of the virus, we may need to consider further temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion and our supply chain remains resilient. We carry higher inventory levels to address supply chain risks related to the pandemic and do not currently anticipate being supply or capacity limited in the first quarter of 2021.

Executing prudent temporary cost reductions

In an effort to mitigate the negative impacts on our business of COVID-19, and the slowdown in the global economy, we implemented temporary cost control and cost reduction measures. These temporary measures included short-time work for many of our European operations, temporary tiered salary reductions for our board of directors, global leadership team and workforce, one-to two-week closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we have maintained our important investments in key strategic initiatives. Many of the cost reduction measures have now been relaxed and our revenue is experiencing a recovery.

Delivering enabling research and diagnostic products to help fight the pandemic and to support other essential priorities of our society

Bruker is providing critical technologies and solutions to help combat the COVID-19 crisis, most notably our Microbiology and infectious disease diagnostics portfolio, to which we have added SARS-COV-2 PCR tests, and our nuclear magnetic resonance and mass spectrometry systems which are used in critical disease, therapeutic and vaccine research.

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has affected our operations significantly. We continue to work to manage the impact of COVID-19 on our operations; however, the full extent to which any resurgence of the virus or the emergence of any new strains of the virus will impact our business, directly or indirectly, cannot accurately be predicted at this time. In 2020, the COVID-19 pandemic affected productivity at our manufacturing facilities and caused disruptions and delays in certain of our shipments to customers who closed facilities during the pandemic. We continue to monitor the impact of COVID-19 on our business and respond accordingly. For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors included in this report.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Consolidated Results

The following table presents our results for the years ended December 31, 2020 and 2019 (in millions, except per share data):

	Year Ended
	December 31,			Percentage
	2020	2019	Dollar Change	Change
Product revenue	$1,638.1	$1,744.7	$(106.6)	(6.1)%
Service revenue	343.4	322.4	21.0	6.5
Other revenue	6.0	5.5	0.5	9.1
Total revenue	1,987.5	2,072.6	(85.1)	(4.1)
Cost of product revenue	840.2	878.5	(38.3)	(4.4)
Cost of service revenue	206.5	198.3	8.2	4.1
Cost of other revenue	1.0	0.5	0.5	100.0
Total cost of revenue	1,047.7	1,077.3	(29.6)	(2.7)
Gross profit	939.8	995.3	(55.5)	(5.6)
Operating expenses:
Selling, general and administrative	468.6	500.2	(31.6)	(6.3)
Research and development	198.0	187.7	10.3	5.5
Other charges, net	24.9	6.5	18.4	283.1
Total operating expenses	691.5	694.4	(2.9)	(0.4)
Operating income	248.3	300.9	(52.6)	(17.5)
Interest and other income (expense), net	(22.5)	(20.5)	(2.0)	9.8
Income before income taxes and noncontrolling interest in consolidated subsidiaries	225.8	280.4	(54.6)	(19.5)
Income tax provision	64.4	82.4	(18.0)	(21.8)
Consolidated net income	161.4	198.0	(36.6)	(18.5)
Net income attributable to noncontrolling interest in consolidated subsidiaries	3.6	0.8	2.8	350.0
Net income attributable to Bruker Corporation	$157.8	$197.2	$(39.4)	(20.0)%
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.03	$1.27	$(0.24)	(18.9)%
Diluted	$1.02	$1.26	$(0.24)	(19.0)%
Weighted average common shares outstanding:
Basic	153.4	155.2
Diluted	154.6	156.6

Revenue

The decline in revenue was primarily related to the impact of the COVID-19 pandemic on our customers as well as certain of our operations and lower global instrumentation and superconductor demand due to the pandemic and related economic slowdown.

Gross Profit

The decline in gross profit was a result of lower revenue volume and reduced productivity, given the impact of the pandemic and economic slowdown, partially offset by cost control and cost reduction measures.

Selling, General and Administrative

Our selling, general and administrative expenses in year ended December 31, 2020 decreased to 23.6% of total revenue from 24.1% of total revenue for the comparable period in 2019. The decrease as a percentage of total revenue, and in dollars, was a result of the cost control and cost reduction measures implemented during the COVID-19 pandemic in 2020.

Research and Development

Our research and development expenses for the year ended December 31, 2020 increased to 10.0% of total revenue from 9.1% of total revenue for the comparable period in 2019. The increase as a percentage of revenue, and in dollars, was a result of higher research and development spending, as we continued to fund certain growth investments, in comparison to lower revenue in 2020.

Other Charges, Net

Other charges, net was $24.9 million for the year ended December 31, 2020. The charges consisted primarily of $12.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $5.9 million related to professional fees, $2.5 million of costs associated with our global IT transformation initiative, $2.4 million of acquisition-related charges related to acquisitions completed in 2020 and 2019 and $2.1 million related to long-lived asset impairments.

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

Interest and Other Income (Expense), Net

The primary components within interest and other income (expense), net for the year ended December 31, 2020 were net interest expense of $11.2 million, realized and unrealized losses on foreign currency denominated transactions of $8.0 million and $3.3 million related to pension plan. During the year ended December 31, 2019, the primary components were net interest expense of $14.7 million, realized and unrealized losses on foreign currency denominated transactions of $3.4 million, $2.5 million related to pension plan expenses and $0.1 million related to other income.

Income Tax Provision

The effective tax rates for years ended 2020 and 2019 were 28.5% and 29.4%, respectively. The decrease in our effective tax rate for the year ended December 31, 2020, compared to 2019, was primarily attributable to the change in jurisdictional income mix and decrease in foreign income inclusions due to electing the high tax exemption relating to GILTI, partially offset by an increase in the effective tax rate due to change in valuation allowance. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

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

Net Income Attributable to Bruker Corporation

The decrease in net income and earnings per diluted share was primarily driven by the decline in revenue, gross profit and operating profit as a result of reduced demand during the COVID-19 pandemic and the related economic slowdown.

Segment Results

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2020 and 2019 (dollars in millions):

				Percentage
	2020	2019	Dollar Change	Change
BSI Life Science	$1,253.9	$1,244.9	$9.0	0.7%
BSI Nano	556.1	632.7	(76.6)	(12.1)
BEST	189.5	209.9	(20.4)	(9.7)
Eliminations (a)	(12.0)	(14.9)	2.9
	$1,987.5	$2,072.6	$(85.1)	(4.1)%
(a)	Represents product and service revenue between reportable segments.

For financial reporting purposes, we aggregate Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

BSI Life Science Segment revenue was approximately flat year over year from a decline in BioSpin systems and FTIR/NIR molecular spectroscopy revenues, due to the COVID-19 pandemic, which was offset by strong demand for our CALID microbiology and infectious disease diagnostics offering and for certain of CALID’s mass spectrometry systems. The decline in revenues for the BSI NANO Segment was due primarily to the impact of the COVID-19 pandemic and the related economic slowdown with reduced academic, industrial and industrial research demand. The decline in revenue for the BEST Segment was due to lower superconductor demand during 2020.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2020 and 2019 (dollars in millions):

	2020		2019
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$273.8	21.8%	$290.3	23.3%
BSI NANO	23.6	4.2	40.4	6.4
BEST	6.2	3.3	16.4	7.8
Corporate, eliminations and other (a)	(55.3)		(46.2)
Total operating income	$248.3	12.5%	$300.9	14.5%
(a)	Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin decline in the BSI Life Science segment was due to higher operating expenses in 2020 as compared to 2019. The decline in operating margin for the BSI NANO segment was due to lower revenue and gross profit, partially offset by cost reduction measures. The decline in the operating margin for the BEST segment was due to lower revenue, unfavorable mix and charges related to planned restructuring actions, partially offset by reduced operating expenses.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Consolidated Results

The following table presents our results for the years ended December 31, 2019 and 2018 (in millions, except per share data):

	Year Ended
	December 31,			Percentage
	2019	2018	Dollar Change	Change
Product revenue	$1,744.7	$1,576.6	$168.1	10.7%
Service revenue	322.4	311.7	10.7	3.4
Other revenue	5.5	7.3	(1.8)	(24.7)
Total revenue	2,072.6	1,895.6	177.0	9.3
Cost of product revenue	878.5	801.1	77.4	9.7
Cost of service revenue	198.3	193.4	4.9	2.5
Cost of other revenue	0.5	1.1	(0.6)	(54.5)
Total cost of revenue	1,077.3	995.6	81.7	8.2
Gross profit	995.3	900.0	95.3	10.6
Operating expenses:
Selling, general and administrative	500.2	444.7	55.5	12.5
Research and development	187.7	173.4	14.3	8.2
Other charges, net	6.5	19.5	(13.0)	(66.7)
Total operating expenses	694.4	637.6	56.8	8.9
Operating income	300.9	262.4	38.5	14.7
Interest and other income (expense), net	(20.5)	(17.7)	(2.8)	(15.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	280.4	244.7	35.7	14.6
Income tax provision	82.4	63.7	18.7	29.4
Consolidated net income	198.0	181.0	17.0	9.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	1.3	(0.5)	(38.5)
Net income attributable to Bruker Corporation	$197.2	$179.7	$17.5	9.7%

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.27	$1.15	$0.12	10.4%
Diluted	$1.26	$1.14	$0.12	10.5%
Weighted average common shares outstanding:
Basic	155.2	156.2
Diluted	156.6	157.2

Revenue

The increase in revenue in the year ended December 31, 2019 compared to the year ended December 31, 2018 included $118.4 million attributable to our recent acquisitions and a decrease of approximately $50.3 million from the impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $108.9 million, or 5.7%.

Gross Profit

Our gross profit margin was 48.0% for the year ended December 31, 2019, compared to 47.5% for the year ended December 31, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $41.7 million and $28.7 million for the years ended December 31, 2019 and 2018, respectively. Our gross profit margin increased in the year ended December 31, 2019 primarily due to operational improvements within our BSI Life Science Segment, accretive acquisitions and favorable foreign currency translation effects.

Selling, General and Administrative

Our selling, general and administrative expense was 24.1% and 23.5% of revenue in 2019 and 2018, respectively. The increase was primarily caused by the addition of recent acquisitions and select investments in strategic growth areas, partially offset by favorable foreign currency translation effects.

Research and Development

Our research and development expense was 9.1% of revenue in 2019 and 2018. The dollar increase in research and development was driven primarily by the addition of recent acquisitions, partially offset by favorable foreign currency translation effects.

Other Charges, Net

Other charges, net for 2019 consisted primarily of a net gain of $3.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.6 million of acquisition-related charges related to acquisitions completed in 2019 and 2018, $3.7 million of costs associated with our global IT transformation initiative, and $2.1 million related to professional fees. The restructuring charges included a gain on the sale of a building of $7.7 million.

Other charges, net in 2018 consisted primarily of $6.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.4 million of acquisition-related charges related to acquisitions completed in 2018 and 2017, $4.8 million of costs associated with our global information technology (IT) transformation initiative and $4.5 million related to professional fees.

At December 31, 2019 and 2018, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

Operating Income

Operating margin increased to 14.5% in 2019, as compared to 13.8% for the year ended December 31, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $63.1 million and $55.5 million for the years ended December 31, 2019 and 2018, respectively. The increase in GAAP operating margin was due primarily to volume and operational improvements within our BSI Life Science Segment, accretive acquisitions and the positive impact of foreign currency translation.

Interest and Other Income (Expense), Net

The increase in net interest expense in 2019, as compared to 2018, was primarily attributable to higher outstanding debt balances in 2019 compared to 2018 being marginally offset by interest income from the new 2019 U.S. Dollar-to-Euro and U.S. Dollar to Swiss Franc interest rate cross-currency swap agreements.

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

Income Tax Provision

The effective tax rate was 29.4% and 26.0% for the years ended December 31, 2019 and 2018, respectively. The increase in our effective tax rate for the year ended December 31, 2019, compared to 2018, was primarily attributable to a benefit recorded in 2018 associated with the reversal of state and foreign withholding taxes on unremitted earnings that did not recur in 2019 and additional tax reserves for uncertain tax positions in Europe in 2019.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interest

Net income attributable to noncontrolling interests and redeemable noncontrolling interest decreased in 2019 as a result of the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries, as compared to 2018.

Net Income Attributable to Bruker Corporation

For the year ended December 31, 2019 our diluted earnings per share was $1.26, compared to $1.14 per diluted share for 2018. The increase in net income attributable to Bruker Corporation in 2019, as compared to the prior year, was driven primarily by revenue growth, higher gross and operating profit offset by an increase in the effective tax rate for the year ended December 31, 2019.

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

BSI NANO Segment revenue increase was primarily the result of acquisitions as well as continued demand for advanced X-Ray and nano analysis products, partially offset by a sharp decline in demand for semiconductor metrology products and unfavorable foreign currency translation.

BEST Segment revenue increase was primarily from shipments of superconductors for healthcare applications offset in part by the impact of unfavorable foreign currency translation.

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

The operating margin expansion for BSI Life Science and BEST was primarily due to positive operating leverage on higher sales mix and operational improvements as well as favorable foreign currency translation for the BSI Life Science Segment. The decline in operating margin for the BSI NANO Segment was due to a decline in semiconductor metrology demand, softness in industrial research markets in the second half of 2019 and the impact of costs related to a recent acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock, or the payment of dividends in the future. In addition, our ability to access capital and maintain liquidity may be impacted by the volatile market conditions caused by the COVID-19 pandemic. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

Cash, cash equivalents and short-term investments at December 31, 2020 and 2019 totaled $731.8 million and $684.9 million, respectively, of which $514.9 million and $301.1 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$332.2	$213.4	$239.7
Net cash used in investing activities	(192.7)	(158.4)	(123.4)
Net cash (used in) provided by financing activities	(161.6)	300.0	(112.4)
Effect of exchange rates on cash and cash equivalents	25.7	0.6	(6.5)
Total increase (decrease) in cash and cash equivalents	$3.6	$355.6	$(2.6)

Operating Activities

During the year ended December 31, 2020, net cash provided by operating activities resulted primarily from consolidated net income adjusted for non-cash items of $262.6 million, in addition to a net increase in operating assets and liabilities, net of acquisitions and divestitures, of $69.6 million. The increase in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2020 was primarily caused by a decrease in accounts receivable due to increased cash collections, increased customer advances related to COVID-19 order increases late in 2020 offset by a strategic inventory build for 2021 orders and supply chain management.

During the year ended December 31, 2019, net cash provided by operating activities resulted primarily from consolidated net income adjusted for non-cash items of $287.9 million, offset by a net decrease in operating assets and liabilities, net of acquisitions and divestitures, of $74.5 million. The decrease in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2019 was primarily caused by an increase in inventory build for 2020 orders.

During the year ended December 31, 2018, net cash provided by operating activities resulted primarily from consolidated net income adjusted for non-cash items of $281.9 million, offset by a net decrease in operating assets and liabilities, net of acquisitions and divestitures, of $42.2 million. The decrease in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2018 was primarily caused by an increase in accounts receivable caused by proportionately higher sales late in the fourth quarter of 2018 and inventory build for 2019 orders, which were offset in part by cash received from customer advances.

Investing Activities

During the year ended December 31, 2020, the increase in net cash used in investing activities during the year ended December 31, 2020 was primarily attributable to net capital expenditures of $97.2 million, net cash paid for acquisitions of $59.2 million and purchases of short-term investments, net of maturities of $43.9 million.

During the year ended December 31, 2019, the increase in net cash used in investing activities was primarily attributable to net cash paid for acquisitions of $90.0 million, net capital expenditures of $62.0 million and the purchase of short-term investments of $6.4 million.

During the year ended December 31, 2018, the increase in net cash used in investing activities was primarily attributable to net cash paid for acquisitions of $191.6 million and net capital expenditures of $48.8 million. These activities were offset, in part, by net cash proceeds of short-term investments of $117.0 million.

We expect capital expenditures in 2021 to be approximately $100.0 million.

Financing Activities

During the year ended December 31, 2020, the net cash used in financing activities was primarily caused by $123.2 million used for the purchase of common stock under our repurchase program, $24.6 million used for the payment of dividends, $7.6 million in net payments of borrowings under the 2019 Revolving Credit Agreement and $7.5 million payment of contingent consideration.

During the year ended December 31, 2019, the increase in net cash provided by financing activities was primarily caused by $597.9 million of new debt borrowings, described below, offset in part by $361.9 million of repayments under revolving lines of credit. Other cash uses were $142.3 million used for the repurchase of common shares, $25.0 million for the payment of dividends and $15.0 million repayment on the 2012 Note Purchase Agreement. Other cash sources borrowings of $250.6 million under the revolving lines of credit and $10.9 million of proceeds from the issuance of common stock in connection with stock option exercises.

During the year ended December 31, 2018, the decrease in net cash used in financing activities was primarily caused by $218.1 million of repayments under revolving lines of credit and $25.1 million used for the payment of dividends. These cash uses were partially offset by borrowings of $129.4 million under the revolving lines of credit and $9.4 million of proceeds from the issuance of common stock in connection with stock option exercises.

Share Repurchase Program

In May 2019, our Board of Directors approved a share repurchase program which authorizes the purchase of our common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 2,711,952 shares at an aggregate cost of $123.2 million for the year ended December 31, 2020. We repurchased a total of 3,323,104 shares at an aggregate cost of $142.3 million for the year ended December 31, 2019. The remaining authorization as of February 25, 2021 is $5.3 million and this Repurchase Program expires on May 13, 2021. We intend to fund any future purchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Income Taxes

At December 31, 2020 and in accordance with the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $436 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise, we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2020. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $63 million at December 31, 2020.

As of December 31, 2020, we had approximately $65.2 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2021; approximately $108.4 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $18.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credit carryforward of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended (“Code”) and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Credit Facilities

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

As of December 31, 2020, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150 million of U.S. Dollar to Swiss Franc and a notional value of $355 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, we lowered our net interest expense by $7.2 million and $0.6 million during the year ended December 31, 2020 and 2019, respectively. We anticipate these swap agreements will lower net interest expense by approximately $8.8 million in 2021 and $4.8 million in 2022.

We had the following debt outstanding (in millions):

	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	335.5	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.4)	(2.6)
Capital lease obligations and other loans	6.4	4.1
Total debt	844.5	813.3
Current portion of long-term debt	(2.2)	(0.5)
Total long-term debt, less current portion	$842.3	$812.8

There was no amount outstanding under the 2019 Credit Agreement as of December 31, 2020 or 2019.

As of December 31, 2020, we had no off-balance sheet arrangements and we were in compliance with the financial covenants of these debt arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other banking working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at December 31, 2020 (dollars in millions):

	Weighted	Total Amount	Total Amount		Outstanding	Total Committed
	Average	Committed	Uncommitted	Outstanding	Letters	and Uncommitted
	Interest Rate	by Lenders	by Lenders	Borrowings	of Credit	Amounts Available
2019 Credit Agreement	1.3%	$600.0	—	$—	$0.1	$599.9
Bank guarantees and working capital line	0.0%	132.9	103.3	—	132.9	103.3
Total revolving lines of credit		$732.9	103.3	$—	$133.0	$703.2

As of December 31, 2020, we were in compliance with the covenants of all debt agreements.

Other Liquidity Matters

The following table summarizes maturities for our significant financial obligations as of December 31, 2020 (in millions):

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Other long-term debt, including current portion	$846.9	$2.6	$128.6	$131.0	$584.7
Interest payable on long-term debt (1)	60.6	11.5	19.3	13.7	16.1
Unconditional purchase commitments (2)	313.9	281.9	31.2	0.8	—
Acquisition-related contingent consideration (3)	4.3	2.7	1.6	—	—
Finance lease obligations	3.5	1.2	1.8	0.5	—
Operating lease liabilities	72.0	22.6	25.6	12.9	10.9
2017 Tax Act impact	26.9	2.8	15.2	8.9	—
Pension liabilities	86.8	8.3	15.8	17.0	45.7
Uncertain tax contingencies	24.5	4.6	6.2	11.0	2.7
	$1,439.4	$338.2	$245.3	$195.8	$660.1

(1)  Interest payable on long-term debt is net of the impact of our cross-currency and interest rate swap agreements.

(2)  Unconditional purchase commitments include agreements to purchase goods, services, or fixed assets that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancellable at any time without penalty.

(3)  Acquisition-related contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements.

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

Income taxes

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

On December 22, 2017 (Enactment Date), former President Trump signed the 2017 Tax Act, which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. We have completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act. Changes in the tax rates and laws are accounted for in the period of enactment.

Inventories

Inventories are stated at the lower of cost and net realizable value, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain other subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow-moving products or products no longer offered for sale. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale and have a history of selling these demonstration units. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

Goodwill, other intangible assets and other long-lived assets

We evaluate goodwill and other indefinite lived intangible assets for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The adoption of this ASU on January 1, 2020 did not have a material impact on our consolidated financial statements.

We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

Business Combinations

We account for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, we measure the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired is based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recently issued accounting pronouncements may be found in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Foreign Currency Risk

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

For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we would have received before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S. dollar strengthened against the Japanese Yen, our Japanese-based competitors would have a greater pricing advantage over us. Our revenue by geography was as follows (dollars in millions):

	2020		2019		2018
		Percentage of		Percentage of		Percentage of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
United States	$455.9	22.9%	$529.8	25.6%	$489.4	25.8%
Europe	764.7	38.5	718.8	34.7	701.3	37.0
Asia Pacific	629.1	31.7	651.0	31.4	549.2	29.0
Rest of world	137.8	6.9	173.0	8.3	155.7	8.2
Total revenue	$1,987.5	100.0%	$2,072.6	100.0%	$1,895.6	100.0%

Changes in foreign currency exchange rates increased our revenue by approximately 1.4% in the year ended December 31, 2020 and decreased our revenue by approximately 2.7% in the year ended December 31, 2019.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2020 and 2019, we recorded net gains of $22.0 million and net losses of $20.0 million, respectively, from currency translation adjustments. A 10% depreciation in functional currencies, relative to the U.S. dollar, at December 31, 2020, would have resulted in a reduction of shareholders’ equity of approximately $170.1 million. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency translation gain (loss), net were net losses of $7.9 million and $3.3 million for years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020 and 2019, we have entered into several cross-currency and interest rate swap agreements with a notional value of $150 million of U.S. dollar to Swiss Franc and a notional value of $355 million of U.S. dollar to Euro hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the U.S. GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of income.

From time to time, we have entered into forward currency contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At December 31, 2020 and 2019, we had forward currency contracts with notional amounts aggregating $278.3 million and $74.4 million, respectively. We will continue to evaluate our currency risks, and in the future, may utilize foreign currency contracts more frequently.

Interest Rate Risk

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. We have arrangements with certain customers under which it has a firm committment to deliver copper based on superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities, we enter into commodity hedge contracts. At December 31, 2020 and 2019, we had fixed price commodity contracts with notional amounts aggregating $8.8 million and $5.6 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2020 and 2019 was $3.1 million and $0.3 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation Risk

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of redeemable noncontrolling interest and shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Canopy Biosciences, LLC and SmartTip B.V. from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded Canopy Biosciences, LLC and SmartTip B.V. from our audit of internal control over financial reporting. Canopy Biosciences, LLC and SmartTip B.V. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 0.2% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Goodwill Impairment Assessment – Reporting Unit in Bruker Scientific Instruments(BSI) NANO Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $320.4 million as of December 31, 2020, $228.0 million of which relates to the BSI NANO segment. Management evaluates goodwill for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. Management tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Management determines fair value of reporting units using a weighting of both the market and the income methodologies. In assessing the recoverability of goodwill, management must make assumptions regarding the estimated future cash flows, including the forecasted revenue growth and the discount rate to determine the fair value. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, management recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of a reporting unit in the BSI NANO segment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s siginificant assumptions related to the forecasted revenue growth and the discount rate. The audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the reporting unit; evaluating the appropriateness of using a weighting of both the market and income methodologies; testing the completeness, accuracy, and relevance of underlying data used in the methodologies; and evaluating the significant assumptions used by management related to the forecasted revenue growth and the discount rate. Evaluating management’s assumptions related to the forecasted revenue growth and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s methodologies and discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2021

We have served as the Company’s auditor since 2016.

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$681.8	$678.3
Short-term investments	50.0	6.6
Accounts receivable, net	335.3	362.2
Inventories	692.3	577.2
Other current assets	165.6	172.0
Total current assets	1,925.0	1,796.3

Property, plant and equipment, net	395.5	306.1
Goodwill	320.4	293.0
Intangible assets, net	229.1	233.2
Operating lease assets	67.4	65.6
Deferred tax assets	72.0	60.5
Other long-term assets	39.6	16.8
Total assets	$3,049.0	$2,771.5
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.2	$0.5
Accounts payable	134.6	118.4
Customer advances	189.2	137.9
Other current liabilities	465.9	388.8
Total current liabilities	791.9	645.6
Long-term debt	842.3	812.8
Long-term deferred revenue	50.9	42.8
Deferred tax liabilities	43.1	48.8
Operating lease liabilities	47.0	47.0
Accrued pension	123.4	122.4
Other long-term liabilities	176.1	113.9

Commitments and contingencies (Note 17)

Redeemable noncontrolling interest	—	21.1

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.01 par value 260,000,000 shares authorized, 174,045,610 and 173,502,375 shares issued and 151,987,081 and 154,155,798 outstanding at December 31, 2020 and 2019, respectively	1.7	1.7
Treasury stock at cost, 22,058,529 and 19,346,577 shares at December 31, 2020 and 2019, respectively	(667.0)	(543.8)
Additional paid-in capital	216.3	199.7
Retained earnings	1,406.5	1,274.7
Accumulated other comprehensive (loss) income	3.7	(25.5)
Total shareholders’ equity attributable to Bruker Corporation	961.2	906.8
Noncontrolling interest in consolidated subsidiaries	13.1	10.3
Total shareholders’ equity	974.3	917.1
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,049.0	$2,771.5

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Product revenue	$1,638.1	$1,744.7	$1,576.6
Service revenue	343.4	322.4	311.7
Other revenue	6.0	5.5	7.3
Total revenue	1,987.5	2,072.6	1,895.6

Cost of product revenue	840.2	878.5	801.1
Cost of service revenue	206.5	198.3	193.4
Cost of other revenue	1.0	0.5	1.1
Total cost of revenue	1,047.7	1,077.3	995.6
Gross profit	939.8	995.3	900.0

Operating expenses:
Selling, general and administrative	468.6	500.2	444.7
Research and development	198.0	187.7	173.4
Other charges, net	24.9	6.5	19.5
Total operating expenses	691.5	694.4	637.6
Operating income	248.3	300.9	262.4

Interest and other income (expense), net	(22.5)	(20.5)	(17.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	225.8	280.4	244.7
Income tax provision	64.4	82.4	63.7
Consolidated net income	161.4	198.0	181.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	3.6	0.8	1.3
Net income attributable to Bruker Corporation	$157.8	$197.2	$179.7
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.03	$1.27	$1.15
Diluted	$1.02	$1.26	$1.14

Weighted average common shares outstanding:
Basic	153.4	155.2	156.2
Diluted	154.6	156.6	157.2

Consolidated net income	$161.4	$198.0	$181.0
Foreign currency translation (net of tax of $1.2 million, $5.1 million and $4.4 million, respectively) adjustments	21.6	(20.0)	(25.5)
Pension liability adjustments (net of tax of ($1.7) million, $6.3 million and $3.8 million, respectively)	7.5	(23.0)	15.3
Net comprehensive income	190.5	155.0	170.8
Less: Comprehensive income attributable to noncontrolling interests	4.0	1.8	1.3
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(0.5)	(1.5)	(0.2)
Comprehensive income attributable to Bruker Corporation	$187.0	$154.7	$169.7

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

									Total
									Shareholders’
								Accumulated	Equity	Noncontrolling
	Redeemable				Treasury	Additional		Other	Attributable to	Interests in	Total
	Noncontrolling	Common	Common	Treasury	Stock	Paid-In	Retained	Comprehensive	Bruker	Consolidated	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2017	$—	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5

Restricted shares terminated	—	(6,553)	—	6,553	—	—	—	—	—	—	—
Stock options exercised	—	575,372	—	—	—	10.3	—	—	10.3	—	10.3
Restricted stock units vested	—	183,772	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock-based compensation	—	—	—	—	—	11.3	—	—	11.3	—	11.3
Shares returned from 2017 acquisition	—	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	—	(7,105)	—	7,105	(0.2)	—	—	—	(0.2)	—	(0.2)
Acquired 80% interest in Hain LifeScience GmbH	23.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.1)	—	(25.1)	—	(25.1)
Adoption impact from new revenue standard	—	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Consolidated net income	(0.2)	—	—	—	—	—	179.7	—	179.7	1.3	181.0
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(10.0)	(10.0)	(0.2)	(10.2)
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised		626,796	—	—	—	12.0	—	—	12.0	—	12.0
Restricted stock units vested		241,359	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock-based compensation	—	—	—	—	—	11.9	—	—	11.9	—	11.9
Shares issued from 2017 acquisition	—	3,087	—	(3,087)	0.1	—	—	—	0.1	—	0.1
Shares repurchased	—	(3,323,104)	—	3,323,104	(142.3)	—	—	—	(142.3)	—	(142.3)
Treasury stock acquired		(1,680)	—	1,680	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.0)	—	(25.0)	—	(25.0)
Consolidated net income	(1.1)	—	—	—	—	—	197.2	—	197.2	1.9	199.1
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(42.5)	(42.5)	(0.1)	(42.6)
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	241,915	—	—	—	4.9	—	—	4.9	—	4.9
Restricted stock units vested	—	301,320	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	—	—	—	13.3	—	—	13.3	—	13.3
Shares repurchased	—	(2,711,952)	—	2,711,952	(123.2)	—	—	—	(123.2)	—	(123.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(24.7)	—	(24.7)	—	(24.7)
Consolidated net income	—	—	—	—	—	—	157.8	—	157.8	3.6	161.4
Other comprehensive income (loss)	(0.5)	—	—	—	—	—	—	29.2	29.2	0.4	29.6
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net income	$161.4	$198.0	$181.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	80.4	75.6	64.9
Stock-based compensation expense	16.0	9.6	11.3
Deferred income taxes	(22.5)	(5.4)	(15.1)
Impairment and other non-cash expenses, net	27.3	10.1	39.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40.8	(5.0)	(30.5)
Inventories	(91.6)	(60.2)	(35.5)
Accounts payable and accrued expenses	(2.4)	15.9	5.0
Income taxes payable	42.9	13.1	4.0
Deferred revenue	16.9	7.3	7.1
Customer advances	51.7	4.2	3.5
Other changes in operating assets and liabilities	11.3	(49.8)	4.2
Net cash provided by operating activities	332.2	213.4	239.7
Cash flows from investing activities:
Purchase of short-term investments	(150.0)	(6.4)	—
Maturity of short-term investments	106.1	—	117.0
Purchase of available for sale debt securities	(1.2)	—	—
Cash paid for acquisitions, net of cash acquired	(59.2)	(90.0)	(191.6)
Purchases of property, plant and equipment	(97.2)	(73.0)	(49.2)
Proceeds from sales of property, plant and equipment	0.2	11.0	0.4
Net proceeds from cross-currency swap agreements	8.6	—	—
Net cash used in investing activities	(192.7)	(158.4)	(123.4)
Cash flows from financing activities:
Proceeds from 2019 Note Purchase Agreement	—	297.9	—
Proceeds from 2019 Term Loan Agreement	—	300.0	—
Repayments of revolving lines of credit	(305.1)	(361.9)	(218.1)
Proceeds from revolving lines of credit	297.5	250.6	129.4
Repayment of 2012 Note Purchase Agreement	—	(15.0)	—
Repayment of other debt, net	(0.7)	(4.6)	(4.8)
Payment of deferred financing costs	(0.1)	(4.4)	—
Proceeds from issuance of common stock, net	3.3	10.9	9.4
Payment of contingent consideration	(7.5)	(6.2)	(2.3)
Payment of dividends to common stockholders	(24.6)	(25.0)	(25.1)
Repurchase of common stock	(123.2)	(142.3)	—
Cash payments to noncontrolling interests	(1.2)	—	(0.9)
Net cash (used in) provided by financing activities	(161.6)	300.0	(112.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25.7	0.6	(6.5)
Net change in cash, cash equivalents and restricted cash	3.6	355.6	(2.6)
Cash, cash equivalents and restricted cash at beginning of year	681.9	326.3	328.9
Cash, cash equivalents and restricted cash at end of year	$685.5	$681.9	$326.3
Supplemental cash flow information:
Cash paid for interest	$28.7	$16.0	$11.7
Cash paid for taxes	$43.0	$61.3	$60.5
Restricted cash period beginning balance	$3.6	$3.9	$3.9
Restricted cash period ending balance	$3.7	$3.6	$3.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bruker BioSpin - The Bruker BioSpin Group designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Bruker BioSpin Group’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) - The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority and wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Redeemable Noncontrolling Interests

The Company had an agreement with noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. These rights were accelerated in certain events. As the redemption is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classified the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. Subsequent to the acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest were recorded through retained earnings. The Company exercised its option to purchase the remainder of the entity during 2020. The carrying value of the noncontrolling interest was accreted to the redemption value through retained earnings and then reclassified to additional paid in capital. At December 31, 2020, there were no redeemable noncontrolling interests.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired is based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.

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

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that, other than as reported herein, there are no material recognized or unrecognized subsequent events.

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

Short-term Investments

Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2020, 2019 and 2018, as cost approximates current fair value. There were no short-term investments held by the Company as of December 31, 2018.

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

Accounts Receivable, net

Accounts receivable have been reduced by an allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in our accounts receivable. The Company’s allowance is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly rated financial institutions. The risk with respect to derivative instruments is minimized by the Company’s policy of entering into arrangements with highly rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $3.0 million and $3.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, no single customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2020, 2019 and 2018, no single customer represented 10% or more of the Company’s total revenue.

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

Estimated Useful Life
Buildings	25 to 40 years
Machinery and equipment	3 to 10 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding the estimated future cash flows, including forecasted revenue growth and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The adoption of this ASU on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

The Company tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.

In process research and development, or IPR&D, acquired as part of business combinations under the acquisition method represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned before completion or is otherwise determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income and comprehensive income in the period the project is abandoned or impaired. At December 31, 2020 and 2019, the Company did not have any IPR&D.

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Existing technology and related patents	3 to 15 years
Customer and distributor relationships	5 to 15 years
Trade names	5 to 15 years

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets are less than the assets’ carrying value and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. Impairment losses are charged to the consolidated statements of income and comprehensive income for the difference between the fair value and carrying value of the asset.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard, effective as of January 1, 2019, superseded previous U.S. GAAP guidance on leases and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use (ROU) assets and lease liabilities, as well additional disclosures pertaining to those leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating. The remaining lease term ranges from 2021 to 2034, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, future rent increases tied to an index or rate, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.

At the commencement date, operating and finance lease liabilities, and their corresponding ROU assets, are recorded based on the present value of lease payments over the expected lease term. The lease term includes the non-cancellable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The interest rate implicit in lease contracts is typically not readily determinable, therefore an incremental borrowing rate is used to calculate the lease liability. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as prepayments, lease incentives received or initial direct costs paid.

Shipping and Handling Costs

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $28.3 million, $27.0 million and $25.2 million in the years ended December 31, 2020, 2019 and 2018, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

Research and Development

The Company commits substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to its customers. The Company conducts research primarily to enhance system performance and improve the reliability of existing products, and to develop revolutionary new products and solutions. Research and development costs are expensed as incurred and include salaries, wages and other personnel related costs, material costs and depreciation, consulting costs and facility costs.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $9.7 million, $15.4 million and $14.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The determination of the fair value of stock-based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rates and expected dividends. Risk-free interest rates are based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through a calculation based on historical experience. Expected volatility is based the Company’s historical volatility results. Expected dividend yield is based on the estimated annualized dividend yield on our stock based on our history of paying dividends. The Company utilizes an estimated forfeiture rate derived from an analysis of historical data.

Assumptions regarding volatility, expected term, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2020		2019		2018
Risk-free interest rates	0.23%		1.55%		2.80%
Expected life	5.1	years	5.3	years	5.4	years
Volatility	34.1%		29.57%		28.46%
Expected dividend yield	0.37%		0.38%		0.47%
Weighted-average fair value per share	$12.08		$11.16		$9.50

Stock-based compensation for restricted stock awards and restricted stock units is expensed ratably over the vesting period based on the grant date fair value.

Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the years ended December 31, 2020 and 2019.

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

In December 2019, a novel strain of coronavirus, referred to as COVID-19, surfaced in Wuhan, China. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The virus has spread globally. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company’s business include temporary closures of many of its government and university customers and suppliers, disruptions or restrictions on its employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. Certain jurisdictions, including many within the United States, implemented policies with the goal of re-opening these markets only to return to restrictions in the face of increases in new COVID-19 cases. For example, a number of states, including California, Massachusetts and New Jersey where the Company has significant operations, had issued shelter in place or stay-at-home orders. Although these states have begun implementing phased re-opening policies, many of the Company’s employees in these areas continue to work remotely, and any re-openings may be delayed or pulled back if the virus continues to spread or as new strains of the virus emerge. In addition, a number of the Company’s production facilities had to either temporarily close or operate on a reduced capacity. Most commercial activity in sales and marketing, and customer demonstrations and applications training, are either being conducted remotely or postponed. Customer purchasing departments are operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets. Even where customers have re-opened their sites, many still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols. Any resurgence of the virus or the emergence of new strains of the virus may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and reduction in operations at Bruker, customers, distributors, and/or suppliers have and will continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. This disruption of the Company’s employees, distributors, suppliers and customers has and will continue to impact the Company’s global sales and future operating results.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations, including its impact on revenue in 2021. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on its operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any resurgence of the virus or the emergence of new strains of the virus, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.

The preparation of the consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact the business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the effectiveness of any COVID-19 vaccines and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management's estimates if these results differ from historical experience.

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

3.    Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Updates (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits. This ASU is effective for the Company in fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the adoption did not have a material impact on it’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 and the adoption did not have a material impact on it’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event has occurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income (loss). This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 using a modified retrospective method for all financial assets measured at amortized cost. The new standard impacts the Company's accounts receivables and off-balance sheet credit exposures. The new standard did not have an impact on the Company’s results of operations and cash flows.

4.    Revenue

The following table presents the Company’s revenues by Group (in millions):

	2020	2019	2018
Revenue by Group:
Bruker BioSpin	$600.0	$621.4	$591.1
Bruker CALID	653.9	623.5	547.8
BSI NANO	556.1	632.7	568.1
BEST	189.5	209.9	194.8
Eliminations	(12.0)	(14.9)	(6.2)
Total revenue	$1,987.5	$2,072.6	$1,895.6

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	2020	2019	2018
Revenue recognized at a point in time	$1,726.7	$1,847.4	$1,716.8
Revenue recognized over time	260.8	225.2	178.8
Total revenue	$1,987.5	$2,072.6	$1,895.6

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of December 31, 2020, remaining performance obligations were approximately $2,006.7 million. The Company expects to recognize revenue on approximately 67.3% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the consolidated balance sheets. The balance of contract assets as of December 31, 2020 and December 31, 2019 was $41.8 million and $43.9 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when revenue recognition is expected. As of December 31, 2020 and December 31, 2019, the contract liabilities were $399.4 million and $312.5 million, respectively. The increase in the contract liability balance during the year ended December 31, 2020 is primarily a result of a delay in instrument installation due to customer facility closures or reduced operations as a result of COVID-19. Approximately $184.8 million of the contract liability balance on December 31, 2019 was recognized as revenue during the year ended December 31, 2020.

5.    Acquisitions

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

2020

Canopy Biosciences

On September 10, 2020, Bruker acquired Canopy Biosciences, LLC (“Canopy”) for a purchase price of $24.2 million with the potential for additional consideration of up to $5.0 million based on achieving revenue targets in calendar years 2021 and 2022. Canopy is a leader in high multiplex biomarker imaging for immunology, immune-oncology and cell therapy. Canopy will be integrated into the BSI Nano Segment. The acquisition is being accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$24.4
Contingent consideration	0.5
Cash acquired	(0.5)
Working capital adjustment	0.3
Total consideration transferred	$24.7

Allocation of Consideration Transferred:
Inventories	$1.1
Accounts receivable	1.2
Other current and non-current assets	1.0
Property, plant and equipment	0.9
Operating lease assets	0.3
Intangible assets:
Technology	5.7
Customer relationships	6.1
Trade name	0.7
Backlog	0.3
Goodwill	12.0
Deferred taxes, net	(2.0)
Liabilities assumed	(2.6)
Total consideration allocated	$24.7

The preliminary fair value allocation included contingent consideration in the amount of $0.5 million, which represented the estimated fair value of future payments to the former shareholders of Canopy based on achieving revenue targets for calendar years 2021 and 2022. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the customer relationships and technology, eight years for the trade name and one year for the backlog intangible asset.

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

In addition to the acquisitions noted above, in 2020 the Company completed acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

			Total	Cash
Name of Acquisition	Date Acquired	Segment	Consideration	Consideration
SmartTip B.V.	April 1, 2020	BSI Nano	$3.1	$2.4
Integrated Proteomics Applications, Inc.	August 7, 2020	BSI Life Science	3.0	3.0
			$6.1	$5.4

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

In addition to the Rave acquisition noted above, in the year ended December 31, 2019, the Company completed various other acquisitions that collectively complemented the Company’s existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for each of these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI Life Science	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
PMOD Technologies GmbH	July 1, 2019	BSI Life Science	8.9	7.9
Magnettech GmbH	October 2, 2019	BSI Life Science	9.3	9.3
BioVendor Instruments a.s.	November 1, 2019	BSI Life Science	1.3	1.3
			$38.1	$34.9

2018

In the year ended December 31, 2018, the Company completed various acquisitions that collectively complemented the its existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses.

The following tables reflect the consideration transferred and the respective reportable segment for each of the 2018 acquisitions (in millions):

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

Anasys

On April 8, 2018, the Company acquired a 100% interest in Anasys Instruments Corp. (Anasys), a privately held company, for a purchase price of $27.0 million with the potential for additional consideration based on achieving revenue targets in 2019 and 2020. Anasys develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments. Anasys was integrated into the BSI NANO Segment.

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

The fair value allocation included contingent consideration in the amount of $4.3 million, which represented the estimated fair value of future payments to the former shareholders of JPK based on JPK achieving various operational achievements for the years 2019 and 2020. The Company completed the fair value allocation in the second quarter of 2019. The amortization period for all intangible assets acquired in connection with JPK is eight years, except for backlog which was amortized over one year.

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

Hain

On October 15, 2018, Bruker acquired an 80% interest in Hain Lifescience GmbH (Hain) for a purchase price of Euro 66 million (approximately $76.4 million) and had options to acquire the remaining 20% exercisable after 2022. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing. Hain is located in Nehren, Germany and was integrated into the BSI Life Science Segment.

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

6.    Allowance for Doubtful Accounts

The following is a summary of the components for allowance for doubtful accounts (in millions):

Balance at December 31, 2017	$4.7
Additions	0.8
Deductions	(1.7)
Balance at December 31, 2018	3.8
Additions	1.5
Deductions	(1.9)
Balance at December 31, 2019	3.4
Additions	0.9
Deductions	(1.3)
Balance at December 31, 2020	$3.0

7.    Inventories

Inventories consisted of the following (in millions):

	2020	2019
Raw materials	$198.8	$188.8
Work-in-process	245.7	206.4
Finished goods	152.1	104.5
Demonstration units	95.7	77.5
Inventories	$692.3	$577.2

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At December 31, 2020 and 2019, inventory-in-transit was $67.8 million and $36.0 million, respectively.

8.     Property, Plant and Equipment, Net

The following is a summary of property, plant and equipment, net by major asset class (in millions):

	2020	2019
Land	$36.5	$26.5
Building and leasehold improvements	374.7	305.2
Machinery, equipment, software and furniture and fixtures	416.8	400.0
	828.0	731.7
Less accumulated depreciation and amortization	(432.5)	(425.6)
Property, plant and equipment, net	$395.5	$306.1

Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2020, 2019 and 2018 was $44.7 million, $37.3 million and $36.0 million, respectively.

9.     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill by segment (in millions):

	BSI Life
	Science	BSI NANO	BEST	Total
Balance at December 31, 2017	$8.9	$160.9	$—	$169.8
Current period additions/adjustments	64.1	44.9	—	109.0
Foreign currency impact	(1.0)	(2.1)	—	(3.1)
Balance at December 31, 2018	72.0	203.7	—	275.7
Current period additions/adjustments	13.1	6.3	0.3	19.7
Foreign currency impact	(0.9)	(1.5)	—	(2.4)
Balance at December 31, 2019	84.2	208.5	0.3	293.0
Current period additions/adjustments	—	13.7	—	13.7
Foreign currency impact	7.9	5.8	—	13.7
Balance at December 31, 2020	$92.1	$228.0	$0.3	$320.4

As a result of the impact of the COVID-19 pandemic, the Company performed an interim impairment assessment of the goodwill balance as of March 31, 2020 using a combination of both quantitative and qualitative approaches. Based on this interim assessment, the Company concluded the fair values of each of the reporting units were significantly greater than their carrying amounts, and therefore, no impairment is required. The goodwill assessment was based on management's estimates and assumptions, certain of which are dependent on external factors. No further triggering events were identified subsequent to March 31, 2020. To the extent actual results differ materially from these estimates, and the risks presented by COVID-19 and the current economic environment persist to negatively affect the Company’s operations in subsequent periods, further interim impairment assessments could be required, which could result in an impairment of goodwill.

The Company performed its annual impairment evaluation using both a quantitative and qualitative approach at December 31, 2020 and 2019, and a quantitative approach at December 31, 2018 and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of the Company’s reporting units was greater than their carrying amounts and, therefore, no impairment was required.

The Company has recorded $3.1 million in the cumulative impairment of goodwill.

Intangible Assets

The following is a summary of intangible assets (in millions):

	2020			2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$309.8	$(194.6)	$115.2	$300.9	$(182.4)	$118.5
Customer relationships	148.3	(45.4)	102.9	134.7	(30.9)	103.8
Non-compete contracts	—	—	—	1.8	(1.8)	—
Trade names	15.2	(4.4)	10.8	13.7	(2.9)	10.8
Other	0.3	(0.1)	0.2	5.5	(5.4)	0.1
Intangible assets	$473.6	$(244.5)	$229.1	$456.6	$(223.4)	$233.2

For the years ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense of approximately $35.8 million, $38.3 million and $28.9 million, respectively, in the consolidated statements of income and comprehensive income.

The estimated future amortization expense related to amortizable intangible assets is as follows (in millions):

2021	$36.3
2022	30.7
2023	28.0
2024	25.6
2025	24.7
Thereafter	83.8
Total	$229.1

10.    Other Current Liabilities

The following is a summary of other current liabilities (in millions):

	2020	2019
Deferred revenue	$118.0	$102.6
Accrued compensation	110.6	105.7
Accrued warranty	20.3	21.1
Contingent consideration	2.7	12.6
Income taxes payable	98.0	52.4
Other taxes payable	18.5	17.5
Derivative liabilities	8.0	1.2
Operating leases	21.3	20.6
Legal and professional fees	14.3	8.8
Other accrued expenses	54.2	46.3
Other current liabilities	$465.9	$388.8

The following table sets forth the changes in accrued warranty (in millions):

Balance at December 31, 2017	$20.6
Accruals for warranties issued during the year	21.3
Settlements of warranty claims	(21.5)
Foreign currency impact	(0.7)
Balance at December 31, 2018	19.7
Accruals for warranties issued during the year	24.5
Settlements of warranty claims	(22.9)
Foreign currency impact	(0.2)
Balance at December 31, 2019	21.1
Accruals for warranties issued during the year	19.2
Settlements of warranty claims	(21.1)
Foreign currency impact	1.1
Balance at December 31, 2020	$20.3

11.   Debt

The Company’s debt obligations consist of the following (in millions):

	2020	2019
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	335.5	306.8
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.4)	(2.6)
Capital lease obligations and other loans	6.4	4.1
Total debt	844.5	813.3
Current portion of long-term debt	(2.2)	(0.5)
Total long-term debt, less current portion	$842.3	$812.8

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

The new revolving credit agreement replaced the Company’s $500 million five-year revolving credit agreement established on October 27, 2015, which was terminated on December 11, 2019. The existing $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, which the Company issued pursuant to a note purchase agreement dated January 18, 2012, remain in full force and effect.

Each of the revolving credit agreements, term loan agreement and note purchase agreements are described below.

2019 Revolving Credit Agreement

On December 11, 2019, the Company entered into a new credit agreement, referred to as the 2019 Revolving Credit Agreement. The 2019 Revolving Credit Agreement provides for a five-year revolving credit facility in the U.S. Dollar equivalent amount of $600 million, comprised of sub-facilities for revolving loans, swing-line loans, letters of credit and foreign borrowings. The 2019 Revolving Credit Agreement also provides for an uncommitted incremental facility whereby, under certain circumstances, the Company may, at its option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $250 million. Loans under the 2019 Revolving Credit Agreement will be repayable in full at maturity and may also be prepaid at the Company’s option in whole or in part without premium or penalty. Amounts borrowed under the 2019 Revolving Credit Agreement may be repaid and reborrowed from time to time prior to the maturity date. The obligations under the 2019 Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly (dollars in millions):

						Total
						Committed and
	Weighted	Total Amount	Total Amount		Outstanding	Uncommitted
	Average	Committed by	Uncommitted by	Outstanding	Letters of	Amounts
	Interest Rate	Lenders	Lenders	Borrowings	Credit	Available
2019 Credit Agreement	1.3%	$600.0	—	$—	$0.1	$599.9
Bank guarantees and working capital line	0.0%	132.9	103.3	—	132.9	103.3
Total revolving lines of credit		$732.9	103.3	$—	$133.0	$703.2

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

Interest on the 2019 Senior Notes is payable semi-annually on June 11 and December 11 of each year, commencing June 11, 2020. The 2019 Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The Company may prepay some or all of the 2019 Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the 2019 Senior Notes then outstanding at a price equal to the sum of (a) the principal amount to be prepaid, plus accrued and unpaid interest, (b) any applicable “make-whole” amount, and (c) certain other fees and expenses. In the event of a change in control (as defined in the 2019 Note Purchase Agreement) of the Company, the Company may be required to prepay the 2019 Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and certain other fees and expenses.

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

The 2012 Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The 2012 Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The 2012 Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2012 Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of 2012 Senior Notes affected thereby may declare all 2012 Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2012 Senior Notes may declare all the 2012 Senior Notes to be due and payable immediately. Pursuant to the 2012 Note Purchase Agreement, so long as any 2012 Senior Notes are outstanding, the Company will not permit (i) its leverage ratio, as determined pursuant to the 2012 Note Purchase Agreement, as of the end of any

fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the 2012 Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the 2012 Note Purchase Agreement.

As of December 31, 2020, the Company was in compliance with the covenants of all debt agreements.

Annual maturities of debt outstanding, less deferred financing cost amortization are as follows (in millions):

2021	$2.6
2022	112.0
2023	16.6
2024	115.8
2025	15.2
Thereafter	584.7
Total	$846.9

As of December 31, 2020 and 2019, the Company has entered into several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $7.2 million and $0.6 million during 2020 and 2019, respectively. The losses related to hedges of net asset investments in international operations that were recorded within the cumulative translational adjustment section of other comprehensive income were $47.1 million and $6.8 million for the years ended December 31, 2020 and 2019, respectively.

Interest expense for the years ended December 31, 2020, 2019 and 2018 was $14.4 million, $16.0 million and $12.6 million, respectively.

12.    Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits and money market funds	$183.2	$—	$183.2	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.6	—	7.6	—
Foreign exchange contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.1	—	3.1	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$247.3	$—	$246.1	$1.2

Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Hybrid instrument liability	13.9	—	—	13.9
Interest rate and cross currency swap agreements	61.5	—	61.5	—
Foreign exchange contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$80.1	$—	$61.9	$18.2

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits and money market funds	$9.0	$—	$9.0	$—
Short-term investments	6.6	—	6.6	—
Interest rate and cross currency swap agreements	10.1	—	10.1	—
Foreign exchange contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$27.0	$—	$27.0	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Hybrid instrument liability	10.6	—	—	10.6
Interest rate and cross currency swap agreements	16.9	—	16.9	—
Foreign exchange contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$44.3	$—	$17.9	$26.4

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the year ended December 31, 2020 or 2019.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $549.8 million and $517.4 million at December 31, 2020 and 2019, respectively, based on market and observable sources with similar maturity dates.The remaining long-term debt has variable interest rates and the cost approximates fair value accordingly.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2020, 2019 and 2018.

Debt securities consist of investments in redeemable preferred stock. Debt securities are classified as either current or long-term investments based on their contractual maturities unless the Company intends to sell an investment within the next twelve months, in which case it is classified as current on the consolidated balance sheets. Debt securities are classified as available for sale and are carried at fair value.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2018	$15.1
Current period additions	5.4
Current period adjustments	2.3
Current period settlements	(6.7)
Foreign currency effect	(0.3)
Balance at December 31, 2019	15.8
Current period additions	1.2
Current period adjustments	(4.4)
Current period settlements	(8.7)
Foreign currency effect	0.4
Balance at December 31, 2020	$4.3

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

The following table sets forth the changes in hybrid instrument liability (in millions):

Balance at December 31, 2018	$12.9
Current period additions	(2.3)
Balance at December 31, 2019	10.6
Current period additions	2.6
Foreign currency effect	0.7
Balance at December 31, 2020	$13.9

13.   Derivative Instruments and Hedging Activities

Interest Rate Risk

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Credit Agreement and the 2019 Term Loan.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2020 and 2019, the Company has fixed price commodity contracts with notional amounts aggregating $8.8 million and $5.6 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues.

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

The Company had the following notional amounts outstanding under foreign exchange contracts and cross-currency interest rate swap agreements (in millions):

	December 31, 2020		December 31, 2019
	Notional Amount		Notional Amount
	in U.S. Dollars	Fair Value	in U.S. Dollars	Fair Value
Forward Currency Contracts (1):
Assets	$175.8	$2.1	$66.7	$0.9
Liabilities	102.5	(0.4)	7.7	(0.4)

Cross-Currency and Interest Rate Swap Agreements (2):
Liabilities	505.0	(53.9)	505.0	(6.8)
	$783.3	$(52.2)	$579.4	$(6.3)
(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $7.5 million for the delivery of products and $4.8 million for the purchase of products at December 31, 2020 and $12.3 million for the delivery of products and $6.1 million for the purchase of products at December 31, 2019. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above were recorded in the consolidated balance sheets as follows (in millions):

	December 31,	December 31,
	2020	2019
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$7.6	$10.1
Other current liabilities	(4.3)	—
Other long-term liabilities	(57.2)	(16.9)
Total derivatives designated as hedging instruments	(53.9)	(6.8)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$2.1	$0.9
Other current liabilities	(0.4)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	0.1	0.1
Other current liabilities	—	(0.6)
Fixed price commodity contracts
Other current assets	3.1	0.3
Total derivatives not designated as hedging instruments	4.9	0.3

Total derivatives	$(49.0)	$(6.5)

The following is a summary of the activity included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Years Ended
		December 31,
	Financial Statement Classification	2020	2019	2018
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$2.1	$3.0	$(7.0)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.5	—	1.5
Total		$2.6	$3.0	$(5.5)
Derivatives designated as Cash Flow hedging instruments
Interest rate cross-currency swap agreements
Interest incurred	Interest and other income (expense), net	$(3.0)	$—	$—
Unrealized gains (losses) on contracts	Accumulated other comprehensive income	(20.4)	2.0	—
Total		$(23.4)	$2.0	$—
Derivatives designated as Net Investment hedging instruments
Interest rate cross-currency swap agreements
Interest earned	Interest and other income (expense), net	$10.1	$0.6	$—
Unrealized losses on contracts	Accumulated other comprehensive income	(26.7)	(8.8)	—
Total		$(16.6)	$(8.2)	$—

14.   Income Taxes

The domestic and foreign components of income before taxes are as follows (in millions):

	2020	2019	2018
Domestic	$(31.1)	$3.8	$(15.4)
Foreign	256.9	276.6	260.1
Total income before provision for income taxes	$225.8	$280.4	$244.7

The components of the income tax provision are as follows (in millions):

	2020	2019	2018
Current income tax expense:
Federal	$(0.5)	$0.6	$10.1
State	(0.5)	2.2	1.0
Foreign	85.4	82.1	61.8
Total current income tax expense	84.4	84.9	72.9

Deferred income tax (benefit) expense:
Federal	(4.9)	(2.2)	(15.4)
State	(1.0)	0.3	(0.3)
Foreign	(14.1)	(0.6)	6.5
Total deferred income tax (benefit) expense	(20.0)	(2.5)	(9.2)
Income tax provision	$64.4	$82.4	$63.7

The income tax provision differs from the tax provision computed at the U.S. federal statutory rate due to the following significant components:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differential	4.9	5.9	4.6
Permanent differences	1.6	1.1	0.7
Mandatory Repatriation	0.5	(0.6)	1.7
Tax contingencies	1.4	1.4	0.9
Change in tax rates	0.1	0.3	1.1
Withholding taxes	(0.1)	(0.1)	0.1
Repatriation of foreign earnings	0.6	0.3	(4.9)
State income taxes, net of federal benefits	(0.6)	0.7	(0.4)
Purchase accounting	—	—	0.1
Tax credits	(0.6)	(0.6)	—
Other	(1.3)	—	0.6
Change in valuation allowance for unbenefitted losses	1.0	—	0.5
Effective tax rate	28.5%	29.4%	26.0%

The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows (in millions):

	2020	2019
Deferred tax assets:
Accrued expenses	$4.7	$7.5
Compensation	32.3	32.6
Deferred revenue	13.9	8.4
Disallowed interest carryforward	5.0	2.9
Net operating loss carryforwards	31.1	21.2
Foreign tax and other tax credit carryforwards	16.4	11.0
Unrealized currency gain/loss	9.6	6.1
Lease obligations	15.2	16.3
Gross deferred tax assets	128.2	106.0
Less valuation allowance	(6.6)	(4.2)
Total deferred tax assets	121.6	101.8

Deferred tax liabilities:
Accounts receivable	2.7	0.6
Inventory	10.8	13.3
Fixed assets	10.4	4.9
Foreign patent reserves	2.4	2.2
Intangibles	40.2	40.1
Accrued expenses	2.8	0.9
Accrued Withholding Tax	6.7	5.2
Right of use asset	14.9	15.6
Other	2.2	7.3
Total deferred tax liabilities	93.1	90.1
Net deferred tax assets	$28.5	$11.7

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

The Company can only recognize a deferred tax asset to the extent this it is “more likely than not” that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets were as follows (in millions):

Balance at December 31, 2017	$—
Increases recorded as a loss to income tax provision	1.3
Increases recorded as part of acquisition purchase accounting	3.0
Balance at December 31, 2018	$4.3
Decreases recorded as a benefit to income tax provision	(0.1)
Balance at December 31, 2019	$4.2
Increases recorded as part of acquisition purchase accounting	2.4
Balance at December 31, 2020	$6.6

As of December 31, 2020, the Company has approximately $65.2 million net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2021. The Company also has approximately $108.4 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $18.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. The Company also has state research and development tax credit carryforwards of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Code Section 382 and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At December 31, 2020 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. Specifically, the Company asserts that a total of $1.7 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $1.2 billion in unremitted earnings as well as $436 million of non-cash E&P in all jurisdictions not indefinitely reinvested. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $63 million at December 31, 2020.

The Company had gross unrecognized tax benefits, excluding interest, of approximately $22.7 million as of December 31, 2020, that if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by an immaterial amount due to the expiration of statutes of limitations. A tabular reconciliation of the Company’s gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2017	$4.4
Gross increases - tax positions in prior periods	3.1
Lapse of statutes	(0.9)
Gross unrecognized tax benefits at December 31, 2018	6.6
Gross increases - tax positions in prior periods	4.7
Gross increases - current period tax positions	4.7
Lapse of statutes	(0.1)
Gross unrecognized tax benefits at December 31, 2019	$15.9
Gross increases - tax positions in prior periods	1.2
Gross increases - current period tax positions	5.6
Gross unrecognized tax benefits at December 31, 2020	22.7

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. At December 31, 2020 and 2019, the Company had approximately $1.8 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded an expense of $1.1 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended December 31, 2020. There was no benefit recognized during the year ended December 31, 2020.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2020 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.2% from the U.S. statutory rate of 21% in 2020. The tax years 2013 through present are open to examination in Germany and Switzerland. During the 2020 fiscal year, the Company settled tax audits in some of the entities located in Germany for tax years 2013 and 2014. The settlements were immaterial to the consolidated financial statements. Tax years 2013 through present remain open for examination in the United States.

In 2020, the Company was granted an income tax holiday for our manufacturing facility in Malaysia. The tax holiday allows for tax-free operations through February 28, 2023, with the option to apply for a 5 year extension if certain conditions are met, Malaysia tax holiday has an immaterial impact to earnings per share for the year ended December 31, 2020.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), to provide guidance to companies that had not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, companies were permitted to record provisional amounts to the extent reasonable estimates could be made. Additionally, upon obtaining, preparing, or analyzing additional information (including computations), companies were permitted to record additional tax effects and adjustments to previously recorded provisional amounts within one year from the enactment date of the Tax Act.

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

During 2020, the Company recorded a tax expense of $1.1 million related to the recalculation of the toll charge liability as reflected on a 2017 amended tax return. The total toll charge liability as of December 31, 2020 was $35.4 million. Of that amount, approximately $8.5 million has already been paid.

In 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”). We have determined we will elect the GILTI high tax exception as allowed by the final regulations and we will be assessing the impact to our 2018 and 2019 US Federal consolidated income tax returns.

15.   Leases

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

The components of lease expense were as follows (in millions):

	2020	2019
Amortization of right-of-use assets	$0.7	$0.3
Interest on lease liabilities	0.1	—
Total finance lease cost	$0.8	$0.3

Operating lease cost	23.3	24.9
Short term lease cost	3.9	2.2
Variable lease cost	3.4	3.5
Sublease income	(1.9)	(1.2)
Total lease cost	$29.5	$29.7

Prior to the adoption of the new lease standard, total rental expense under operating leases was $25.1 million during the year ended December 31, 2018.

Supplemental balance sheet information related to leases was as follows (dollars in millions):

	December 31,
	2020		2019
Operating leases
Operating lease assets, net	$67.4		$65.6
Other current liabilities	21.3		20.6
Operating lease liability - long term	47.0		47.0

Weighted average remaining lease term	5.2	years	5.0	years
Weighted average discount rate	1.9%		2.3%

Finance leases
Property, plant and equipment, net	$3.7		$1.7
Current portion of long-term debt	0.8		0.4
Long-term debt	2.6		1.1

Weighted average remaining lease term	3.3	years	3.7	years
Weighted average discount rate	2.2%		3.0%

Supplemental cash flow information related to leases was as follows (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1	$—
Operating cash flows from operating leases	24.0	27.1
Financing cash flows from finance leases	0.9	0.4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$24.3	$19.8
Finance leases	2.6	1.2

Future lease payments under operating leases and finance leases as follows (in millions):

	Operating Leases	Finance Leases
Twelve months ending December 31:
2021	$22.6	$1.2
2022	15.0	1.0
2023	10.6	0.8
2024	7.3	0.4
2025	5.6	0.1
Thereafter	10.9	—
Total undiscounted lease payments	72.0	3.5
Less: imputed interest	(3.7)	(0.1)
Total lease liabilities	$68.3	$3.4

16.   Post Retirement Benefit Plans

Defined Contribution Plans

The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $8.1 million, $8.7 million and $8.4 million to such plans in the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company records pension service cost within cost of sales, selling, general and administrative, and research and development expenses while non-service related pension costs are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income. The components of net periodic benefit costs included in the accompanying consolidated statements of income were as follows (in millions):

	2020	2019	2018
Components of net periodic benefit costs:
Service cost	$8.2	$6.4	$7.5
Interest cost	1.1	2.6	2.0
Expected return on plan assets	(2.5)	(2.0)	(1.9)
Amortization of net loss	4.7	2.0	3.8
Net periodic benefit costs	$11.5	$9.0	$11.4

The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows (in millions):

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$255.0	$216.7
Service cost	8.2	6.4
Interest cost	1.1	2.6
Plan participant contributions	4.4	4.8
Plan amendments	(2.8)	—
Plan settlements	—	—
Benefits paid	(5.7)	(2.8)
Actuarial loss (gain)	(6.7)	25.8
Premiums paid	(1.4)	(1.6)
Impact of foreign currency exchange rates	23.1	3.1
Benefit obligation at end of year	275.2	255.0

Change in plan assets:
Fair value of plan assets at beginning of year	131.4	124.6
Return on plan assets	3.1	(2.5)
Plan participant and employer contributions	10.7	11.6
Benefits paid	(5.7)	(2.8)
Plan settlements	—	—
Premiums paid	(1.5)	(1.7)
Impact of foreign currency exchange rates	12.5	2.2
Fair value of plan assets at end of year	150.5	131.4
Net under-funded status	$(124.7)	$(123.6)

Plan amendments relate to a reduction in the conversion rate for the pension plan in Switzerland that will be effective in 2022. The accumulated benefit obligation for the defined benefit pension plans is $260.4 million and $243.6 million at December 31, 2020 and 2019, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2020 and 2019.

The following amounts were recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans (in millions):

	2020	2019
Current liabilities	$(1.9)	$(1.6)
Non-current liabilities	(122.8)	(122.0)
Net benefit obligation	$(124.7)	$(123.6)

The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company’s defined benefit plans (in millions):

	2020	2019	2018
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(2.4)	$(6.0)	$(6.9)
Net actuarial loss	(56.6)	(62.3)	(32.0)
Accumulated other comprehensive loss	(59.0)	(68.3)	(38.9)
Accumulated contributions in excess of net periodic benefit cost	(65.7)	(55.3)	(53.2)
Net amount recognized	$(124.7)	$(123.6)	$(92.1)

The amount in accumulated other comprehensive income at December 31, 2020 expected to be recognized as amortization of net loss within net periodic benefit cost in 2021 is $3.7 million.

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

The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the net periodic benefit costs and the projected benefit obligations are as follows:

	2020	2019	2018
Discount rates	0.1%-1.3%	0.3%-2.3%	0.2%-2.3%
Expected return on plan assets	0.0%-3.0%	0.0%-3.0%	0.0%-3.0%
Expected rate of compensation increase	0.0%-3.0%	0.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

The fair value of the Company’s pension plan assets by asset category and by level in the fair value hierarchy, is as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2020	Total	Available (Level 1)	(Level 2)	(Level 3)
Plan Assets:
Group BPCE Life (a)	$0.5	$—	$0.5	$—
Swiss Life Collective BVG Foundation (b)	150.0	—	150.0	—
Total plan assets	$150.5	$—	$150.5	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2019	Total	Available (Level 1)	(Level 2)	(Level 3)
Plan Assets:
Group BPCE Life (a)	$0.5	$—	$0.5	$—
Swiss Life Collective BVG Foundation (b)	130.9	—	130.9	—
Total plan assets	$131.4	$—	$131.4	$—
(a)	The Company’s pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.
(b)	The Company’s pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.0% on the mandatory withdrawal portion, as defined by Swiss law, and 0.125% on the non-mandatory portion starting 2021. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 65% bonds, 2.5% cash, 7.5% equity investments and 25% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

During 2021, the Company expects contributions to be consistent with 2020. The estimated future benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2020. The following benefit payments reflect future employee service as appropriate (in millions):

2021	$8.3
2022	7.8
2023	8.0
2024	8.4
2025	8.6
2026-2030	45.7

17.   Commitments and Contingencies

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. The Company is vigorously defending against these claims.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited, a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. On February 17, 2020, Micromass expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. The Company is vigorously defending against these claims and does not expect any material losses in excess of amounts already accrued.

At December 31, 2020 and 2019, no material accruals have been recorded for potential contingencies.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). The Company cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a civil fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three-month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities which ended on March 27, 2020. Sales to Korean entities were less than 4% of the Company’s revenue for the year ended December 31, 2020.

In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. The Company cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a civil fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. There was no suspension imposed in connection with this matter.

At December 31, 2020 and 2019, no material accruals have been recorded for potential contingencies related to these matters. The Company does not expect additional losses to be incurred in excess of the amounts accrued.

Internal Investigations

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 18, 2020, the Company’s Audit Committee initiated an internal investigation into an allegation received in connection with the Company’s fiscal year 2019 year-end close, primarily relating to income tax matters including the effective income tax rate for 2019 and the related income tax balance sheet accounts. The Audit Committee, with the assistance of independent external legal counsel and independent forensic accountants, concluded its investigation in March 2020. This investigation did not identify any material misstatements or omissions regarding the Company’s financial statements, misconduct, violations of the Company’s Code of Conduct, or tone at the top failures.

Unconditional Purchase Commitments

The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The majority of these commitments are expected to be settled during 2021.

Unconditional purchase commitments that are fixed and determinable are as follows (in millions):

2021	$281.9
2022	30.6
2023	0.6
2024	—
2025	0.8
Total	$313.9

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2020, 2019 and 2018, were $8.4 million, $2.6 million and $3.7 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Letters of Credit and Guarantees

At December 31, 2020 and 2019, the Company had bank guarantees of $133.0 million and $143.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

18.    Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	2020	2019	2018
Net income attributable to Bruker Corporation, as reported	$157.8	$197.2	$179.7
Weighted average shares outstanding:
Weighted average shares outstanding-basic	153.4	155.2	156.2
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.2	1.4	1.0
	154.6	156.6	157.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$1.03	$1.27	$1.15
Diluted	$1.02	$1.26	$1.14

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (in millions of shares):

	2020	2019	2018
Stock options	0.2	—	—
Unvested restricted stock awards	—	—	—
Unvested restricted stock units	—	—	0.2

19.   Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of our common stock up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company purchased a total of 2,711,952 shares at an aggregate cost of $123.2 million for the year ended December 31, 2020. The Company purchased a total of 3,323,104 shares at an aggregate cost of $142.3 million for the year ended December 31, 2019. The remaining authorization as of December 31, 2020 is $34.5 million and the Plan expires on May 13, 2021. Any additional purchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash Dividends on Common Stock

Dividends are declared by the Company’s Board of Directors in accordance with the Company’s dividend policy. Under the policy, the Company will target a $0.16 per share cash dividend per annum to the Company’s shareholders payable in equal quarterly installments.

Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax (in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Income (Loss)
Balance at December 31, 2017	$72.2	(45.2)	27.0
Other comprehensive income	(25.3)	11.9	(13.4)
Realized loss on reclassification	—	3.4	3.4
Balance at December 31, 2018	46.9	(29.9)	17.0
Other comprehensive income (loss)	(19.5)	(25.1)	(44.6)
Realized loss on reclassification	—	2.1	2.1
Balance at December 31, 2019	27.4	$(52.9)	$(25.5)
Other comprehensive income	22.0	2.3	24.3
Realized loss on reclassification	—	4.9	4.9
Balance at December 31, 2020	$49.4	$(45.7)	$3.7

Stock Compensation Plans

On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”), and on May 14, 2010, the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors determined to be the Compensation Committee, to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years. As of December 31, 2020, 5,545,090 options and 570,011 restricted stock awards have been granted under the 2010 Plan. At December 31, 2020, 893,045 options were outstanding under the 2010 Plan

In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Stock option awards granted under the 2016 Plan typically vest over a period of one to four years. As of December 31, 2020, 1,406,191 options and 1,882,358 restricted stock units have been granted under the 2016 Plan. At December 31, 2020, 963,131 options and 805,052 restricted stock units were outstanding under the 2016 Plan.

Members of the Company’s Board of Directors receive an annual award of restricted stock units which vest over a one-year service period. Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. Restricted shares of the Company’s common stock were periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which vested ratably over periods of one to four years. The restricted shares of common stock may not be sold or transferred during the restriction period. Restricted stock units of the Company’s common stock are periodically awarded to executive officers, directors and certain employees of the Company which vest ratably over service periods of one to four years.

Stock-based Compensation

The following presents the impact of stock-based compensation expense on our consolidated statements of income (in millions):

	2020	2019	2018
Stock options	$1.8	$2.7	$4.2
Restricted stock awards	—	0.3	0.8
Restricted stock units	11.5	8.9	6.3
Total stock-based compensation	$13.3	$11.9	$11.3

	2020	2019	2018
Costs of product revenue	$2.0	$1.8	$1.7
Selling, general and administrative	9.3	8.3	7.9
Research and development	2.0	1.8	1.7
Total stock-based compensation	$13.3	$11.9	$11.3

In addition to the awards above, the Company recorded stock-based compensation of $2.6 million in year ended December 31, 2020, a benefit of $2.3 million in the year ended December 31, 2019 and additional expense of $0.5 million in the year ended December 31, 2018 related to the 2018 acquisition of Mestrelab Research, S.L.

At December 31, 2020, the Company had $24.9 million of unrecognized pre-tax stock-based compensation expense related to employee and director unvested stock options and restricted stock units that is expected to be recognized over a weighted average remaining service period of 2.6 years.

Stock Option Awards

Stock option activity is as follows:

			Weighted -
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic Value
	Options	Per Share	Term (in Years)	(in millions) (a)
Outstanding at December 31, 2019	1,988,696	$23.43	4.9	$54.8
Granted	125,794	45.54
Exercised	(241,915)	20.29
Forfeited/Expired	(16,399)	20.98
Outstanding at December 31, 2020	1,856,176	$25.32	4.2	$53.5
Exercisable at December 31, 2020	1,546,061	$22.14	3.9	$49.5
Exercisable and expected to vest at December 31, 2020 (b)	1,818,104	$24.95	4.2	$53.1
(a)	Represents the number of vested options at December 31, 2020, plus the number of unvested options at December 31, 2020 that are ultimately expected to vest based on our estimated forfeiture rate.
(b)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our common stock on December 31, 2020.

The total intrinsic value of options exercised was $6.1 million, $15.2 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Unvested Restricted Stock Units

Unvested restricted stock unit activity is presented below:

		Weighted-
		Average Grant
	Shares	Date Fair
	Subject to	Value
	Restriction	Per Share
Outstanding at December 31, 2019	865,101	$34.73
Granted	336,341	43.96
Vested	(336,728)	32.00
Forfeited	(59,662)	35.99
Outstanding at December 31, 2020	805,052	$39.63

The total fair value of restricted stock vested was $15.0 million, $7.9 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

20.    Other Charges, Net

The components of other charges, net were as follows (in millions):

	2020	2019	2018
Acquisition-related expenses (income), net	$2.4	$4.6	$3.4
Professional fees incurred in connection with investigation matters and other legal matters	5.9	2.1	4.5
Information technology transformation costs	2.5	3.7	4.8
Restructuring charges	12.0	(3.9)	6.8
Long-lived asset impairments	2.1	—	—
Other charges, net	$24.9	$6.5	$19.5

Restructuring Initiatives

Restructuring charges for the years ended December 31, 2020, 2019 and 2018 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows (in millions):

	2020	2019	2018
Cost of revenues	$3.8	$5.3	$2.6
Other charges, net	12.0	(3.9)	6.8
	$15.8	$1.4	$9.4

The restructuring charges included a gain on the sale of a building of $7.7 million in the year ended December 31, 2019.

The following table sets forth the changes in the restructuring reserves (in millions):

				Provisions for
				Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	9.4	4.1	5.3	—
Cash payments	(9.2)	(4.4)	(4.8)	—
Non-cash adjustments	(3.5)	0.3	(1.2)	(2.6)
Foreign currency impact	(0.2)	—	—	(0.2)
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	1.4	6.1	(5.0)	0.3
Cash payments	(6.8)	(5.3)	(1.5)	—
Non-cash adjustments	2.9	(0.5)	5.2	(1.8)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	15.8	13.6	2.0	0.2
Cash payments	(10.0)	(8.0)	(2.0)	—
Non-cash adjustments	(1.0)	(0.5)	0.7	(1.2)
Foreign currency impact	0.4	0.3	—	0.1
Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4

21.    Interest and Other Income (Expense), Net

The components of interest and other income (expense), net were as follows (in millions):

	2020	2019	2018
Interest income	$3.2	$1.3	$1.2
Interest expense	(14.4)	(16.0)	(12.6)
Exchange gains (losses) on foreign currency transactions	(8.0)	(3.3)	(3.0)
Pension components	(3.3)	(2.5)	(3.9)
Other	—	—	0.6
Interest and other income (expense), net	$(22.5)	$(20.5)	$(17.7)

22.   Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the consolidated financial statements.

Selected reportable segment information is presented below (in millions):

	2020	2019	2018
Revenue:
BSI Life Science	$1,253.9	$1,244.9	$1,138.9
BSI NANO	556.1	632.7	568.1
BEST	189.5	209.9	194.8
Eliminations (a)	(12.0)	(14.9)	(6.2)
Total revenue	$1,987.5	$2,072.6	$1,895.6
Operating Income:
BSI Life Science	$273.8	$290.3	$244.0
BSI NANO	23.6	40.4	48.4
BEST	6.2	16.4	14.5
Corporate, eliminations and other (b)	(55.3)	(46.2)	(44.5)
Total operating income	$248.3	$300.9	$262.4

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	2020	2019
Assets:
BSI Life Science, BSI NANO & Corporate	$2,964.5	$2,711.6
BEST	88.7	64.6
Eliminations and other (a)	(4.2)	(4.7)
Total assets	$3,049.0	$2,771.5

(a)   Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by the BSI Life Science and BSI NANO Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

Total capital expenditures and depreciation and amortization by segment are presented below (in millions):

	2020	2019	2018
Capital Expenditures:
BSI Life Science	$59.1	$44.4	$27.6
BSI NANO	10.6	18.5	11.6
Corporate	17.4	4.7	3.6
BEST	10.1	5.4	6.4
Total capital expenditures	$97.2	$73.0	$49.2

Depreciation and Amortization:
BSI Life Science	$35.0	$30.5	$24.0
BSI NANO	35.7	35.9	32.2
Corporate	4.0	3.8	4.0
BEST	5.7	5.4	4.7
Total depreciation and amortization	$80.4	$75.6	$64.9

Revenue and long-lived assets (including property, plant and equipment, net and operating lease right of use assets) by geographical area are as follows (in millions):

	2020	2019	2018
Revenue:
United States	$455.9	$529.8	$489.4
Germany	244.9	213.6	201.1
Rest of Europe	519.8	505.2	500.2
Asia Pacific	629.1	651.0	549.2
Other	137.8	173.0	155.7
Total revenue	$1,987.5	$2,072.6	$1,895.6

	2020	2019	2018
Long-lived assets
United States	$61.3	$53.2	$44.1
Germany	227.8	175.1	137.0
Rest of Europe	144.7	118.3	78.7
Asia Pacific	22.1	16.4	6.3
Other	7.1	8.7	4.5
Total long-lived assets	$463.0	$371.7	$270.6

23.    Related Parties

On February 26, 2020, the Company acquired land and buildings at 15 Fortune Drive and 44 Manning Road, both in Billerica MA, for a total purchase price of $12.3 million. Each property was owned by a trust controlled equally by Bruker’s President & CEO, Frank Laukien, and his half-brother, Dirk D. Laukien. Both properties acquired are adjacent to Bruker’s headquarters building at 40 Manning Road, a property already owned by the Company. Bruker BioSpin formerly leased the property at 15 Fortune Drive and will continue to occupy the property for the foreseeable future. The property at 44 Manning Road, which is currently fully leased to unrelated third parties, provides for potential expansion of Bruker operations in the future.

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

We excluded Canopy Biosciences, LLC and SmartTip B.V. from our assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in business combinations during 2020. The total assets and total revenues of Canopy Biosciences, LLC and SmartTip B.V., wholly-owned subsidiaries, collectively represent 0.2% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

PricewaterhouseCoopers LLP, our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Stockholders.

ITEM 11   EXECUTIVE COMPENSATION

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Stockholders.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted‑Average	Compensation
	Upon Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected
Plan Category	Warrants and Rights	Warrants and Rights	in column (a))
Equity compensation plans approved by security holders	2,661,228	$29.65	6,599,781
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	2,661,228	$29.65	6,599,781

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

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Stockholders.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Financial Statements and Schedules

(1)   Financial Statements

The financial statements required by this item are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

(2)   Financial Statement Schedules

The financial statements required by this item are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

(3)   Exhibits

(b)   List of Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date
3.1		Restated Certificate of Incorporation of Bruker Corporation	Form 10-K	March 27, 2020
3.2		Amended and Restated Bylaws of Bruker Corporation	Form 10-Q	August 8, 2020
4.1		Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation	Form 10-K	March 1, 2017
4.2		Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K	March 27, 2020
10.1	†	Bruker Corporation 2010 Incentive Compensation Plan	Schedule 14A	April 14, 2010
10.2	†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2010
10.3	†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2010
10.4	†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement	Form 10-Q	August 9, 2010
10.5	†	Bruker Corporation 2016 Incentive Compensation Plan	Schedule 14A	April 22, 2016
10.6	†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2019
10.7	†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2019
10.8	†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement	Form 10-Q	August 9, 2019
10.9	†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement	Form 10-K	March 1, 2017

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date
10.10

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

			Form 8-K	May 25, 2011
10.11	*	Note Purchase Agreement, dated January 18, 2012	Form 8-K	January 19, 2012
10.12		First Amendment to the Note Purchase Agreement, date January 18, 2012	Form 10-Q	August 7, 2020
10.13

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

			Form 8-K	October 29, 2015
10.14	†	Bruker Corporation 2019 Short-Term Incentive Compensation Program	Form 8-K	February 21, 2019
10.15	†	Offer Letter, dated March 17, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	May 10, 2018
10.16	†	Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	August 9, 2018
10.17	†	Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse	Form 10-Q	August 9, 2018
10.18	†	Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega	Form 10-Q	May 9, 2013
10.19	†

Managing Director Employment Contract, dated as of June 28, 2012, by and between Bruker Daltonik GmbH and Juergen Srega, as amended pursuant to the Supplement to the Managing Director Employment Contract, dated as of December 12, 2019

			Form 10-K	March 27, 2020
10.20	†	Form of Indemnification Agreement of Officers and Directors	Form 8-K	February 11, 2019
10.21		Purchase and Sale Agreement between Bruker Corporation and Frank Laukien and Dirk D. Laukien as Trustees of 44 Manning Road Realty Trust and Umbrina Associates, dated October 31, 2019	Form 10-Q	November 4, 2019

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date
10.22

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

			Form 8-K	December 12, 2019
10.23

Term Loan Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders

			Form 8-K	December 12, 2019
10.24		Note Purchase Agreement dated as of December 11, 2019	Form 8-K	December 12, 2019
10.25		First Amendment to the Note Purchase Agreement, dated as of December 11, 2019	Form 10-Q	August 7, 2020
21.1	**	Subsidiaries of the Company
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	**	Power of attorney (included on signature page hereto)
31.1	**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date
104	**	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL (included in Exhibit 101)

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

BRUKER CORPORATION

Date: March 1, 2021	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and Chairman	March 1, 2021
Frank H. Laukien, Ph.D.	(Principal Executive Officer)

/s/ GERALD N. HERMAN	Chief Financial Officer and Vice President	March 1, 2021
Gerald N. Herman	(Principal Financial Officer and Principal Accounting Officer)

/s/ BONNIE H. ANDERSON	Director	March 1, 2021
Bonnie H. Anderson

/s/ CYNTHIA M. FRIEND, PH.D.	Director	March 1, 2021
Cynthia Friend, Ph.D.

/s/ MARC A. KASTNER, PH.D.	Director	March 1, 2021
Marc A. Kastner, Ph.D.

/s/ WILLIAM A. LINTON	Director	March 1, 2021
William A. Linton

/s/ JOHN ORNELL	Director	March 1, 2021
John Ornell

/s/ RICHARD A. PACKER	Director	March 1, 2021
Richard A. Packer

/s/ ADELENE Q. PERKINS	Director	March 1, 2021
Adelene Q. Perkins

/s/ HERMANN REQUARDT, PH.D.	Director	March 1, 2021
Hermann Requardt, Ph.D.

/s/ ROBERT ROSENTHAL, PH.D.	Director	March 1, 2021
Robert Rosenthal, Ph.D.