Form 10-Q
period 2021-03-31
BRUKER CORP
filed 2021-05-10
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2021
Common Stock, $0.01 par value per share	151,521,114 shares

BRUKER CORPORATION
Index

		Page
Part I	FINANCIAL INFORMATION	1
Item 1:	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three months ended March 31, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4:	Controls and Procedures	29
Part II	OTHER INFORMATION	30
Item 1:	Legal Proceedings	30
Item 1A:	Risk Factors	30
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6:	Exhibits	32
	Signatures	33

PART I FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$696.8	$681.8
Short-term investments	50.0	50.0
Accounts receivable, net	326.0	335.3
Inventories	700.7	692.3
Other current assets	172.7	165.6

Total current assets	1,946.2	1,925.0
Property, plant and equipment, net	384.1	395.5
Goodwill	313.3	320.4
Intangible assets, net	213.4	229.1
Other long-term assets	177.9	179.0

Total assets	$3,034.9	$3,049.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108.4	$2.2
Accounts payable	152.3	134.6
Customer advances	182.2	189.2
Other current liabilities	500.6	465.9

Total current liabilities	943.5	791.9
Long-term debt	715.8	842.3
Other long-term liabilities	393.9	440.5
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 174,132,743 and 174,045,610 shares issued and 151,543,485 and 151,987,081 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1.7	1.7
Treasury stock, at cost, 22,589,258 and 22,058,529 shares at March 31, 2021 and December 31, 2020	(699.8)	(667.0)
Accumulated other comprehensive (loss) income	(12.1)	3.7
Other shareholders’ equity	1,677.9	1,622.8

Total shareholders’ equity attributable to Bruker Corporation	967.7	961.2
Noncontrolling interest in consolidated subsidiaries	14.0	13.1

Total shareholders’ equity	981.7	974.3

Total liabilities and shareholders’ equity	$3,034.9	$3,049.0

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Product revenue	$458.6	$345.0
Service revenue	94.1	78.2
Other revenue	2.0	0.8

Total revenue	554.7	424.0
Cost of product revenue	220.9	180.5
Cost of service revenue	54.8	51.1
Cost of other revenue	0.3	0.1

Total cost of revenue	276.0	231.7

Gross profit	278.7	192.3
Operating expenses:
Selling, general and administrative	131.8	121.2
Research and development	54.8	48.5
Other charges, net	3.0	6.2

Total operating expenses	189.6	175.9

Operating income	89.1	16.4
Interest and other income (expense), net	(3.8)	(2.9)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	85.3	13.5
Income tax provision	27.5	2.9

Consolidated net income	57.8	10.6
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.1

Net income attributable to Bruker Corporation	$56.7	$10.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.37	$0.07

Diluted	$0.37	$0.07

Weighted average common shares outstanding:
Basic	151.8	154.2
Diluted	153.2	155.4
Comprehensive income	$41.6	$12.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.1)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$40.7	$12.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity

Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised		30,182	—			0.7			0.7		0.7
Restricted stock units vested		40,516	—			(0.1)			(0.1)		(0.1)
Stock-based compensation						3.0			3.0		3.0
Dividends declared to common stockholders ($0.04 per share)	—						(6.2)		(6.2)	(1.2)	(7.4)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)						(1.3)		(1.3)		(1.3)
Consolidated net income							10.5		10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)							2.2	2.2	(0.2)	2.0

Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6

Balance at December 31, 2020		151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised		65,312	—			1.2			1.2		1.2
Restricted stock units vested		21,821	—			(0.1)			(0.1)		(0.1)
Stock based compensation						3.4			3.4		3.4
Shares purchased		(530,729)		530,729	(32.8)				(32.8)		(32.8)
Dividends declared to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income							56.7		56.7	1.1	57.8
Other comprehensive income (loss)								(15.8)	(15.8)	(0.2)	(16.0)

Balance at March 31, 2021		151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7

The accompanying notes are an integral part of these financial statements
.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$57.8	$10.6
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	22.3	19.0
Stock-based compensation expense	3.8	3.3
Deferred income taxes	4.9	1.1
Other non-cash expenses, net	4.9	11.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	0.8	29.5
Inventories	(41.6)	(61.0)
Accounts payable and accrued expenses	35.5	19.1
Income taxes payable	10.1	(15.0)
Deferred revenue	14.1	20.6
Customer advances	2.5	16.5
Other changes in operating assets and liabilities, net	(17.1)	(20.4)

Net cash provided by operating activities	98.0	35.0

Cash flows from investing activities:
Purchases of short-term investments	—	(50.0)
Cash paid for acquisitions, net of cash acquired	(4.0)	(22.0)
Purchases of property, plant and equipment	(24.7)	(30.5)
Proceeds from sales of property, plant and equipment	1.2	—
Net proceeds from cross-currency swap agreements	3.5	1.9

Net cash used in investing activities	(24.0)	(100.6)

Cash flows from financing activities:
Proceeds from revolving lines of credit	—	197.5
Repayment of other debt	(0.4)	(0.3)
Proceeds from other debt	0.3	1.2
Proceeds from issuance of common stock, net	1.1	0.6
Payment of contingent consideration	(0.4)	(0.3)
Payment of dividends to common stockholders	(6.1)	(6.2)
Purchases of common stock	(32.6)	—
Cash payments to noncontrolling interest	—	(1.2)

Net cash (used in) provided by financing activities	(38.1)	191.3

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.0)	(8.7)

Net change in cash, cash equivalents and restricted cash	14.9	117.0
Cash, cash equivalents and restricted cash at beginning of period	685.5	681.9

Cash, cash equivalents and restricted cash at end of period	$700.4	$798.9

Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.7	$3.6

Restricted cash period ending balance	$3.6	$3.4

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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
and
Bruker Energy
 & Supercon Technologies (BEST)
. The Company has three reportable segments,
BSI Life Science Segment, BSI NANO Segment
and
BEST
.
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
The BSI NANO Segment designs, manufactures and distributes advanced
X-ray
instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and
X-ray
metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile
X-ray
fluorescence spectrometry instruments; spark optical emission spectroscopy systems; chip cytometry products and services for targeted spatial proteomics, multi-omic services, and products and services for spatial genomics research. Customers of the BSI NANO Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials research and life science research analysis.
The BEST reportable segment develops and manufactures superconducting and non-superconducting
materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.
The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form
10-Q
and Article 10 of Regulation
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
At March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, have not changed.

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
The impact of the
COVID-19
worldwide pandemic has been and will likely continue to be extensive in certain geographies and aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, global supply chains, as well as businesses and capital markets around the world.
Impacts to the Company’s business included temporary closures in 2020 of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where the Company has significant operations have implemented phased re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of the Company’s employees in these areas continue to work remotely, and any re-openings
may be delayed or pulled back if the virus continues to spread or as new strains of the virus emerge, in particular if existing vaccines are determined to be less effective against these new strains than against earlier strains. In addition, a number of the Company’s production facilities had to either temporarily close or operate on a reduced capacity in 2020. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Many customer purchasing departments are still operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets due to pandemic-related concerns. Even where customers have re-opened
their sites, many still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety protocols. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips and other component products, have been disrupted causing shortages, which could impact the Company’s ability to manufacture or supply its products. This disruption of the Company’s employees, distributors, suppliers and customers has impacted and may continue to impact the Company’s global sales and operating results.
The Company is continuing to monitor and assess the effects of the
COVID-19
pandemic on commercial operations, including its impact on revenue in 2021. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, (including to protect against any new strains of the virus), the willingness of individuals to receive vaccines, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.
The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19,
the effectiveness and availability of
COVID-19
vaccines or individuals’ willingness to receive vaccines, and the actions taken to contain or treat the virus, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of
COVID-19
within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

2.	Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Updates (“ASU”)
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”),
which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity.
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848)
: Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.
In January 2020, the FASB issued ASU
2020-01-
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)
, which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company adopted this guidance using a prospective method. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU
2019-12
- Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3.	Revenue
The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Revenue by Group:
Bruker BioSpin	$159.4	$120.9
Bruker CALID	192.4	140.5
Bruker Nano	154.4	120.1
BEST	52.4	46.2
Eliminations	(3.9)	(3.7)

Total revenue	$554.7	$424.0

	Three Months Ended March 31,
	2021	2020
Revenue by End Customer Geography:
United States	$119.0	$109.4
Germany	70.1	40.9
Rest of Europe	149.8	104.0
Asia Pacific	180.5	137.2
Other	35.3	32.5

Total revenue	$554.7	$424.0

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Revenue recognized at a point in time	$480.0	$367.7
Revenue recognized over time	74.7	56.3

Total revenue	$554.7	$424.0

Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of March 31, 2021, remaining performance obligations were approximately $1,940.3 million. The Company expects to recognize revenue on approximately 65.7% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.
Contract assets—
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2021 and December 31, 2020 was $48.8 million and $41.8 million, respectively
Contract liabilities—
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected. As of March 31, 2021 and December 31, 2020, the contract liabilities were $407.5 million and $399.4 million, respectively. The increase in the contract liability balance during the three months ended March 31, 2021 is primarily the result of a delay in installations due to the impact of
COVID-19
on the global economy. Approximately $121.4 million of the contract liability balance on December 31, 2020 was recognized as revenue during the three months ended March 31, 2021.

4.	Acquisitions
The impact of all acquisitions and investments in other entities during the three months ended March 31, 2021, individually and collectively, on revenues, net income and total assets was not material and accordingly, pro forma financial information reflecting all acquisitions has not been presented.

2021
In the three months ended March 31, 2021, the Company made investments in businesses complementary to its own portfolio
. The following table reflects the consideration transferred and the respective reporting segment for these investments (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Consideration	Cash Consideration
Glycopath Inc.	Investment	February 18, 2021	BSI Life Science	$2.0	$2.0
IonPath Inc	Investment	March 18, 2021	BSI Life Science	2.0	2.0
Acuity Spatial Genomics, Inc.	Investment	February 24, 2021	BSI Nano	4.5	4.5

				$8.5	$8.5

5.	Inventories
Inventories consisted of the following (dollars in millions):

	March 31, 2021	December 31, 2020
Raw materials	$197.1	$198.8
Work-in-process	253.2	245.7
Finished goods	157.0	152.1
Demonstration units	93.4	95.7

Inventories	$700.7	$692.3

Finished goods include
in-transit
systems that have been shipped to the Company’s customers for which control has not passed to the customers as the systems were not installed and accepted by the customer. As of March 31, 2021, and December 31, 2020, the value of inventory-in-transit
was $59.6 million and $67.8 million, respectively.

6.	Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill (dollars in millions):

Total
Balance at December 31, 2020	$320.4
Current period additions/adjustments	(0.3)
Foreign currency impact	(6.8)

Balance at March 31, 2021	$313.3

Intangible Assets
The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$299.0	$(192.3)	$106.7	$309.8	$(194.6)	$115.2
Customer relationships	144.4	(48.0)	96.4	148.3	(45.4)	102.9
Trade names	14.8	(4.7)	10.1	15.2	(4.4)	10.8
Other	0.3	(0.1)	0.2	0.3	(0.1)	0.2

Intangible assets	$458.5	$(245.1)	$213.4	$473.6	$(244.5)	$229.1

For the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $8.9 million and $8.7 million, respectively, related to intangible assets subject to amortization.

7.	Debt
The Company’s debt obligations consisted of the following (dollars in millions):

	March 31, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	314.8	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.3)	(2.4)
Capital lease obligations and other loans	6.7	6.4

Total debt	824.2	844.5
Current portion of long-term debt	(108.4)	(2.2)

Total long-term debt, less current portion	$715.8	$842.3

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreements and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2021 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.2	$599.8
Bank guarantees and working capital line	0.0%	120.2	—	120.2	—

Total revolving lines of credit		$720.2	$—	$120.4	$599.8

As of March 31, 2021, the Company was in compliance with the financial covenants of all debt agreements.
As of March 31, 2021, the Company ha
d
several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change
s
in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the unaudited consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $1.4 million and $2.6 million during the three months ended March 31, 2021 and 2020, respectively. The gains (losses) related to hedges of net asset investments in international operations that were recorded within the cumulative translation adjustment section of other comprehensive income were gains of
$27.7 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

8.	Fair Value of Financial Instruments
Th
e
 following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (dollars in millions):

March 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$151.1	$—	$151.1	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.1	—	7.1	—
Forward currency contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.8	—	3.8	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$213.3	$—	$212.1	$1.2

Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Hybrid instrument liability	13.8	—	—	13.8
Interest rate and cross currency swap agreements	33.3	—	33.3	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Forward currency contracts	1.3	—	1.3	—

Total liabilities recorded at fair value	$52.0	$—	$34.9	$17.1

December 31, 2020	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$183.2	$—	$183.2	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.6	—	7.6	—
Forward currency contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.1	—	3.1	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$247.3	$—	$246.1	$1.2

Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Hybrid instrument liability	13.9	—	—	13.9
Interest rate and cross currency swap agreements	61.5	—	61.5	—
Forward currency contracts	0.4	—	0.4	—

Total liabilities recorded at fair value	$80.1	$—	$61.9	$18.2

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward currency contracts, cross-currency interest rate swap agreements, commodity contracts, derivatives embedded in certain purchase and sale contracts, derivatives embedded within noncontrolling interests, accounts receivable, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a note purchase agreement entered into in 2012 and a revolving credit agreement, long term loan agreement and note purchase agreement entered into in 2019.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.
The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2021 or 2020.
The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $527.7 million and $549.8 million at March 31, 2021 and December 31, 2020, respectively, based on market and observable sources with similar maturity dates. The carrying value of our variable rate debt approximates its fair value at March 31, 2021 and December 31, 2020.
On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the three months ended March 31, 2021 or 2020.
Contingent consideration recorded within other current liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. The contingent consideration is primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.
The following table sets forth the changes in contingent consideration liabilities (dollars in millions):

Balance at December 31, 2020	$4.3
Current period adjustments	(0.5)
Current period settlements	(0.4)
Foreign currency effect	(0.1)

Balance at March 31, 2021	$3.3

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
The following table sets forth the changes in hybrid instrument liability (dollars in millions):

Balance at December 31, 2020	$13.9
Current period adjustments	0.4
Foreign currency effect	(0.5)

Balance at March 31, 2021	$13.8

9.	Derivative Instruments and Hedging Activities
Commodity Price Risk Management
At March 31, 2021 and December 31, 2020, the Company had fixed price commodity contracts with notional amounts aggregating $5.8 million and $8.8 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues.
Foreign Exchange Rate Risk Management
The Company had the following notional amounts outstanding under foreign exchange contracts and cross-currency interest rate swap agreements (in millions):

	March 31, 2021		December 31, 2020
	Notional Amount in U.S. Dollars	Fair Value	Notional Amount in U.S. Dollars	Fair Value
Forward Currency Contracts (1):
Assets	$10.0	$0.1	$175.8	$2.1
Liabilities	121.3	(1.3)	102.5	(0.4)
Cross-Currency and Interest Rate Swap Agreements (2):
Liabilities	505.0	(26.2)	505.0	(53.9)

	$636.3	$(27.4)	$783.3	$(52.2)

(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.
In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The se
contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $6.1 million for the delivery of products and $4.3 million for the purchase of products at March 31, 2021 and $7.5 million for the delivery of products and $4.8 million for the purchase of products at December 31, 2020. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$7.1	$7.6
Other current liabilities	(9.3)	(4.3)
Other long-term liabilities	(24.0)	(57.2)

Total derivatives designated as hedging instruments	(26.2)	(53.9)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$0.1	$2.1
Other current liabilities	(1.3)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	—	0.1
Other current liabilities	(0.3)	—
Fixed price commodity contracts
Other current assets	3.8	3.1

Total derivatives not designated as hedging instruments	2.3	4.9

Total derivatives	$(23.9)	$(49.0)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income loss related to the derivative instruments described above (in millions):

		Three Months Ended March 31,
	Financial Statement Classification	2021	2020
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(5.0)	$(0.5)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.4)	0.6

		$(5.4)	$0.1

Derivatives designated as Cash Flow hedging instruments
Interest rate cross-currency swap agreements
Interest incurred	Interest and other income (expense), net	$(1.1)	$—
Unrealized gains (losses) on contracts	Accumulated other comprehensive income	9.9	(19.0)

		$8.8	$(19.0)

Derivatives designated as Net Investment hedging instruments
Interest rate cross-currency swap agreements
Interest earned	Interest and other income (expense), net	$2.5	$2.6
Unrealized gains on contracts	Accumulated other comprehensive income	17.8	29.9

		$20.3	$32.5

10.	Provision for Income Taxes
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

The income tax provision for the three months ended March 31, 2021 and 2020 was $27.5 million and $2.9 million, respectively, representing effective tax rates of 32.2% and 21.5%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax. The increase in our effective tax rate was primarily due to the jurisdictional mix and the impact of unfavorable discrete items in the period.
As of March 31, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $24.3 million and $22.7 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2021 and December 31, 2020, approximately $1.9 million and $1.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.
The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2021 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.1% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2021.
On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (The
CARES Act
), also known as the Third
COVID-19
Supplemental Relief bill, and the president of the United States signed the legislation into law. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

11.	Earnings Per Share
The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to Bruker Corporation, as reported	$56.7	$10.5
Weighted average shares outstanding:
Weighted average shares outstanding-basic	151.8	154.2
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.4	1.2

	153.2	155.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.37	$0.07

Diluted	$0.37	$0.07

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2021	2020
Stock options	—	0.1
Unvested restricted stock units	—	—

12.	Shareholders’ Equity
Share Repurchase Program
In May 2019, the Company’s Board of Directors approved a stock repurchase plan authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the quarter ended March 31, 2021, the Company purchased a total of 530,729 shares at an aggregate cost of $32.8 million under the share repurchase plan. There were no purchases under the plan in the three months ended March 31, 2020. At March 31, 2021, $1.7 million remained available for future purchases under the plan. We completed the share purchase program in April 2021, after reaching the maximum cumulative spend. This share repurchase plan was set to expire on May 13, 2021.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of comprehensive income (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$57.8	$10.6
Foreign currency translation adjustments	(19.5)	(13.0)
Pension liability adjustments, net of tax	3.3	14.5

Net comprehensive income	41.6	12.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.1)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$40.7	$12.7

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax (dollars in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$49.4	$(45.7)	$3.7
Other comprehensive income (loss) before reclassifications	(19.1)	2.6	(16.5)
Realized loss on amounts reclassified from other comprehensive income (loss), net of tax	—	0.7	0.7

Net current period other comprehensive income (loss)	(19.1)	3.3	(15.8)

Balance at March 31, 2021	$30.3	$(42.4)	$(12.1)

Stock-Based Compensation
The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Costs of product revenue	$0.5	$0.5
Selling, general and administrative	2.4	2.0
Research and development	0.5	0.5

Total stock-based compensation	$3.4	$3.0

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.4 million and $0.3 million in the three months ended March 31, 2021 and 2020, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).
At March 31, 2021, the Company had $23.4 million of unrecognized compensation expense related to employees and directors’ unvested stock units and stock options that are expected to be recognized over a weighted average period of 2.3 years.

13.	Other Charges, Net
Other Charges, Net
The components of other charges, net were as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Information technology transformation costs	$0.7	$0.9
Professional fees incurred in connection with investigation matters	0.1	3.4
Restructuring charges	1.3	1.5
Acquisition-related charges	0.9	(1.1)
Long-lived asset impairments	—	1.2
Other	—	0.3

Other charges, net	$3.0	$6.2

Restructuring Initiatives
Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$1.1	$0.8
Other charges, net	1.3	1.5

	$2.4	$2.3

The following table sets forth the changes in restructuring reserves (dollars in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4
Restructuring charges	2.4	2.2	0.2	—
Cash payments	(5.2)	(4.7)	(0.5)	—
Other, non-cash adjustments and foreign currency effect	(0.1)	—	—	(0.1)

Balance at March 31, 2021	$6.9	$5.1	$0.5	$1.3

14.	Commitments and Contingencies
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
On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. The Company is vigorously defending against this claim
.

On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. Bruker was later notified that Micromass had expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. On March 5, 2021, the parties entered into a Patent License Agreement pursuant to which Bruker licensed certain patents from Micromass and agreed to pay a one-time, upfront

$
4.0
 million payment in the second quarter of 2021 and agreed
to pay royalties, subject to a quarterly minimum, on certain Tims TOF systems commencing March 1, 2022. In addition, pursuant to the Patent License Agreement, all claims between the parties in connection with this and other pending infringement matters were settled and dismissed with prejudice. The settlement of this matter did not and is not expected to materially impact the Company’s results of operations
.
As of March 31, 2021 and December 31, 2020, no material accruals have been recorded for potential contingencies.

15.	Business Segment Information
The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the consolidated financial statements.
Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
BSI Life Science	$351.8	$261.4
BSI NANO	154.4	120.1
BEST	52.4	46.2
Eliminations (a)	(3.9)	(3.7)

Total revenue	$554.7	$424.0

Operating Income (loss)
BSI Life Science	$88.9	$39.5
BSI NANO	12.3	(8.0)
BEST	4.1	1.7
Corporate, eliminations and other (b)	(16.2)	(16.8)

Total operating income	$89.1	$16.4

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.
Total assets by reportable segment are as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Assets:
BSI Life Science, BSI NANO & Corporate	$2,947.8	$2,964.5
BEST	92.3	88.7
Eliminations and other (a)	(5.2)	(4.2)

Total assets	$3,034.9	$3,049.0

(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.
The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets by BSI Life Science and BSI NANO Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

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
for the year ended December 31, 2020.
Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form
10-Q,
which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding the impact of
COVID-19
on our business, operations, and supply chain, including our implementation of certain cost cutting measures and their impact, expectations regarding the global economy, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed herein and from time to time in our other filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form
10-K
for the year ended December 31, 2020 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.
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
OVERVIEW
We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, Asia and North America and we have sales offices located throughout the world. Bruker is organized into three reportable segments: the BSI Life Science Segment (comprised of the Bruker BioSpin Group and the Bruker CALID Group), the BSI NANO Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the three months ended March 31, 2021 increased by $130.7 million, or 30.8%, to $554.7 million, compared to $424.0 million for the comparable period in 2020. Included in revenue was an increase of approximately $26.8 million from foreign currency translation and an increase of $3.2 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $100.7 million. Revenue increases were driven by strong demand for our high performance life science tools, scientific instruments and diagnostic solutions.
Our gross profit margin increased to 50.2% during the three months ended March 31, 2021 compared to 45.4% for the three months ended March 31, 2020. Our operating margin increased to 16.1% for the three months ended March 31, 2021 compared to 3.9% during the three months ended March 31, 2020. The increase in gross and operating margin was a result of higher revenue, volume, operating leverage and contributions from higher margin products.
Our income tax provision in the three months ended March 31, 2021 and 2020 was $27.5 million and $2.9 million, respectively, representing effective tax rates of 32.2% and 21.5%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional mix and the impact of unfavorable discrete items in the period.
Diluted earnings per share for the three months ended March 31, 2021 were $0.37, an increase of $0.30 compared to $0.07 per share in the three months ended March 31, 2020. The increase in net income and earnings per diluted share was primarily driven by higher revenue, gross profit and operating profit in the three months ended March 31, 2021.
The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$98.0	$35.0
Less: purchases of property, plant and equipment	(24.7)	(30.5)

Free Cash Flow	$73.3	$4.5

The following table presents a reconciliation from gross profit, which is the most directly comparable GAAP operating performance measure, to non-GAAP
gross profit margin as used by management (in millions):

	Three Months Ended March 31,
	2021	2020
Gross profit	$278.7	$192.3
Restructuring costs	1.1	0.8
Purchased intangible amortization	4.5	4.9
Other costs	—	0.1

Non-GAAP gross profit	$284.3	$198.1

Our
non-GAAP
gross profit was 51.3% and 46.7% in the three months ended March 31, 2021 and 2020, respectively. Our non-GAAP
gross profit margin increased due to volume leverage and contributions from higher margin products in 2021, as compared to 2020 which was negatively impacted by the
COVID-19
pandemic.

The following table presents a reconciliation from operating income, which is the most directly comparable GAAP operating performance measure, to non-GAAP
operating income as used by management (in millions):

	Three Months Ended March 31,
	2021	2020
Operating income	$89.1	$16.4
Restructuring costs	2.4	2.3
Acquisition-related costs	0.9	(1.1)
Purchased intangible amortization	9.0	8.7
Other costs	0.8	5.9

Non-GAAP operating income	$102.2	$32.2

Our
non-GAAP
operating margin was 18.4% and 7.6% in the three months ended March 31, 2021 and 2020, respectively. Our non-GAAP
operating margin increased in 2021, as compared to 2020 due to higher revenue, gross margins and operating leverage in 2021, as compared to 2020 which was negatively impacted by the
COVID-19
pandemic.
We can experience
quarter-to-quarter
fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•	the impact of the COVID-19 global pandemic on our customers, supply chain or manufacturing capabilities;

•	the timing of governmental stimulus programs and academic research budgets;

•	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;

•	foreign currency exchange rates;

•	the time it takes for us to receive critical materials to manufacture our products;

•	general economic conditions, including the impact of COVID-19 on the global economy;

•	the time it takes to satisfy local customs requirements and other export/import requirements;

•	the time it takes for customers to construct or prepare their facilities for our products; and

•	the time required to obtain governmental licenses.
Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The
COVID-19
pandemic continues to present a challenging operating environment and we remain focused on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.
Health and safety of our valued employees, customers and partners
We have implemented strict social distancing, enhanced cleaning protocols and other preventative measures, such as temperature scanners and company-issued face coverings, in our major facilities. While many of our office colleagues are working remotely, we are placing enhanced focus on our service organization and factory employees for whom work from home is not feasible. Where customer sites are accessible and open, our field service organizations operate under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees need to be on site. Many of our facilities have begun to plan for employees who have been working remotely during the pandemic to gradually return to the office. Employee and visitor health and safety will remain our paramount concern.

Maintaining business continuity and service levels to our customers
Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergence of additional strains of the virus, particularly any new strains of the virus that are more resistant to existing vaccines, we may need to consider further temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion. We continue to manage supply chain risks, more recently associated with the economic recovery from the pandemic, like the worldwide shortage of semiconductor chips and components.
Executing prudent temporary cost reductions
In an effort to mitigate the negative impacts on our business of
COVID-19
and the related slowdown in the global economy, we implemented temporary cost control and cost reduction measures in 2020. These temporary measures included short-time work for many of our European operations, temporary tiered salary reductions for our board of directors, global leadership team and workforce, one-to
two-week
closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic
discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we have maintained our important investments in key strategic initiatives. Many of these cost reduction measures have now been relaxed and our revenue is experiencing a recovery.
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
The
COVID-19
global pandemic has driven volatility and uncertainty in global markets and has in the past affected our operations significantly. We continue to work to manage the impact of
COVID-19
on our operations; however, the full extent to which any resurgence of the virus, the emergence of any new strains of the virus, or the availability and effectiveness of
COVID-19
vaccines will impact our business, directly or indirectly, cannot accurately be predicted at this time. In 2020, the
COVID-19
pandemic affected productivity at our manufacturing facilities and caused disruptions and delays in certain of our shipments to customers who closed facilities during the pandemic. We continue to monitor the impact of
COVID-19
on our business and our supply chain and respond accordingly. For additional information on the various risks posed by the
COVID-19
pandemic, refer to Item 1A. Risk Factors included in this report.
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

•	Revenue recognition;

•	Income taxes;

•	Inventories;

•	Goodwill, other intangible assets and other long-lived assets; and

•	Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form
10-K
for the year ended December 31, 2020.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
Consolidated Results
The following table presents our results (dollars in millions, except per share data):

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$458.6	$345.0	$113.6	32.9%
Service revenue	94.1	78.2	15.9	20.3%
Other revenue	2.0	0.8	1.2	150.0%

Total revenue	554.7	424.0	130.7	30.8%
Cost of product revenue	220.9	180.5	40.4	22.4%
Cost of service revenue	54.8	51.1	3.7	7.2%
Cost of other revenue	0.3	0.1	0.2	200.0%

Total cost of revenue	276.0	231.7	44.3	19.1%

Gross profit	278.7	192.3	86.4	44.9%
Operating expenses:
Selling, general and administrative	131.8	121.2	10.6	8.7%
Research and development	54.8	48.5	6.3	13.0%
Other charges, net	3.0	6.2	(3.2)	(51.6)%

Total operating expenses	189.6	175.9	13.7	7.8%

Operating income	89.1	16.4	72.7	443.3%
Interest and other income (expense), net	(3.8)	(2.9)	(0.9)	31.0%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	85.3	13.5	71.8	531.9%
Income tax provision	27.5	2.9	24.6	848.3%

Consolidated net income	57.8	10.6	47.2	445.3%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.1	1.0	1,000.0%

Net income attributable to Bruker Corporation	$56.7	$10.5	$46.2	440.0%

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.37	$0.07	$0.30	428.6%

Diluted	$0.37	$0.07	$0.30	428.6%

Weighted average common shares outstanding:
Basic	151.8	154.2
Diluted	153.2	155.4
Revenue
Revenue increases were driven by strong demand for our high performance life science tools, scientific instruments and diagnostic solutions.
Gross Profit
The increase in gross profit in the three months ended March 31, 2021, as compared to the same period in 2020, was a result of higher revenue, volume, operating leverage and contributions from higher margin products.

Selling, General and Administrative
Our selling, general and administrative expenses for the three months ended March 31, 2021 decreased to 23.8% of total revenue, from 28.6% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Research and Development
Our research and development expenses for the three months ended March 31, 2021 decreased to 9.9% of total revenue from 11.4% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Other Charges, Net
Other charges, net was $3.0 million for the three months ended March 31, 2021. The charges consisted primarily of $1.3 million in restructuring costs, $0.9 million in acquisition-related charges related to acquisitions completed in 2021 and 2020, $0.7 million of costs associated with our global information technology (IT) transformation initiative and $0.1 million of professional fees incurred in connection with investigation matters. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.
Other charges, net was $6.2 million for the three months ended March 31, 2020. The charges consisted primarily of $3.4 million of professional fees incurred in connection with investigation matters, $1.5 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million related to long-lived asset impairments, $0.9 million of costs associated with our global information technology transformation initiative and a benefit of $1.1 million of acquisition-related charges related to acquisitions completed in 2020 and 2019.
Operating Income
The increase in operating income was due to higher revenue and gross profit in the three months ended March 31, 2021 as our business and end markets began to rebound, as compared to the same period in 2020 which was negatively impacted by the
COVID-19
pandemic and related economic slowdown.
Interest and Other Income (Expense), Net
The increase in net interest expense in the three months ended March 31, 2021, as compared to the same period in 2020, was primarily attributable to an increase in realized losses on foreign currency denominated transactions of $2.0 million.
Income Tax Provision
In the three months ended March 31, 2021 and 2020 effective tax rates were estimated using projected annual pre-tax
income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.
The income tax provision for the three months ended March 31, 2021 and 2020 was $27.5 million and $2.9 million, respectively, representing effective tax rates of 32.2% and 21.5%, respectively. The increase in our effective tax rate was primarily due to the jurisdictional mix and the impact of unfavorable discrete items in the period.
Net Income (Loss) Attributable to Noncontrolling Interests
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share in the three months ended March 31, 2021, as compared to the same period in 2020, was primarily driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets.

Segment Results
Revenue
The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2021	2020	Dollar Change	Change
BSI Life Science	$351.8	$261.4	$90.4	34.6%
BSI NANO	154.4	120.1	34.3	28.6%
BEST	52.4	46.2	6.2	13.4%
Eliminations (a)	(3.9)	(3.7)	(0.2)

	$554.7	$424.0	$130.7	30.8%

(a)	Represents product and service revenue between reportable segments.
For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.
The increase in revenue for the BSI Life Science Segment in the three months ended March 31, 2021 was due to strong demand for mass spectrometry, infrared and Raman products, a recovery in customer demand and deliveries for Nuclear Magnetic Resonance (NMR) systems and included customer acceptance of two GHz-class NMR systems. The increase in revenue for the BSI NANO segment was driven by a recovery in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers. BEST segment revenue was higher resulting from certain project completions in the three months ended March 31, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI Life Science	$88.9	25.3%	$39.5	15.1%
BSI NANO	12.3	8.0%	(8.0)	(6.7%)
BEST	4.1	7.8%	1.7	3.7%
Corporate, eliminations and other (a)	(16.2)		(16.8)

Total operating income	$89.1	16.1%	$16.4	3.9%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
The operating margin increases in the BSI Life Science and BSI NANO Segments resulted from higher revenue, volume and operating leverage, and contributions from higher margin products. The operating margin increase in the BEST segment resulted from higher revenue, favorable mix.
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
Cash, cash equivalents and short-term investments at March 31, 2021 and December 31, 2020 totaled $746.8 million and $731.8 million, respectively, of which $570.0 million and $514.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$98.0	$35.0
Net cash used in investing activities	(24.0)	(100.6)
Net cash (used in) provided by financing activities	(38.1)	191.3
Effect of exchange rates on cash and cash equivalents	(21.0)	(8.7)

Total increase (decrease) in cash and cash equivalents	$14.9	$117.0

Cash provided by operating activities during the first quarter of 2021 resulted primarily from consolidated net income adjusted for non-cash
items of $93.7 million, in addition to a change in operating assets and liabilities, net of acquisitions and divestitures of $4.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2021 was primarily due to higher payables and accrued liabilities as well as timing of income tax payables offset by improved inventory turnover within the same period of the prior year.
During the three months ended March 31, 2020, net cash provided by operating activities resulted primarily from consolidated net income adjusted for non-cash
items of $45.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $10.7 million.
During the three months ended March 31, 2021, cash used in investing activities was primarily for net purchases of property, plant and equipment of $24.7 million, cash paid for acquisitions, net of cash acquired of $4.0 million, offset by $3.5 million from proceeds of cross currency swap agreements.
Cash used in investing activities during the three months ended March 31, 2020 was primarily attributed to cash paid for purchases of short-term investments of $50.0 million, purchases of property, plant and equipment of $30.5 million and acquisitions of $22.0 million.
Cash used in financing activities during the first quarter of 2021 was primarily due to the $32.6 million in purchases of common stock associated with our ongoing Repurchase Program (as defined below), $6.1 million for the payment of dividends, partially offset by proceeds of $1.1 million from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to $197.5 million in proceeds from borrowings under the 2019 Revolving Credit Agreement offset in part by $6.2 million for the payment of dividends.
Share Repurchase Program
In May 2019, our Board of Directors approved our share repurchase program (the “Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2021, we purchased 530,729 shares of common stock with an aggregate cost of approximately $32.8 million under the Repurchase Program. There were no purchases under the Repurchase Program in the three months ended March 31, 2020. At March 31, 2021, $1.7 million remained for future purchase under the share repurchase plan. We completed the Repurchase Program in April 2021, after reaching the maximum cumulative spend. The Repurchase Program would have expired on May 13, 2021. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at March 31, 2021.
Income Taxes
At December 31, 2020 and in accordance with the tax reform legislation signed by the president of the United States on December 22, 2017, or the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $435.6 million of non-cash
E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2020. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $62.9 million at December 31, 2020.

As of March 31, 2021, we had approximately $65.2 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2021; approximately $104.0 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $13.1 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 of 1986, as amended (the “Code”), and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.
Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Credit Facilities
On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million of 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million of 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.4 million during the three months ended March 31, 2021. We anticipate these swap agreements will lower net interest expense in future years.
We had the following debt outstanding (dollars in millions):

	March 31, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	314.8	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.3)	(2.4)
Capital lease obligations and other loans	6.7	6.4

Total debt	824.2	844.5
Current portion of long-term debt	(108.4)	(2.2)

Total long-term debt, less current portion	$715.8	$842.3

As of March 31, 2021, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
As of March 31, 2021, we had no
off-balance
sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other banking working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at March 31, 2021 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.2	$599.8
Bank guarantees and working capital line	0.0%	120.2	—	120.2	—

Total revolving lines of credit		$720.2	$—	$120.4	$599.8

As of March 31, 2021, we were in compliance with the financial covenants of these debt agreements.
RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding recent accounting standard changes and developments is incorporated by reference from Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this document and should be considered an integral part of this Item 2. See Note 2 in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form
10-Q
for recently adopted and issued accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are potentially exposed to market risks associated with changes in foreign currency translation rates, interest rates and commodity prices. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign currency translation and interest rate risk include market valuations and sensitivity analyses.
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
Changes in foreign currency translation rates increased our revenue by 6.2% and decreased our revenue by 1.2% for the three months ended March 31, 2021 and 2020, respectively.
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end
exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2021 and 2020, we recorded net losses from currency translation adjustments of $19.5 million and $13.0 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.
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

As of March 31, 2021, we have several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. Dollar to Swiss Franc and a notional value of $355.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the unaudited condensed consolidated statements of income and comprehensive income.
From time to time, we have entered into forward currency contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2021 and December 31, 2020, we had forward currency contracts with notional amounts aggregating $131.3 million and $278.3 million, respectively. We will continue to evaluate our currency risks, and in the future may utilize foreign currency contracts more frequently.
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
Commodity Price Risk
We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin,
used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin
are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2021 and December 31, 2020, we had fixed price commodity contracts with notional amounts aggregating $5.8 million and $8.8 million, respectively. The fair value of the fixed price commodity contracts at March 31, 2021 and December 31, 2020 was $3.8 million and $3.1 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.
Inflation Risk
We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES
We have established disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our consolidated financial statements.
On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. We are vigorously defending against this claim.
On September 23, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Micromass UK Limited (Micromass), a subsidiary of Waters Corporation, sued Bruker Corporation, as well as its affiliate, Bruker Daltonik GmbH, for infringement of a European patent pertaining to our timsTOF product line. Bruker was later notified that Micromass had expanded its complaint in Düsseldorf to assert another recently granted European patent in Germany. On March 5, 2021, the parties entered into a Patent License Agreement pursuant to which Bruker licensed certain patents from Micromass and agreed to pay a one-time, upfront $4.0 million payment in the second quarter of 2021 and agreed to pay royalties, subject to a quarterly minimum, on certain TimsTOF systems commencing March 1, 2022. In addition, pursuant to the Patent License Agreement, all claims between the parties in connection with this and other pending infringement matters were settled and dismissed with prejudice. The settlement of this matter did not and is not expected to materially impact the Company’s results of operations.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form
10-K
are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our financial condition and results of operations for fiscal 2021 may be adversely affected by the
COVID-19
pandemic.
The impact of the worldwide
COVID-19
pandemic has been and will likely continue to be extensive in many geographies and aspects of society. The pandemic has resulted in and will likely continue to result in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world.
Impacts to our business included temporary closures in 2020 of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, have implemented and continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where we have significant operations, have implemented phased re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of our employees in these areas continue to work remotely, and any re-openings
may be delayed or pulled back if the virus continues to spread or as new strains of the virus emerge, in particular if existing vaccines are determined to be less effective against these new strains than against earlier strains. In addition, a number of our production facilities had to either temporarily close or operate on a reduced capacity in 2020. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Many customer purchasing departments are still operating at reduced capacity, and many customers could delay or cut capital expenditures and operating budgets due to ongoing pandemic-related concerns. Even where customers have re-opened
their sites, many still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety

protocols. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have and may continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips and other component products, have been disrupted causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers or customers has and may continue to impact our global sales and future operating results. We anticipate that the
COVID-19
pandemic and challenges to our customers’ and our own operations may continue to have a negative impact on our second quarter 2021 financial results.
We are continuing to monitor and assess the effects of the
COVID-19
pandemic on our commercial operations, including its continued impact on our revenue in 2021. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely may continue to affect demand for the Company’s products and its operating results.
There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule
10b-18(a)(3)
under the Exchange Act, during the quarter ended March 1, 2021 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2021	85,773	$58.29	85,773	$29,453,135
February 1 - February 28, 2021	390,783	$62.55	390,783	$5,009,816
March 1 - March 31, 2021	54,173	$59.76	54,173	$1,691,717

	530,729	$61.73	530,729	$1,691,717

(1)
The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 10, 2019. The shares were purchased on the open market at prevailing prices.

(2)
The Repurchase Program authorized the Company to purchase up to $300.0 million of its common stock over a two-year
period. We completed the share purchase program in April 2021, after reaching the maximum cumulative spend. The Repurchase Program was set to expire May 13, 2021.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL (included in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 7, 2021	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)