Form 10-Q
period 2021-06-30
BRUKER CORP
filed 2021-08-05
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2021

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2021
Common Stock, $0.01 par value per share	151,019,998 shares

BRUKER CORPORATION
Quarterly Report on
Form 10-Q
For the Quarter Ended June 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$608.1	$681.8
Short-term investments	97.9	50.0
Accounts receivable, net	337.0	335.3
Inventories	730.2	692.3
Other current assets	195.0	165.6

Total current assets	1,968.2	1,925.0
Property, plant and equipment, net	398.0	395.5
Goodwill	314.9	320.4
Intangible assets, net	205.9	229.1
Other long-term assets	200.0	179.0

Total assets	$3,087.0	$3,049.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108.2	$2.2
Accounts payable	142.6	134.6
Customer advances	192.9	189.2
Other current liabilities	510.9	465.9

Total current liabilities	954.6	791.9
Long-term debt	721.1	842.3
Other long-term liabilities	395.6	440.5
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	0.3	—
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 174,199,306 and 174,045,610 shares issued and 151,054,472 and 151,987,081 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1.7	1.7
Treasury stock, at cost, 23,144,834 and 22,058,529 shares at June 30, 2021 and December 31, 2020, respectively	(738.1)	(667.0)
Accumulated other comprehensive loss	4.3	3.7
Other shareholders’ equity	1,734.1	1,622.8

Total shareholders’ equity attributable to Bruker Corporation	1,002.0	961.2
Noncontrolling interest in consolidated subsidiaries	13.4	13.1

Total shareholders’ equity	1,015.4	974.3

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,087.0	$3,049.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	$474.3	$347.0	$932.9	$692.0
Service revenue	94.7	76.1	188.8	154.3
Other revenue	1.8	1.5	3.8	2.3

Total revenue	570.8	424.6	1,125.5	848.6
Cost of product revenue	236.0	193.3	456.9	373.8
Cost of service revenue	54.1	44.7	108.8	95.8
Cost of other revenue	0.1	0.4	0.5	0.5

Total cost of revenue	290.2	238.4	566.2	470.1

Gross profit	280.6	186.2	559.3	378.5
Operating expenses:
Selling, general and administrative	134.8	102.4	266.6	223.6
Research and development	55.8	44.1	110.6	92.6
Other charges, net	4.4	1.8	7.4	8.0

Total operating expenses	195.0	148.3	384.6	324.2

Operating income	85.6	37.9	174.7	54.3
Interest and other income (expense), net	(5.6)	(6.6)	(9.4)	(9.5)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	80.0	31.3	165.3	44.8
Income tax provision	21.3	7.1	48.8	10.0

Consolidated net income	58.7	24.2	116.5	34.8
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.1	2.2	0.2

Net income attributable to Bruker Corporation	$57.6	$24.1	$114.3	$34.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.38	$0.16	$0.75	$0.22

Diluted	$0.38	$0.16	$0.75	$0.22

Weighted average common shares outstanding:
Basic	151.3	153.6	151.6	153.9
Diluted	152.9	154.7	153.0	155.1
Comprehensive income	$73.4	$34.2	$115.0	$46.2
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.7)	0.3	0.2	0.2
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$74.1	$33.9	$114.8	$46.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised		65,312	—			1.2			1.2		1.2
Restricted stock units vested		21,821	—			(0.1)			(0.1)		(0.1)
Stock based compensation						3.4			3.4		3.4
Shares purchased		(530,729)		530,729	(32.8)				(32.8)		(32.8)
Dividends declared to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income							56.7		56.7	1.1	57.8
Other comprehensive income (loss)								(15.8)	(15.8)	(0.2)	(16.0)

Balance at March 31, 2021	$—	151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7
Stock options exercised		64,783	—			1.0			1.0		1.0
Restricted stock units vested		1,780	—			—			—		—
Stock based compensation						3.6			3.6		3.6
Shares purchased		(555,576)		555,576	(38.3)				(38.3)		(38.3)
Dividends declared to common stockholders ($0.04 per share)							(6.0)		(6.0)		(6.0)
Formation of Acuity Spatial Genomics Inc.	0.3								—		—
Consolidated net income	—						57.6		57.6	1.1	58.7
Other comprehensive income (loss)								16.4	16.4	(1.7)	14.7

Balance at June 30, 2021	$0.3	151,054,472	$1.7	23,144,834	$(738.1)	$225.4	$1,508.7	$4.3	$1,002.0	$13.4	$1,015.4

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised		30,182	—			0.7			0.7		0.7
Restricted stock units vested		40,516	—			(0.1)			(0.1)		(0.1)
Stock based compensation						3.0			3.0		3.0
Cash dividends paid to common stockholders ($0.04 per share)	—						(6.2)		(6.2)	(1.2)	(7.4)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)						(1.3)		(1.3)		(1.3)
Consolidated net income	—						10.5		10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)							2.2	2.2	(0.2)	2.0

Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6
Stock options exercised		61,968	—			1.3			1.3		1.3
Restricted stock units vested		3,510	—			(0.1)			(0.1)		(0.1)
Stock based compensation						2.8			2.8		2.8
Shares Repurchased		(1,214,282)		1,214,282	(50.0)				(50.0)		(50.0)
Cash dividends paid to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income							24.1		24.1	0.1	24.2
Other comprehensive income								9.8	9.8	0.1	9.9

Balance at June 30, 2020	$—	153,077,692	$1.7	20,560,859	$(593.8)	$207.3	$1,295.7	$(13.5)	$897.4	$9.2	$906.6

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$116.5	$34.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	43.9	38.2
Stock-based compensation expense	7.7	6.4
Deferred income taxes	(3.8)	(1.1)
Other non-cash expenses, net	20.8	19.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(8.5)	34.3
Inventories	(68.3)	(97.0)
Accounts payable and accrued expenses	13.0	(16.1)
Income taxes payable, net	7.0	(3.1)
Deferred revenue	20.0	19.6
Customer advances	1.8	21.8
Other changes in operating assets and liabilities, net	(30.2)	(10.2)

Net cash provided by operating activities	119.9	46.8

Cash flows from investing activities:
Purchases of short-term investments	(48.0)	(50.0)
Maturity of short-term investments	—	6.1
Cash paid for acquisitions, net of cash acquired	(4.0)	(24.6)
Purchases of property, plant and equipment	(47.3)	(50.8)
Proceeds from sales of property, plant and equipment	2.4	0.1
Net proceeds from cross currency swap agreements	1.5	3.5

Net cash used in investing activities	(95.4)	(115.7)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(96.6)
Proceeds from revolving lines of credit	—	297.5
Repayment of other debt	(1.7)	(0.3)
Proceeds from other debt	0.1	0.5
Payment of deferred financing costs	—	(0.1)
Proceeds from issuance of common stock, net	2.2	1.9
Payment of contingent consideration	(0.4)	(1.2)
Payment of dividends to common stockholders	(12.1)	(12.3)
Purchases of common stock	(71.1)	(50.0)
Cash payments to noncontrolling interest	—	(1.2)

Net cash (used in) provided by financing activities	(83.0)	138.2

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.3)	(0.8)

Net change in cash, cash equivalents and restricted cash	(73.8)	68.5
Cash, cash equivalents and restricted cash at beginning of period	685.5	681.9

Cash, cash equivalents and restricted cash at end of period	$611.7	$750.4

Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.7	$3.6

Restricted cash period ending balance	$3.6	$3.6

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

1.	Description of Business
Bruker Corporation, together with its consolidated subsidiaries (Bruker or the Company), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company’s products a
r
e used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company’s products address the rapidly evolving needs of a diverse array
o
f customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in vitro diagnostics, nanotechnology and materials science research.
The Company has four operating segments,
Bruker BioSpin Group, Bruker CALID Group, Bruker Scientific Instruments (BSI) Nano Group
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
Bruker CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection)
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
The BEST reportable segment develops and manufactures superconducting and non-superconducting
materials and devices for use in healthcare, renewable energy, energy infrastructure and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.
The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.
At June 30, 2021, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, have not changed.

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
Impacts to the Company’s business included temporary closures in 2020 of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, have implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where the Company has significant operations have implemented re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of the Company’s employees in these areas continue to work remotely, and any re-openings
may be delayed or pulled back if the virus continues to spread or as new strains of the virus emerge, in particular if existing vaccines are determined to be less effective against these new strains than against earlier strains. In addition, while some parts of the world are beginning to resume pre-pandemic
business operations, certain Asia Pacific geographies where the Company operates are continuing to experience significant
COVID-19
disruptions. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Customer purchasing departments could operate at reduced capacity and customers could delay or cut capital expenditures and operating budgets due to pandemic-related concerns. Even where customers have re-opened
their sites, some still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which could impact the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities start multiplying post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has historically impacted and may continue to impact the Company’s global sales and operating results.
The Company is continuing to monitor and assess the effects of the
COVID-19
pandemic on commercial operations in 2021. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, (including to protect against any new strains of the virus), the willingness of individuals to receive vaccines, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.
The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the
COVID-19
pandemic will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19,
new strains of the virus, the effectiveness and availability of
COVID-19
vaccines or individuals’ willingness to receive vaccines, and the actions taken to contain or treat the virus, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of
COVID-19
within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

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
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848)
: Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by
t
he discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.
In December 2019, the FASB issued ASU
2019-12
- Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption was permitted. We adopted this ASU on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements.

3.	Revenue
The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Group:
Bruker BioSpin	$148.5	$125.1	$307.9	$246.0
Bruker CALID	193.3	132.7	385.7	273.2
Bruker Nano	175.3	125.5	329.7	245.6
BEST	56.6	44.8	109.0	91.0
Eliminations	(2.9)	(3.5)	(6.8)	(7.2)

Total revenue	$570.8	$424.6	$1,125.5	$848.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by End Customer Geography:
United States	$159.8	$102.6	$278.8	$212.0
Germany	60.8	43.6	130.9	84.5
Rest of Europe	154.7	110.8	304.5	214.8
Asia Pacific	153.7	136.1	334.2	273.3
Other	41.8	31.5	77.1	64.0

Total revenue	$570.8	$424.6	$1,125.5	$848.6

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$492.2	$364.1	$972.2	$731.8
Revenue recognized over time	78.6	60.5	153.3	116.8

Total revenue	$570.8	$424.6	$1,125.5	$848.6

Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of June 30, 2021, remaining performance obligations were approximately $1,969.9 million. The Company expects to recognize revenue on approximately 64.9% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.
Contract assets—
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2021 and December 31, 2020 was $53.4 million and $41.8 million, respectively.
Contract liabilities—
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of June 30, 2021 and December 31, 2020, the contract liabilities were $415.2 million and $399.4 million, respectively. The increase in the contract liability balance during the six months ended June 30, 2021 is primarily the result of new performance obligations entered into during the period in addition to delays in instrument installations due to customer facility closures or reduced operations as a result of
COVID-19.
Approximately $195.4 million of the contract liability balance on December 31, 2020 was recognized as revenue during the six months ended June 30, 2021.

4.	Acquisitions
The impact of all acquisitions and investments in other entities during the six months ended June 30, 2021, individually and collectively, on revenues, net income and total assets was not material and accordingly, pro forma financial information reflecting all acquisitions has not been presented.

2021
In the six months ended June 30, 2021, the Company made investments in businesses complementary to its own portfolio. The following table reflects the consideration transferred and the respective reporting segment for these investments (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Consideration	Cash Consideration
Glycopath Inc.	Investment	February 18, 2021	BSI Life Science	$2.0	$2.0
IonPath Inc	Investment	March 18, 2021	BSI Life Science	2.0	2.0
Acuity Spatial Genomics, Inc.	Investment	February 24, 2021	BSI Nano	4.5	4.5

				$8.5	$8.5

5.	Inventories
Inventories consisted of the following (dollars in millions):

	June 30, 2021	December 31, 2020
Raw materials	$206.9	$198.8
Work-in-process	265.3	245.7
Finished goods	161.7	152.1
Demonstration units	96.3	95.7

Inventories	$730.2	$692.3

Finished goods include
in-transit
systems that have been shipped to the Company’s customers for which control has not passed to the customers. As of June 30, 2021, and December 31, 2020, the value of inventory-in-transit
was $60.5 million and $67.8 million, respectively.

6.	Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill (dollars in millions):

Total
Balance at December 31, 2020	$320.4
Current period additions	(0.3)
Foreign currency impact	(5.2)

Balance at June 30, 2021	$314.9

Intangible Assets
The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$300.9	$(198.4)	$102.5	$309.8	$(194.6)	$115.2
Customer relationships	145.3	(51.8)	93.5	148.3	(45.4)	102.9
Trade names	14.9	(5.1)	9.8	15.2	(4.4)	10.8
Other	0.3	(0.2)	0.1	0.3	(0.1)	0.2

Intangible assets	$461.4	$(255.5)	$205.9	$473.6	$(244.5)	$229.1

For the three months ended June 30, 2021 and 2020, the Company recorded amortization expense of $9.1 million and $9.0 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2021 and 2020, the Company recorded amortization expense of $18.0 million and $17.7 million, respectively, related to intangible assets subject to amortization.

7.	Debt
The Company’s debt obligations consisted of the following (dollars in millions):

	June 30, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	320.9	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.2)	(2.4)
Finance lease obligations and other loans	5.6	6.4

Total debt	829.3	844.5
Current portion of long-term debt	(108.2)	(2.2)

Total long-term debt, less current portion	$721.1	$842.3

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreements and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2021 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	122.0	—	122.0	—

Total revolving lines of credit		$722.0	$—	$122.1	$599.9

As of June 30, 2021, the Company was in compliance with the financial covenants of all debt agreements.
As of June 30, 2021, the Company had several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $1.3 million and $1.8 million during the three months ended June 30, 2021 and 2020, respectively, and by $2.7 million and $4.4 million during the six months ended June 30, 2021 and 2020, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

8.	Fair Value of Financial Instruments
The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (dollars in millions):

June 30, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$33.6	$—	$33.6	$—
Short-term investments	97.9	—	97.9	—
Interest rate and cross currency swap agreements	6.6	—	6.6	—
Fixed price commodity contracts	2.2	—	2.2	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$141.5	$—	$140.3	$1.2

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Hybrid instrument liability	14.3	—	—	14.3
Interest rate and cross currency swap agreements	39.4	—	39.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Forward currency contracts	0.6	—	0.6	—

Total liabilities recorded at fair value	$58.3	$—	$40.3	$18.0

December 31, 2020	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$183.2	$—	$183.2	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.6	—	7.6	—
Forward currency contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.1	—	3.1	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$247.3	$—	$246.1	$1.2

Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Hybrid instrument liability	13.9	—	—	13.9
Interest rate and cross currency swap agreements	61.5	—	61.5	—
Forward currency contracts	0.4	—	0.4	—

Total liabilities recorded at fair value	$80.1	$—	$61.9	$18.2

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
The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the six months ended June 30, 2021 or 2020.
The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $538.1 million and $549.8 million at June 30, 2021 and December 31, 2020, respectively, based on market and observable sources with similar maturity dates. The carrying value of our variable rate debt approximates its fair value at June 30, 2021 and December 31, 2020.
On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the six months ended June 30, 2021 or 2020.
Contingent consideration recorded within other current liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. The contingent consideration is primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on the acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.
The following table sets forth the changes in contingent consideration liabilities (dollars in millions):

Balance at December 31, 2020	$4.3
Current period additions	—
Current period adjustments	(0.1)
Current period settlements	(0.4)
Foreign currency effect	(0.1)

Balance at June 30, 2021	$3.7

As part of the Mestrelab Research, S.L. (“Mestrelab”) acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (an embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. The hybrid instrument is classified as Level 3 in the fair value hierarchy.
The following table sets forth the changes in hybrid instrument liability (dollars in millions):

Balance at December 31, 2020	$13.9
Current period adjustments	0.8
Foreign currency effect	(0.4)

Balance at June 30, 2021	$14.3

9.	Derivative Instruments and Hedging Activities
Commodity Price Risk Management
At June 30, 2021 and December 31, 2020, the Company had fixed price commodity contracts with notional amounts aggregating $3.8 million and $8.8 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenue.
Foreign Exchange Rate Risk Management
The Company had notional amounts outstanding under forward currency contracts and cross-currency interest rate swap agreements as of (dollars in millions):

	June 30, 2021		December 31, 2020
	Notional Amount in U.S. Dollars	Fair Value	Notional Amount in U.S. Dollars	Fair Value
Forward currency contracts (1):
Assets	$23.5	$—	$175.8	$2.1
Liabilities	111.0	(0.6)	102.5	(0.4)
Cross-currency and interest rate swap agreements (2):
Liabilities	505.0	(32.8)	505.0	(53.9)
Long-term debt
Liabilities	320.9	(23.0)	335.5	(37.6)

Total	$960.4	$(56.4)	$1,118.8	$(89.8)

(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.
In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $6.2 million for the delivery of products and $5.7 million for the purchase of products at June 30, 2021 and $7.5 million for the delivery of products and $4.8 million for the purchase of products at December 31, 2020. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets for the periods ended as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$6.6	$7.6
Other current liabilities	(11.0)	(4.3)
Other long-term li a bilities	(28.4)	(57.2)

	(32.8)	(53.9)
Long-term debt
Long-term debt	(23.0)	(37.6)

Total derivatives designated as hedging instruments	(55.8)	(91.5)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$—	$2.1
Other current liabilities	(0.6)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	—	0.1
Other current liabilities	(0.3)	—
Fixed price commodity contracts
Other current assets	2.2	3.1

Total derivatives not designated as hedging instruments	1.3	4.9

Total derivatives	$(54.5)	$(86.6)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Location of gain (loss) recognized in income on derivative

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$1.1	$0.3	$(3.9)	$(0.2)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	—	0.3	(0.4)	0.9

		1.1	0.6	(4.3)	0.7

Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$(1.2)	$(0.8)	$(2.3)	$(0.8)

Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$2.5	$2.6	$5.0	$5.2
		1.3	1.8	2.7	4.4

Total		$2.4	$2.4	$(1.6)	$5.1

		Amount of unrealized gain (loss) on contracts recognized in other comprehensive income (loss)

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2021	2020	2021	2020
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	0.7	(2.9)	10.6	(21.9)

		0.7	(2.9)	10.6	(21.9)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	0.4	(8.3)	18.2	21.6
Long-term debt	Accumulated other comprehensive income, net of tax	(0.7)	(6.2)	20.0	(7.0)

		(0.3)	(14.5)	38.2	14.6

Total		0.4	(17.4)	48.8	(7.3)

10.	Provision for Income Taxes
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
The income tax provision for the three months ended June 30, 2021 and 2020 was $21.3 million and $7.1 million, respectively, representing effective tax rates of 26.6% and 22.7%, respectively. The income tax provision for the six months ended June 30, 2021 and 2020 was $48.8 million and $10.0 million, respectively, representing effective tax rates of 29.5% and 22.3%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax. The increase in our effective tax rate was primarily due to the overall increase in profit before income tax and the jurisdictional profit mix.
As of June 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $26.2 million and $22.7 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2021 and December 31, 2020, approximately $2.1 million and $1.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.2 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during both the three months ended June 30, 2021 and 2020. Penalties and interest of $0.3 million was recorded in the provision for income taxes for unrecognized tax benefits during both the six months ended June 30, 2021 and 2020, respectively.
The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2021 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.0% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2021.

11.	Earnings Per Share
The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Bruker Corporation, as reported	$57.6	$24.1	$114.3	$34.6
Weighted average shares outstanding:
Weighted average shares outstanding-basic	151.3	153.6	151.6	153.9
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.6	1.1	1.4	1.2

	152.9	154.7	153.0	155.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.38	$0.16	$0.75	$0.22

Diluted	$0.38	$0.16	$0.75	$0.22

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	—	0.1	—	0.1
Unvested restricted stock units	—	—	—	—

12.	Shareholders’ Equity
Share Repurchase Program
In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, the Company purchased a total of 24,873 shares at an aggregate cost of $1.7 million under the 2019 Repurchase Program. During the six months ended June 30, 2021, the Company repurchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
In May 2021, the Company’s Board of Directors approved a stock repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $500.0 million from time to time over a two-year
period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, the Company purchased a total of 530,703 shares at an aggregate cost of $36.6 million under the 2021 Repurchase Program. At June 30, 2021, $463.4 million remained available for future purchases under the 2021 Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of comprehensive income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income	$58.7	$24.2	$116.5	$34.8
Foreign currency translation adjustments	14.3	27.1	(53.6)	3.9
Derivatives designated as hedging instruments, net of tax	0.4	(17.4)	48.8	(7.3)
Pension liability adjustments, net of tax	—	0.3	3.3	14.8

Net comprehensive income	73.4	34.2	115.0	46.2
Less: Comprehensive income attributable to noncontrolling interests	(0.7)	0.3	0.2	0.2
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	—	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$74.1	$33.9	$114.8	$46.5

The following is a summary of the components of accumulated other comprehensive income, net of tax (dollars in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$140.9	$(91.5)	$(45.7)	$3.7
Other comprehensive (loss) income before reclassifications, net of tax	(51.5)	48.8	1.7	(1.0)
Realized loss on amounts reclassified from other comprehensive income (loss), net of tax	—	—	1.6	1.6

Net current period other comprehensive (loss) income	(51.5)	48.8	3.3	0.6

Balance at June 30, 2021	$89.4	$(42.7)	$(42.4)	$4.3

Stock-Based Compensation
The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs of product revenue	$0.5	$0.4	$1.0	$0.9
Selling, general and administrative	2.6	2.0	5.0	4.0
Research and development	0.5	0.4	1.0	0.9

Total stock-based compensation	$3.6	$2.8	$7.0	$5.8

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.4 million and $0.3 million in the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million in the six months ended June 30, 2021 and 2020, respectively, related to the 2018 acquisition of Mestrelab.
At June 30, 2021, the Company had $20.3 million of unrecognized compensation expense related to employees and directors’ unvested stock units and stock options that are expected to be recognized over a weighted average remaining service period of 2.1 years.

13.	Other Charges, Net
The components of other charges, net were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Information technology transformation costs	$0.8	$0.4	$1.5	$1.3
Professional fees incurred in connection with investigation matters	(0.1)	1.1	—	4.5
Restructuring charges	1.4	1.2	2.7	2.7
Acquisition-related charges	2.3	(0.8)	3.2	(1.9)
Long-lived asset impairments	—	—	—	1.2
Other	—	(0.1)	—	0.2

Other charges, net	$4.4	$1.8	$7.4	$8.0

Restructuring Initiatives
Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$0.2	$0.3	$1.3	$1.1
Other charges, net	1.4	1.2	2.7	2.7

	$1.6	$1.5	$4.0	$3.8

The following table sets forth the changes in restructuring reserves (dollars in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4
Restructuring charges	4.0	3.6	0.4	—
Cash payments	(9.2)	(8.6)	(0.6)	—
Other, non-cash adjustments and foreign currency effect	(0.1)	0.1	(0.1)	(0.1)

Balance at June 30, 2021	$4.5	$2.7	$0.5	$1.3

14.	Commitments and Contingencies
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
On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. The Company is vigorously defending against this claim.
As of June 30, 2021 and December 31, 2020, no material accruals have been recorded for potential contingencies.

15.	Business Segment Information
The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.
Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
BSI Life Science	$341.8	$257.8	$693.6	$519.2
BSI NANO	175.3	125.5	329.7	245.6
BEST	56.6	44.8	109.0	91.0
Eliminations (a)	(2.9)	(3.5)	(6.8)	(7.2)

Total revenue	$570.8	$424.6	$1,125.5	$848.6

Operating Income (loss)
BSI Life Science	$73.6	$38.6	$162.5	$78.1
BSI NANO	21.0	5.0	33.3	(3.0)
BEST	6.8	2.3	10.9	4.0
Corporate, eliminations and other (b)	(15.8)	(8.0)	(32.0)	(24.8)

Total operating income	$85.6	$37.9	$174.7	$54.3

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.
Total assets by reportable segment are as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Assets:
BSI Life Science, BSI NANO & Corporate	$2,993.3	$2,964.5
BEST	98.6	88.7
Eliminations and other (a)	(4.9)	(4.2)

Total assets	$3,087.0	$3,049.0

(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.
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
Revenue for the three months ended June 30, 2021 increased by $146.2 million, or 34.4%, to $570.8 million, compared to $424.6 million for the comparable period in 2020. Included in revenue was an increase of approximately $28.7 million from foreign currency translation and an increase of $1.8 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $115.7 million. Revenue increases were driven by strong demand for our products and solutions, as well as a strong business and end market recovery compared to the same period in 2020.

Revenue for the six months ended June 30, 2021 increased by $276.9 million, or 32.6%, to $1,125.5 million, compared to $848.6 million for the comparable period in 2020. Included in revenue was an increase of approximately $55.5 million from foreign currency translation and an increase of $5.0 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $216.4 million. Revenue increases were driven by strong demand for our products and solutions, and the business and end market recovery compared to the six months ended June 30, 2020.
Our gross profit margin increased to 49.2% during the three months ended June 30, 2021, as compared to 43.9% in the same period in 2020, the result of higher revenue and volume leverage.
Our gross profit margin increased to 49.7% during the six months ended June 30, 2021, as compared to 44.6% in the same period in 2020, the result of higher revenue, volume leverage and favorable mix.
Our income tax provision in the three months ended June 30, 2021 and 2020 was $21.3 million and $7.1 million, respectively, representing effective tax rates of 26.6% and 22.7%, respectively. The increase in our effective tax rate was primarily due to the overall increase in profit before income tax and the jurisdictional profit mix.
Our income tax provision in the six months ended June 30, 2021 and 2020 was $48.8 million and $10.0 million, respectively, representing effective tax rates of 29.5% and 22.3%, respectively. The increase in our effective tax rate was primarily due to the overall increase in profit before income tax and the jurisdictional profit mix, as well as the impact of unfavorable discrete items in the period.
Diluted earnings per share for the three months ended June 30, 2021 was $0.38, an increase of $0.22 compared to $0.16 per share in the same period in 2020. Diluted earnings per share for the six months ended June 30, 2021 was $0.75, an increase of $0.53 compared to $0.22 per share in the same period in 2020. The increase in net income and earnings per diluted share in both the three months and six months ended June 30, 2021 was primarily driven by higher revenue, gross profit and operating profit.
The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$119.9	$46.8
Less: purchases of property, plant and equipment	(47.3)	(50.8)

Free cash flow	$72.6	$(4.0)

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
gross profit and non-GAAP gross profit margin as used by management (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Gross profit	$280.6	49.2%	$186.2	43.9%	$559.3	49.7%	$378.5	44.6%
Non-GAAP adjustments:
Restructuring costs	0.3	—	0.3	0.1%	1.4	0.1%	1.1	0.1%
Purchased intangible amortization	5.2	0.9%	5.2	1.1%	9.7	0.8%	10.1	1.2%
Other costs	(0.5)	(0.1%)	—	—	(0.5)	—	0.1	—

Non-GAAP gross profit	$285.6	50.0%	$191.7	45.1%	$569.9	50.6%	$389.8	45.9%

Our
non-GAAP
gross profit margin was 50.0% and 45.1% in the three months ended June 30, 2021 and 2020, respectively. Our non-GAAP
gross profit margin was 50.6% and 45.9% in the six months ended June 30, 2021 and 2020, respectively. The increases in our non-GAAP
gross profit margins in both the three and six months ended June 30, 2021 were driven by higher revenue and volume leverage, compared to 2020 which was negatively impacted by the
COVID-19
pandemic. Contributions from higher margin products also favorably impacted our gross profit margin in the six months ended June 30, 2021.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
operating income and non-GAAP operating margin as used by management (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Operating income	$85.6	15.0%	$37.9	8.9%	$174.7	15.5%	$54.3	6.4%
Non-GAAP adjustments:
Restructuring costs	1.7	0.3%	1.5	0.4%	4.1	0.4%	3.8	0.4%
Acquisition-related costs	2.3	0.4%	(0.8)	(0.2%)	3.2	0.3%	(1.9)	(0.2%)
Purchased intangible amortization	9.0	1.6%	9.0	2.1%	18.0	1.6%	17.7	2.1%
Other costs	0.2	—	1.4	0.3%	1.0	0.1%	7.3	0.9%

Non-GAAP operating income	$98.8	17.3%	$49.0	11.5%	$201.0	17.9%	$81.2	9.6%

Our
non-GAAP
operating margin was 17.3% and 11.5% in the three months ended June 30, 2021 and 2020, respectively. Our non-GAAP
operating margin was 17.9% and 9.6% in the six months ended June 30, 2021 and 2020, respectively. Our non-GAAP
operating margin increased in 2021 due to higher revenue, volume and operating leverage in 2021, as compared to 2020.
We can experience
quarter-to-quarter
fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•	the impact of the COVID-19 global pandemic on our customers, supply chain or manufacturing capabilities;

•	the impact of certain weather-related disruptions, such as the recent flooding in Germany and other parts of Europe;

•	the timing of governmental stimulus programs and academic research budgets;

•	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;

•	foreign currency exchange rates;

•	the time it takes for us to receive critical materials to manufacture our products;

•	general economic conditions, including the impact of COVID-19 or other factors on the global economy;

•	the time it takes to satisfy local customs requirements and other export/import requirements;

•	the time it takes for customers to construct or prepare their facilities for our products; and

•	the time required to obtain governmental licenses.
Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The
COVID-19
pandemic continues to present a challenging operating environment. During the
COVID-19
pandemic, we have been focused on and continue to focus on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions during periods of reduced demand in 2020; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.
Health and safety of our valued employees, customers and partners
We have implemented strict social distancing, enhanced cleaning protocols and other preventative measures, such as company-issued face coverings and mandatory mask protocols for unvaccinated employees, in our major facilities. While many of our office colleagues are working remotely, we are placing enhanced focus on our service organization and factory employees for whom work from home is not feasible. Where customer sites are accessible and open, our field service organizations operate under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees need to be on site. Many of our facilities have begun to plan for employees who have been working remotely during the pandemic to gradually return to the office. Employee and visitor health and safety will remain our paramount concern.

Maintaining business continuity and service levels to our customers
Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergence of additional strains of the virus, particularly any new strains of the virus that are more resistant to existing vaccines, we may again need to consider temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion. We continue to manage supply chain risks, more recently associated with the economic recovery from the pandemic, like the worldwide shortage of semiconductor chips, components and raw materials, such as copper.
Executing prudent temporary cost reductions
During a period of reduced demand due to COVID-19 in 2020, we implemented temporary cost reduction measures in an effort to mitigate the negative impacts on our business of
COVID-19
and the related slowdown in the global economy. These temporary measures included short-time work for many of our European operations, temporary tiered salary reductions for our board of directors, global leadership team and workforce, one-to
two-week
closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic
discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we have maintained our important investments in key strategic initiatives. These cost reduction measures have since been relaxed, as our revenue has recovered. We could in fact experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities start multiplying post-pandemic, causing the search for and retention of talent to become more competitive.
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
The
COVID-19
global pandemic has driven volatility and uncertainty in global markets and has in the past affected our operations significantly. We continue to work to manage the impact of
COVID-19
on our operations; however, the full extent to which any resurgence of the virus, the emergence of any new strains of the virus, or the availability and effectiveness of
COVID-19
vaccines will impact our business, directly or indirectly, cannot accurately be predicted at this time. As we begin to emerge from the pandemic, we continue to monitor the impact of
COVID-19
on our business and our supply chain and respond accordingly. For additional information on the various risks posed by the
COVID-19
pandemic, refer to Item 1A. Risk Factors included in this report.
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
10-K
for the year ended December 31, 2020.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Consolidated Results
The following table presents our results (dollars in millions, except per share data):

	Three Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$474.3	$347.0	$127.3	36.7%
Service revenue	94.7	76.1	18.6	24.4%
Other revenue	1.8	1.5	0.3	20.0%

Total revenue	570.8	424.6	146.2	34.4%
Cost of product revenue	236.0	193.3	42.7	22.1%
Cost of service revenue	54.1	44.7	9.4	21.0%
Cost of other revenue	0.1	0.4	(0.3)	*NM

Total cost of revenue	290.2	238.4	51.8	21.7%

Gross profit	280.6	186.2	94.4	50.7%
Operating expenses:
Selling, general and administrative	134.8	102.4	32.4	31.6%
Research and development	55.8	44.1	11.7	26.5%
Other charges, net	4.4	1.8	2.6	144.4%

Total operating expenses	195.0	148.3	46.7	31.5%

Operating income	85.6	37.9	47.7	125.9%
Interest and other income (expense), net	(5.6)	(6.6)	1.0	(15.2)%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	80.0	31.3	48.7	155.6%
Income tax provision	21.3	7.1	14.2	200.0%

Consolidated net income	58.7	24.2	34.5	142.6%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.1	1.0	*NM

Net income attributable to Bruker Corporation	$57.6	$24.1	$33.5	139.0%

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.38	$0.16	$0.22	137.5%

Weighted average common shares outstanding:
Basic	151.3	153.6
Diluted	152.9	154.7

*	NM not meaningful
Revenue
Revenue increases were driven by strong demand for our products and solutions, as well as a strong business and end market recovery as compared to the same period in 2020.

Gross Profit
The increase in gross profit in the three months ended June 30, 2021, as compared to the same period in 2020, was a result of higher revenue and volume leverage.
Selling, General and Administrative
Our selling, general and administrative expenses for the three months ended June 30, 2021 decreased to 23.6% of total revenue, from 24.1% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Research and Development
Our research and development expenses for the three months ended June 30, 2021 decreased to 9.8% of total revenue from 10.4% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Other Charges, Net
Other charges, net recorded for the three months ended June 30, 2021 consisted of $2.3 million of acquisition-related charges related to acquisitions completed in 2021 and 2020, $1.4 million of restructuring costs, $0.8 million of costs associated with our global information technology (IT) transformation activities offset by a $0.1 million adjustment regarding professional fees incurred in connection with investigation matters.
Other charges, net for the three months ended June 30, 2020 consisted primarily of $1.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.1 million of professional fees incurred in connection with investigation matters and $0.4 million of costs associated with our global IT transformation initiative offset by a benefit of $0.8 million related to previous acquisitions.
Operating Income
The increase in operating income was due to higher revenue, gross profit and favorable operating leverage in the three months ended June 30, 2021 as our business and end markets rebounded, as compared to the same period in 2020 which was negatively impacted by the
COVID-19
pandemic and related economic slowdown.
Interest and Other Income (Expense), Net
The decline in net interest and other expense in the three months ended June 30, 2021, as compared to the same period in 2020 was mainly due to a smaller loss on foreign currency denominated transactions, partially offset by an increase in interest expense on our debt obligations.
Income Tax Provision
The 2021 and 2020 effective tax rates were estimated using projected annual pre-tax
income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.
The effective tax rates for the three months ended June 30, 2021 and 2020 were 26.6% and 22.7%, respectively. The increase in our effective tax rate was primarily due to the overall increase in profit before income tax and the jurisdictional profit mix.
Net Income (Loss) Attributable to Noncontrolling Interests
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share in the three months ended June 30, 2021, as compared to the same period in 2020, was primarily driven by higher revenue, gross profit and operating profit as a result of the strengthened demand and recovery in our business and end markets.

Reportable Segment Revenue
The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2021	2020	Dollar Change	Change
BSI Life Science	$341.8	$257.8	$84.0	32.6%
BSI NANO	175.3	125.5	49.8	39.7%
BEST	56.6	44.8	11.8	26.3%
Eliminations (a)	(2.9)	(3.5)	0.6

	$570.8	$424.6	$146.2	34.4%

(a)	Represents product and service revenue between reportable segments.
For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science Segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.
The increase in revenue for the BSI Life Science Segment in the three months ended June 30, 2021 was due to strong demand, business and end market recovery, and was led by growth in mass spectrometry, infrared and Raman, microbiology and preclinical imaging products. The increase in revenue for the BSI NANO segment was driven by a rebound in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers. The increase in revenue for the BEST segment resulted from higher “big science” project revenue in the three months ended June 30, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2021		2020
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$73.6	21.5%	$38.6	15.0%
BSI NANO	21.0	12.0%	5.0	4.0%
BEST	6.8	12.0%	2.3	5.1%
Corporate, eliminations and other (a)	(15.8)		(8.0)

Total operating income	$85.6	15.0%	$37.9	8.9%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
The operating margin increases in the BSI Life Science and BSI NANO Segments resulted from higher revenue, volume and operating leverage. The operating margin increase in the BEST segment resulted from higher revenue and favorable mix.

Consolidated Results
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
The following table presents our results (dollars in millions, except per share data):

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$932.9	$692.0	$240.9	34.8%
Service revenue	188.8	154.3	34.5	22.4%
Other revenue	3.8	2.3	1.5	65.2%

Total revenue	1,125.5	848.6	276.9	32.6%
Cost of product revenue	456.9	373.8	83.1	22.2%
Cost of service revenue	108.8	95.8	13.0	13.6%
Cost of other revenue	0.5	0.5	—	—

Total cost of revenue	566.2	470.1	96.1	20.4%

Gross profit	559.3	378.5	180.8	47.8%
Operating expenses:
Selling, general and administrative	266.6	223.6	43.0	19.2%
Research and development	110.6	92.6	18.0	19.4%
Other charges, net	7.4	8.0	(0.6)	(7.5)%

Total operating expenses	384.6	324.2	60.4	18.6%

Operating income	174.7	54.3	120.4	221.7%
Interest and other income (expense), net	(9.4)	(9.5)	0.1	(1.1)%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	165.3	44.8	120.5	269.0%
Income tax provision	48.8	10.0	38.8	388.0%

Consolidated net income	116.5	34.8	81.7	234.8%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	2.2	0.2	2.0	*NM

Net income attributable to Bruker Corporation	$114.3	$34.6	$79.7	230.3%

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.75	$0.22	$0.53	240.9%

Weighted average common shares outstanding:
Basic	151.6	153.9
Diluted	153.0	155.1

*	NM not meaningful
Revenue
Revenue increases were driven by strong demand for our products and solutions, and the business and end market recovery as compared to the same period in 2020.
Gross Profit
The increase in gross profit in the six months ended June 30, 2021, as compared to the same period in 2020, was a result of higher revenue, volume leverage and favorable mix.
Selling, General and Administrative
Our selling, general and administrative expenses for the six months ended June 30, 2021 decreased to 23.7% of total revenue, from 26.3% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.

Research and Development
Our research and development expenses for the six months ended June 30, 2021 decreased to 9.8% of total revenue from 10.9% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Other Charges, Net
Other charges, net recorded for the six months ended June 30, 2021 consisted of $3.2 million of acquisition-related charges related to acquisitions completed in 2021 and 2020, $2.7 million of restructuring costs and $1.5 million of costs associated with our global IT transformation activities.
Other charges, net recorded for the six months ended June 30, 2020 consisted primarily of $4.5 million of professional fees incurred in connection with investigation matters, $2.7 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million related to long-lived asset impairments, and $1.3 million of costs associated with our global IT transformation initiative offset by a benefit of $1.9 million related to previous acquisitions.
Operating Income
The increase in operating income was due to higher revenue, volume and operating leverage in the six months ended June 30, 2021 as our business and end markets rebounded, as compared to the same period in 2020 which was negatively impacted by the
COVID-19
pandemic and related economic slowdown.
Interest and Other Income (Expense), Net
Net interest expense was consistent in the six months ended June 30, 2021, as compared to the same period in 2020 and primarily includes interest expense on our debt obligations.
Income Tax Provision
The 2021 and 2020 effective tax rates were estimated using projected annual pre-tax
income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.
The effective tax rates for the six months ended June 30, 2021 and 2020 were 29.5% and 22.3%, respectively. The increase in our effective tax rate was primarily due to the overall increase in profit before income tax and the jurisdictional profit mix, as well as the impact of unfavorable discrete items in the period.
Net Income (Loss) Attributable to Noncontrolling Interests
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share in the six months ended June 30, 2021, as compared to the same period in 2020, was primarily driven by the increase in revenue, gross profit and operating profit as a result of strengthened demand and recovery in our business and end markets.

Reportable Segment Revenue
The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage Change
	2021	2020	Dollar Change
BSI Life Science	$693.6	$519.2	$174.4	33.6%
BSI NANO	329.7	245.6	84.1	34.2%
BEST	109.0	91.0	18.0	19.8%
Eliminations (a)	(6.8)	(7.2)	0.4

	$1,125.5	$848.6	$276.9	32.6%

(a)	Represents product and service revenue between reportable segments.
The increase in revenue for the BSI Life Science Segment in the six months ended June 30, 2021 was due to strong demand and business and end market recovery across the segment’s major product lines, including mass spectrometry, infrared, Raman, miobiology and Nuclear Magnetic Resonance (NMR) products, and included customer acceptance of two GHz-class NMR systems. The increase in revenue for the BSI NANO segment was driven by a rebound in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers. The increase in BEST segment resulted from higher “big science” project revenue in the six months ended June 30, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2021		2020
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$162.5	23.4%	$78.1	15.0%
BSI NANO	33.3	10.1%	(3.0)	(1.2)%
BEST	10.9	10.0%	4.0	4.4%
Corporate, eliminations and other (a)	(32.0)		(24.8)

Total operating income	$174.7	15.5%	$54.3	6.4%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
The operating margin increases in the BSI Life Science and BSI NANO Segments resulted from higher revenue, volume and operating leverage. The operating margin increase in the BEST segment resulted from higher revenue and favorable mix.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.
Cash, cash equivalents and short-term investments at June 30, 2021 and December 31, 2020 totaled $706.0 million and $731.8 million, respectively, of which $583.2 million and $514.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$119.9	$46.8
Net cash used in investing activities	(95.4)	(115.7)
Net cash (used in) provided by financing activities	(83.0)	138.2
Effect of exchange rates on cash and cash equivalents	(15.3)	(0.8)

Total (decrease) increase in cash and cash equivalents	$(73.8)	$68.5

Cash provided by operating activities during the six months ended June 30, 2021 resulted from consolidated net income adjusted for non-cash
items of $185.1 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $65.2 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets. The decrease in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2021 was primarily due to improved inventory management, higher payables and accrued liabilities partially offset by a decrease in cash received from customers due to timing of payments as compared to the same period in the prior year. During the six months ended June 30, 2020, net cash provided by operating activities resulted from consolidated net income adjusted for non-cash
items of $97.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $50.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2020 was primarily caused by an increase in cash received from customers offset by purchases of inventory for orders in 2020.
Cash used in investing activities during the six months ended June 30, 2021 resulted mainly purchases of property, plant and equipment of $47.3 million, purchases of short-term investments of $48.0 million and acquisitions of $4.0 million. Cash used in investing activities during the six months ended June 30, 2020 was primarily attributed to cash paid for purchases of property, of plant and equipment of $50.8 million, purchases of short-term investments of $50.0 million and acquisitions of $24.6 million offset by $6.1 million of maturities in short-term investments.
Net cash used in financing activities during the six months ended June 30, 2021 was primarily from cash paid for purchases of common stock under our repurchase program of $71.1 million and $12.1 million for the payment of dividends. Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to $200.9 million in net proceeds from borrowings under the 2019 Revolving Credit Agreement offset in part by $12.3 million for the payment of dividends and $50.0 million of repurchases of common stock under our repurchase program.
Share Repurchase Program
In May 2019, our Board of Directors approved our share repurchase program (the “2019 Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, we purchased 24,873 shares of common stock with an aggregate cost of approximately $1.7 million under the 2019 Repurchase Program. During the six months ended June 30, 2021, we repurchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year
period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, we purchased 530,703 shares of common stock with an aggregate cost of approximately $36.6 million under the 2021 Repurchase Program. At June 30, 2021, $463.4 million remained for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.
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
As of June 30, 2021, we had approximately $66.0 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2021; approximately $108.0 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $12.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.
Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Credit Facilities
On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million of 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million of 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.3 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively and by $2.7 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. We anticipate these swap agreements will lower net interest expense in future years.
We had the following debt outstanding (dollars in millions):

	June 30, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	320.9	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.2)	(2.4)
Finance lease obligations and other loans	5.6	6.4

Total debt	829.3	844.5
Current portion of long-term debt	(108.2)	(2.2)

Total long-term debt, less current portion	$721.1	$842.3

As of June 30, 2021, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
As of June 30, 2021, we had no
off-balance
sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2021 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	122.0	—	122.0	—

Total revolving lines of credit		$722.0	$—	$122.1	$599.9

As of June 30, 2021, we
were in compliance with the financial covenants of these debt agreements.
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
Changes in foreign currency translation rates increased our revenue by 6.8% and decreased our revenue by 1.1% for the three months ended June 30, 2021 and 2020, respectively. Changes in foreign currency translation rates increased our revenue by 6.5% and decreased our revenue by 1.1% for the six months ended June 30, 2021 and 2020, respectively.
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end
exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended June 30, 2021 and 2020, we recorded net gains from currency translation adjustments of $14.3 million and $27.1 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded net losses from foreign currency translation of $53.6 million and net gains of $3.9 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

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
As of June 30, 2021, we have several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. dollar to Swiss Franc and a notional value of $355.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended June 30, 2021 and 2020, we recorded net gains from the changes in fair value of the derivatives of $1.1 million and net losses of $11.2 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded net gains from the changes in fair value of the derivatives of $28.8 million and net losses of $0.3 million, respectively.
On December 11, 2019, we entered into a note purchase agreement, referred to as the 2019 Note Purchase Agreement, with a group of institutional accredited investors. Pursuant to the 2019 Note Purchase Agreement, we issued and sold CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. We designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Accordingly, the change in fair value of the 2019 Note Purchase Agreement is recorded in other comprehensive income within derivatives designated as hedging instruments, net of tax. For the three months ended June 30, 2021 and 2020, we recorded net losses from the changes in fair value of the 2019 Note Purchase Agreement of $0.7 million and $6.2 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded net gains from the changes in fair value of the 2019 Note Purchase Agreement of $20.0 million and net losses of $7.0 million, respectively.
From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2021 and December 31, 2020, we had foreign exchange contracts with notional amounts aggregating $134.5 million and $278.3 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.
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
Commodity Price Risk
We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin,
used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin
are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2021 and December 31, 2020, we had fixed price commodity contracts with notional amounts aggregating $3.8 million and $8.8 million, respectively. The fair value of the fixed price commodity contracts at June 30, 2021 and December 31, 2020 was $2.2 million and $3.1 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.
Inflation Risk
We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES
We have established disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Impacts to our business included temporary closures in 2020 of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, have implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where we have significant operations, have implemented re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of our employees in these areas continue to work remotely, and any re-openings
may be delayed or pulled back if the virus continues to spread or as new strains of the virus emerge, in particular if existing vaccines are determined to be less effective against these new strains than against earlier strains. In addition, while some parts of the world are beginning to resume pre-pandemic
business operations, certain Asia Pacific geographies where we operate are continuing to experience significant disruptions relating to
COVID-19.
Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Customer purchasing departments could operate at reduced capacity and customers could delay or cut capital expenditures and operating budgets due to ongoing pandemic-related concerns. Even where customers have re-opened
their sites, some still operate at productivity levels

that are below
pre-pandemic
levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have in the past adversely impacted and may continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which could impact our ability to manufacture or supply our products. We could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities start multiplying post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our global sales and future operating results.
We are continuing to monitor and assess the effects of the
COVID-19
pandemic on our commercial operations in 2021. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely may continue to affect demand for the Company’s products and its operating results.
There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule
10b-18(a)(3)
under the Exchange Act, during the quarter ended June 30, 2021 of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021 (1)	24,873	$68.01	24,873	$—
May 1 - May 31, 2021 (2)	465,503	$68.86	465,503	$467,943,143
June 1 - June 30, 2021 (2)	65,200	$69.98	65,200	$463,380,168

	555,576	$68.96	555,576

(1)
The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 10, 2019. The shares were purchased on the open market at prevailing prices. We completed the share purchase program in April 2021, after reaching the maximum cumulative spend.

(2)
The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 12, 2021, which permits the purchase of up to $500 million of its common stock over a two-year
period. The shares were purchased on the open market at prevailing prices.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	First Amendment to Term Loan Agreement

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL (included in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 5, 2021	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)