Form 10-Q
period 2021-09-30
BRUKER CORP
filed 2021-11-05
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2 , 2021
Common Stock, $0.01 par value per share	151,655,227 shares

BRUKER CORPORATION
Quarterly Report on
Form 10-Q
For the Quarter Ended September 30, 2021
Index

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4:	Controls and Procedures	40
Part II	OTHER INFORMATION	40
Item 1:	Legal Proceedings	40
Item 1A:	Risk Factors	41
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6:	Exhibits	44
	Signatures	45

PART I FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$573.0	$681.8
Short-term investments	96.8	50.0
Accounts receivable, net	372.1	335.3
Inventories	732.8	692.3
Assets held for sale	4.5	—
Other current assets	210.1	165.6

Total current assets	1,989.3	1,925.0
Property, plant and equipment, net	389.4	395.5
Goodwill	324.2	320.4
Intangible assets, net	217.7	229.1
Assets held for sale	0.4	—
Other long-term assets	206.7	179.0

Total assets	$3,127.7	$3,049.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$109.5	$2.2
Accounts payable	141.1	134.6
Customer advances	178.3	189.2
Other current liabilities	492.3	465.9

Total current liabilities	921.2	791.9
Long-term debt	717.5	842.3
Other long-term liabilities	399.1	440.5
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	0.3	—
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 174,835,498 and 174,045,610 shares issued and 151,690,664 and 151,987,081 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1.7	1.7
Treasury stock, at cost, 23,144,834 and 22,058,529 shares at September 30, 2021 and December 31, 2020, respectively	(738.1)	(667.0)
Accumulated other comprehensive income (loss)	(10.7)	3.7
Other shareholders’ equity	1,822.7	1,622.8

Total shareholders’ equity attributable to Bruker Corporation	1,075.6	961.2
Noncontrolling interest in consolidated subsidiaries	14.0	13.1

Total shareholders’ equity	1,089.6	974.3

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,127.7	$3,049.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$508.3	$419.6	$1,441.2	$1,111.6
Service revenue	99.0	90.0	287.8	244.3
Other revenue	1.6	1.8	5.4	4.1

Total revenue	608.9	511.4	1,734.4	1,360.0
Cost of product revenue	243.5	210.3	700.4	584.1
Cost of service revenue	56.5	52.6	165.3	148.4
Cost of other revenue	0.2	0.2	0.7	0.7

Total cost of revenue	300.2	263.1	866.4	733.2

Gross profit	308.7	248.3	868.0	626.8
Operating expenses:
Selling, general and administrative	141.3	114.6	407.9	338.2
Research and development	52.1	48.3	162.7	140.9
Other charges, net	2.1	4.2	9.5	12.2

Total operating expenses	195.5	167.1	580.1	491.3

Operating income	113.2	81.2	287.9	135.5
Interest and other income (expense), net	(4.4)	(5.9)	(13.8)	(15.4)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	108.8	75.3	274.1	120.1
Income tax provision	20.7	20.0	69.5	30.0

Consolidated net income	88.1	55.3	204.6	90.1
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.0	1.0	3.2	1.2

Net income attributable to Bruker Corporation	$87.1	$54.3	$201.4	$88.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.58	$0.35	$1.33	$0.58

Diluted	$0.57	$0.35	$1.32	$0.57

Weighted average common shares outstanding:
Basic	151.4	153.2	151.5	153.7
Diluted	152.8	154.3	153.0	154.8
Comprehensive income	$73.1	$64.0	$188.1	$110.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.4	0.9	1.5
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$72.4	$62.6	$187.2	$109.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised		65,312	—			1.2			1.2		1.2
Restricted stock units vested		21,821	—			(0.1)			(0.1)		(0.1)
Stock based compensation						3.4			3.4		3.4
Shares purchased		(530,729)		530,729	(32.8)				(32.8)		(32.8)
Dividends declared to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income							56.7		56.7	1.1	57.8
Other comprehensive income (loss)								(15.8)	(15.8)	(0.2)	(16.0)

Balance at March 31, 2021	$—	151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7
Stock options exercised		64,783	—			1.0			1.0		1.0
Restricted stock units vested		1,780	—			—			—		—
Stock based compensation						3.6			3.6		3.6
Shares purchased		(555,576)		555,576	(38.3)				(38.3)		(38.3)
Dividends declared to common stockholders ($0.04 per share)							(6.0)		(6.0)		(6.0)
Formation of Acuity Spatial Genomics Inc.	0.3								—		—
Consolidated net income	—						57.6		57.6	1.1	58.7
Other comprehensive income (loss)								16.4	16.4	(1.7)	14.7

Balance at June 30, 2021	$0.3	151,054,472	$1.7	23,144,834	$(738.1)	$225.4	$1,508.7	$4.3	$1,002.0	$13.4	$1,015.4
Stock options exercised		385,597	—			8.3			8.3		8.3
Restricted stock units vested		250,595	—			(4.5)			(4.5)		(4.5)
Stock based compensation						3.8			3.8		3.8
Dividends declared to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income	—						87.1		87.1	1.0	88.1
Other comprehensive income (loss)								(15.0)	(15.0)	(0.4)	(15.4)

Balance at September 30, 2021	$0.3	151,690,664	$1.7	23,144,834	$(738.1)	$233.0	$1,589.7	$(10.7)	$1,075.6	$14.0	$1,089.6

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised		30,182	—			0.7			0.7		0.7
Restricted stock units vested		40,516	—			(0.1)			(0.1)		(0.1)
Stock based compensation						3.0			3.0		3.0
Cash dividends paid to common stockholders ($0.04 per share)	—						(6.2)		(6.2)	(1.2)	(7.4)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)						(1.3)		(1.3)		(1.3)
Consolidated net income	—						10.5		10.5	0.1	10.6
Other comprehensive income (loss)	(0.5)							2.2	2.2	(0.2)	2.0

Balance at March 31, 2020	$—	154,226,496	$1.7	19,346,577	$(543.8)	$203.3	$1,277.7	$(23.3)	$915.6	$9.0	$924.6
Stock options exercised		61,968	—			1.3			1.3		1.3
Restricted stock units vested		3,510	—			(0.1)			(0.1)		(0.1)
Stock based compensation						2.8			2.8		2.8
Shares Repurchased		(1,214,282)		1,214,282	(50.0)				(50.0)		(50.0)
Cash dividends paid to common stockholders ($0.04 per share)							(6.1)		(6.1)		(6.1)
Consolidated net income							24.1		24.1	0.1	24.2
Other comprehensive income								9.8	9.8	0.1	9.9

Balance at June 30, 2020	$—	153,077,692	$1.7	20,560,859	$(593.8)	$207.3	$1,295.7	$(13.5)	$897.4	$9.2	$906.6
Stock options exercised		25,461	—			0.5			0.5		0.5
Restricted stock units vested		208,652	—			(1.2)			(1.2)		(1.2)
Stock based compensation						4.1			4.1		4.1
Shares Repurchased		(127,278)		127,278	(5.0)				(5.0)		(5.0)
Cash dividends paid to common stockholders ($0.04 per share)							(6.3)		(6.3)		(6.3)
Consolidated net income							54.3		54.3	1.0	55.3
Other comprehensive income								8.3	8.3	0.4	8.7

Balance at September 30, 2020	$—	153,184,527	$1.7	20,688,137	$(598.8)	$210.7	$1,343.7	$(5.2)	$952.1	$10.6	$962.7

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$204.6	$90.1
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	66.1	58.7
Stock-based compensation expense	11.9	10.9
Deferred income taxes	(6.5)	0.5
Other non-cash expenses, net	24.8	25.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(47.7)	36.9
Inventories	(81.3)	(109.7)
Accounts payable and accrued expenses	45.9	(15.3)
Income taxes payable, net	(33.4)	(9.1)
Deferred revenue	19.4	20.1
Customer advances	(9.5)	32.4
Other changes in operating assets and liabilities, net	(50.5)	(11.8)

Net cash provided by operating activities	143.8	129.2

Cash flows from investing activities:
Purchases of short-term investments	(48.0)	(100.0)
Maturity of short-term investments	0.7	56.1
Purchases of investments held to maturity	(0.5)	—
Cash paid for acquisitions, net of cash acquired	(45.0)	(58.8)
Purchases of property, plant and equipment	(63.6)	(68.4)
Proceeds from sales of property, plant and equipment	4.0	0.1
Net proceeds from cross currency swap agreements	8.6	7.1

Net cash used in investing activities	(143.8)	(163.9)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(305.1)
Proceeds from revolving lines of credit	—	297.5
Repayment of other debt	(2.2)	(0.4)
Proceeds from other debt	0.4	—
Payment of deferred financing costs	—	(0.1)
Proceeds from issuance of common stock, net	5.9	1.1
Payment of contingent consideration	(0.4)	(6.2)
Payment of dividends to common stockholders	(18.2)	(18.5)
Purchases of common stock	(71.1)	(54.4)
Cash payments to noncontrolling interest	—	(1.2)

Net cash used in financing activities	(85.6)	(87.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23.4)	10.7

Net change in cash, cash equivalents and restricted cash	(109.0)	(111.3)
Cash, cash equivalents and restricted cash at beginning of period	685.5	681.9

Cash, cash equivalents and restricted cash at end of period	$576.5	$570.6

Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.7	$3.6

Restricted cash period ending balance	$3.5	$3.5

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

1.	Description of Business
Bruker Corporation, together with its consolidated subsidiaries (Bruker or the Company), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company’s products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company’s products address the rapidly evolving n
e
eds of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in vitro diagnostics, nanotechnology and materials science research.
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
The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2021, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, have not changed.
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
Impacts to the Company’s business included temporary closures in 2020 of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where the Company has significant operations have implemented re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of the Company’s employees in these areas continue to work remotely, and many re-openings
have been delayed or pulled back as the virus continues to spread and as new strains of the virus emerge. In addition, while some parts of the world are beginning to resume pre-pandemic
business operations, certain Asia Pacific geographies where the Company operates are continuing to experience significant
COVID-19
disruptions. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened
their sites, some still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which could impact the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has historically impacted and may continue to impact the Company’s global sales and operating results.
Further, on September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for
COVID-19
by January 4, 2022 or obtain a negative
COVID-19
test at least once a week. The OSHA ETS was issued on November 4, 2021. President Biden also issued an Executive Order requiring certain
COVID-19
precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict with any certainty the exact impact on the Company of the OSHA ETS or the requirements for government contractors and their subcontractors. Any requirement to mandate
COVID-19
vaccination of the Company’s workforce or require the Company’s unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose obligations on the Company’s suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials and the Company’s results of operations and financial condition could be adversely affected.
The Company has experienced supply chain interruptions as a result of the COVID-19 pandemic. Various factors, including increased demand for certain components and production delays and other natural events and disasters, are contributing to shortages of certain components used in the Company’s products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to the Company’s production activities, which could have a substantial adverse effect on the Company’s financial condition or results of operations. If the Company is unsuccessful in resolving any such component shortages in a timely manner, the Company could experience a significant adverse impact on the timing of its revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on the Company’s operating results.

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
In December 2019, the FASB issued ASU 2019-12 -
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption was permitted. The Company adopted this ASU on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements.

3.	Revenue
The following table presents the Company’s revenues by Group and End Customer Geography (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by Group:
Bruker BioSpin	$186.5	$152.1	$494.4	$398.1
Bruker CALID	194.2	171.3	579.9	444.5
Bruker Nano	174.9	147.1	504.6	392.7
BEST	57.0	43.8	166.0	134.8
Eliminations	(3.7)	(2.9)	(10.5)	(10.1)

Total revenue	$608.9	$511.4	$1,734.4	$1,360.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by End Customer Geography:
United States	$163.2	$120.1	$442.0	$332.1
Germany	55.5	50.4	186.4	134.9
Rest of Europe	155.4	142.9	459.9	357.7
Asia Pacific	191.6	160.0	525.8	433.3
Other	43.2	38.0	120.3	102.0

Total revenue	$608.9	$511.4	$1,734.4	$1,360.0

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$530.8	$442.2	$1,503.0	$1,174.0
Revenue recognized over time	78.1	69.2	231.4	186.0

Total revenue	$608.9	$511.4	$1,734.4	$1,360.0

Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2021, remaining performance obligations were approximately $2,035.9 million. The Company expects to recognize revenue on approximately 68.4% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.
Contract assets—
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2021 and December 31, 2020 was $56.4 million and $41.8 million, respectively.
Contract liabilities—
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of September 30, 2021 and December 31, 2020, the contract liabilities were $400.6 million and $399.4 million, respectively. The increase in the contract liability balance during the nine months ended September 30, 2021 is primarily the result of new performance obligations entered into during the period in addition to delays in instrument installations due to customer facility closures or reduced operations as a result of
COVID-19.
Approximately $250.5 million of the contract liability balance on December 31, 2020 was recognized as revenue during the nine months ended September 30, 2021.

4.	Acquisitions
The impact of all acquisitions and investments in other entities during the nine months ended September 30, 2021, individually and collectively, on revenues, net income and total assets was not material and accordingly, pro forma financial information reflecting all acquisitions has not been presented.
2021
SCI Instruments
On August 24, 2021,
the Company acquired SCI Instruments (“SCI”), a privately held company, for a purchase price of $28.0 million with the potential for additional consideration of up to $4.0 million based on revenue and gross margin achievements in the calendar years 2022 and 2023. SCI is a manufacturer of advanced metrology systems and analysis software and serves major companies in the semiconductor, optoelectronics, data storage, display, MEMS, and optical coating industries. SCI will be integrated into the BSI Nano segment
. The acquisition is being accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (dollars in millions):

Consideration Transferred:
Cash paid	$28.0
Fair value of contingent consideration	1.0
Working capital adjustment	(1.0)

Total consideration transferred	$28.0

Allocation of Consideration Transferred:
Inventories	$1.0
Other current and non-current assets	1.0
Intangible assets:
Technology	7.1
Customer relationships	6.4
Trade name	0.4
Backlog	1.2
Goodwill	12.6
Liabilities assumed	(1.7)

Total consideration allocated	$28.0

The preliminary fair value allocation included contingent consideration in the amount of $1.0 million, which represented the estimated fair value of future payments to the former shareholders of SCI based on achieving revenue and gross margin targets for the calendar years 2022 and 2023. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the trade name and technology, and nine years for the customer relationships. The backlog intangible asset is expected to be fully amortized by December 31, 2021.
In addition to the SCI acquisition, in 2021 the Company completed acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Creative Instruments	July 1, 2021	BSI Life Science	$1.0	$1.0
SVXR, Inc.	September 9, 2021	BSI Nano	14.0	11.9

			$15.0	$12.9

In addition to the acquisitions noted above, in the nine months ended September 30, 2021, the Company made investments in businesses complementary to its own portfolio. The following table reflects the consideration transferred and the respective reporting segment for these investments (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Consideration	Cash Consideration
Glycopath Inc.	Investment	February 18, 2021	BSI Life Science	$2.0	$2.0
IonPath Inc.	Investment	March 18, 2021	BSI Life Science	2.0	2.0
Olaris, Inc.	Investment	September 23, 2021	BSI Life Science	0.5	0.5

				$4.5	$4.5

5.	Inventories
Inventories consisted of the following (dollars in millions):

	September 30, 2021	December 31, 2020
Raw materials	$209.9	$198.8
Work-in-process	272.5	245.7
Finished goods	155.9	152.1
Demonstration units	94.5	95.7

Inventories	$732.8	$692.3

Finished goods include
in-transit
systems that have been shipped to the Company’s customers for which control has not passed to the customers. As of September 30, 2021, and December 31, 2020, the value of inventory-in-transit
was $53.9 million and $67.8 million, respectively.

6.	Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill (dollars in millions):

Total
Balance at December 31, 2020	$320.4
Current period additions/adjustments	12.7
Foreign currency impact	(8.9)

Balance at September 30, 2021	$324.2

Intangible Assets
The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$308.4	$(202.1)	$106.3	$309.8	$(194.6)	$115.2
Customer relationships	155.1	(54.6)	100.5	148.3	(45.4)	102.9
Trade names	15.1	(5.4)	9.7	15.2	(4.4)	10.8
Other	1.8	(0.6)	1.2	0.3	(0.1)	0.2

Intangible assets	$480.4	$(262.7)	$217.7	$473.6	$(244.5)	$229.1

For the three months ended September 30, 2021 and 2020, the Company recorded amortization expense of $9.3 million and $9.0 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense of $27.3 million and $26.7 million, respectively, related to intangible assets subject to amortization.

7.	Debt
The Company’s debt obligations consisted of the following (dollars in millions):

	September 30, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	318.1	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.1)	(2.4)
Finance lease obligations and other loans	6.0	6.4

Total debt	827.0	844.5
Current portion of long-term debt	(109.5)	(2.2)

Total long-term debt, less current portion	$717.5	$842.3

The following is a summary of the maximum commitments and the net amounts available to the Company under its credit agreements and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2021 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	115.2	—	115.2	—

Total revolving lines of credit		$715.2	$—	$115.3	$599.9

As of September 30, 2021, the Company was in compliance with the financial covenants of all debt agreements.
As of September 30, 2021, the Company had several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. to Swiss Franc and a notional value of $355.0 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by
$1.4 million during

each of
the three months ended September 30, 2021 and 2020, and by $4.1 million and
$5.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

8.	Fair Value of Financial Instruments
The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (dollars in millions):

September 30, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$12.4	$—	$12.4	$—
Short-term investments	96.8	—	96.8	—
Interest rate and cross currency swap agreements	7.1	—	7.1	—
Fixed price commodity contracts	0.8	—	0.8	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$118.3	$—	$117.1	$1.2

Liabilities:
Contingent consideration	$5.6	$—	$—	$5.6
Hybrid instrument liability	14.3	—	—	14.3
Interest rate and cross currency swap agreements	29.0	—	29.0	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Forward currency contracts	0.7	—	0.7	—
Long-term fixed interest rate debt	535.1	—	535.1	—

Total liabilities recorded at fair value	$584.8	$—	$564.9	$19.9

December 31, 2020	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$183.2	$—	$183.2	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.6	—	7.6	—
Forward currency contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.1	—	3.1	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$247.3	$—	$246.1	$1.2

Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Hybrid instrument liability	13.9	—	—	13.9
Interest rate and cross currency swap agreements	61.5	—	61.5	—
Forward currency contracts	0.4	—	0.4	—
Long-term fixed interest rate debt	549.8	—	549.8	—

Total liabilities recorded at fair value	$629.9	$—	$611.7	$18.2

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
The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the nine months ended September 30, 2021 or 2020.
The fair value of the long-term fixed interest rate debt, which has been classified as Level 2 was based on market and observable sources with similar maturity dates. The carrying value of our variable rate debt approximates its fair value at September 30, 2021 and December 31, 2020.
On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the nine months ended September 30, 2021 or 2020.
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
The following table sets forth the changes in contingent consideration liabilities (dollars in millions):

Balance at December 31, 2020	$4.3
Current period additions	1.9
Current period adjustments	(0.1)
Current period settlements	(0.4)
Foreign currency effect	(0.1)

Balance at September 30, 2021	$5.6

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
The following table sets forth the changes in hybrid instrument liability (dollars in millions):

Balance at December 31, 2020	$13.9
Current period adjustments	1.1
Foreign currency effect	(0.7)

Balance at September 30, 2021	$14.3

9.	Derivative Instruments and Hedging Activities
Commodity Price Risk Management
At September 30, 2021 and December 31, 2020, the Company had fixed price commodity contracts with notional amounts aggregating $4.5 million and $8.8 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenue.
Foreign Exchange Rate Risk

Management
The Company had notional amounts outstanding under forward currency contracts and cross-currency interest rate swap agreements as of (dollars in millions):

	September 30, 2021		December 31, 2020
	Notional Amount in U.S. Dollars	Fair Value	Notional Amount in U.S. Dollars	Fair Value
Forward currency contracts (1):
Assets	$10.4	$—	$175.8	$2.1
Liabilities	114.1	(0.7)	102.5	(0.4)
Cross-currency and interest rate swap agreements (2):
Liabilities	505.0	(21.9)	505.0	(53.9)
Long-term debt
Liabilities	318.1	(20.2)	335.5	(37.6)

Total	$947.6	$(42.8)	$1,118.8	$(89.8)

(1)	Derivatives not designated as accounting hedges.
(2)	Derivatives designated as accounting hedges.
In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $6.0 million for the delivery of products and $7.0 million for the purchase of products at September 30, 2021 and $7.5 million for the delivery of products and $4.8 million for the purchase of products at December 31, 2020. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The derivative instruments described above are recorded in the unaudited condensed consolidated balance sheets for the periods ended as follows (dollars in millions):

	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$7.1	$7.6
Other current liabilities	(8.5)	(4.3)
Other long-term liabilities	(20.5)	(57.2)

	(21.9)	(53.9)
Long-term debt
Long-term debt	(20.2)	(37.6)

Total derivatives designated as hedging instruments	$(42.1)	$(91.5)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$—	$2.1
Other current liabilities	(0.7)	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	—	0.1
Other current liabilities	(0.1)	—
Fixed price commodity contracts
Other current assets	0.8	3.1

Total derivatives not designated as hedging instruments	—	4.9

Total derivatives	$(42.1)	$(86.6)

The following is a summary of the activity included in the unaudited condensed consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Location of gain (loss) recognized in income on derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(0.9)	$(0.2)	$(4.8)	$(0.4)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.1	(0.1)	(0.3)	0.8

		(0.8)	(0.3)	(5.1)	0.4
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$(1.2)	$(1.1)	$(3.5)	$(1.9)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.6	2.5	7.6	7.7

		1.4	1.4	4.1	5.8

Total		$0.6	$1.1	$(1.0)	$6.2

		Amount of unrealized gain (loss) on contracts recognized in other comprehensive income (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2021	2020	2021	2020
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$0.9	$(0.2)	$11.5	$(22.1)

		$0.9	$(0.2)	$11.5	$(22.1)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$7.4	$(21.9)	$25.6	$(0.3)
Long-term debt	Accumulated other comprehensive income, net of tax	2.2	(8.2)	22.2	(15.3)

		$9.6	$(30.1)	$47.8	$(15.6)

Total		$10.5	$(30.3)	$59.3	$(37.7)

10.	Provision for Income Taxes
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
The income tax provision for the three months ended September 30, 2021 and 2020 was $20.7 million and $20.0 million, respectively, representing effective tax rates of 19.0% and 26.6%, respectively.

The decrease in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of favorable discrete items in the period.
The income tax provision for the nine months ended September 30, 2021 and 2020 was $69.5 million and $30.0 million, respectively, representing effective tax rates of 25.4% and 25.0%, respectively.
 The increase in the Company’s effective tax rate was primarily due to the increase in profit before income tax and the jurisdictional profit mix, partially offset by the impact of discrete items in the period.
The Company’s effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax.
As of September 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $34.8 million and $22.7 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2021 and December 31, 2020, approximately $2.3 million and $1.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.2 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during both the three months ended September 30, 2021 and 2020. Penalties and interest of $0.6 million and $0.4 million was recorded in the provision for income taxes for unrecognized tax benefits during the nine months ended September 30, 2021 and 2020, respectively.
The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2021 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.5% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2021.

11.	Earnings Per Share
The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Bruker Corporation, as reported	$87.1	$54.3	$201.4	$88.9
Weighted average shares outstanding:
Weighted average shares outstanding-basic	151.4	153.2	151.5	153.7
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.4	1.1	1.5	1.1

	152.8	154.3	153.0	154.8

Net income per common share attributable to Bruker Corporation shareholders: Basic	$0.58	$0.35	$1.33	$0.58

Diluted	$0.57	$0.35	$1.32	$0.57

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	—	0.3	—	0.1
Unvested restricted stock units	—	0.2	—	0.1

12.	Shareholders’ Equity
Share Repurchase Program
In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, the Company repurchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
In May 2021, the Company’s Board of Directors approved a stock repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $500.0 million from time to time over a two-year
period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, the Company purchased a total of 530,703 shares at an aggregate cost of $36.6 million under the 2021 Repurchase Program. No shares were purchased during the three months ended September 30, 2021. At September 30, 2021, $463.4 million remained available for future purchases under the 2021 Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The following is a summary of comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income	$88.1	$55.3	$204.6	$90.1
Foreign currency translation adjustments	(26.6)	38.9	(80.2)	42.8
Derivatives designated as hedging instruments, net of tax	10.5	(30.3)	59.3	(37.7)
Pension liability adjustments, net of tax	1.1	0.1	4.4	14.9

Net comprehensive income	73.1	64.0	188.1	110.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.4	0.9	1.5
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(0.5)

Comprehensive income attributable to Bruker Corporation	$72.4	$62.6	$187.2	$109.1

The following is a summary of the components of

accumulated other comprehensive income, net of tax (dollars in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$140.9	$(91.5)	$(45.7)	$3.7
Other comprehensive (loss) income before reclassifications, net of tax	(78.1)	59.3	2.2	(16.6)
Realized loss on amounts reclassified from other comprehensive income, net of tax	—	—	2.2	2.2

Net current period other comprehensive (loss) income	(78.1)	59.3	4.4	(14.4)

Balance at September 30, 2021	$62.8	$(32.2)	$(41.3)	$(10.7)

Stock-Based Compensation
The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of product revenue	$0.6	$0.6	$1.6	$1.5
Selling, general and administrative	2.6	2.9	7.6	6.9
Research and development	0.6	0.6	1.6	1.5

Total stock-based compensation	$3.8	$4.1	$10.8	$9.9

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.3 million in the three months ended September 30, 2021 and 2020, and $1.1 million and $1.0 million in the nine months ended September 30, 2021 and 2020, respectively, related to the 2018 acquisition of Mestrelab.
At September 30, 2021, the Company expects to recognize
pre-tax
stock-based compensation expense of $3.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.7 years. The
Company
also expects to recognize additional
pre-tax
stock-based compensation expense of $30.5 million associated with outstanding restricted stock units granted under the
Company’s 2016 Incentive Compensation
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

	Nine months ended
	September 30,
	2021	2020
Risk-free interest rates	0.62%	0.23%
Expected life	4.43 years	5.14 years
Volatility	34%	34%
Expected dividend yield	0.20%	0.37%
Stock option activity was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2020	1,856,176	$25.32
Granted	79,632	$85.10
Exercised	(515,692)	$20.40
Forfeited/Expired	—	$—

Outstanding at September 30, 2021	1,420,116	$30.45	4.3	$68.2

Exercisable at September 30, 2021	1,158,452	$24.66	3.8	$61.9

Exercisable and expected to vest at September 30, 2021 (a)	1,384,099	$29.68	4.2	$67.5

(a)	Represents the number of vested options at September 30, 2021, plus the number of unvested options at September 30, 2021 that are ultimately expected to vest based on our estimated forfeiture rate.
(b)	The aggregate intrinsic value is based on the positive difference between the exercise price of the underlying options and the quoted price of our common stock on September 30, 2021.
The total intrinsic value of options exercised was $31.8 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Restricted stock unit activity was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Value
Outstanding at December 31, 2020	805,052	$39.63
Granted	216,692	$78.01
Vested	(329,840)	$37.07
Forfeited	(19,043)	$43.52

Outstanding at September 30, 2021	672,861	$53.14

The total fair value of restricted stock units vested was $26.6 million and $12.8 million for the nine months ended September 30, 2021 and 2020, respectively.

13.	Other Charges, Net
The components of other charges, net were as

follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Information technology transformation costs	$1.1	$0.5	$2.6	$1.8
Professional fees incurred in connection with investigation matters	0.1	0.3	0.1	4.8
Restructuring charges	0.9	1.7	3.6	4.4
Acquisition-related charges	0.6	0.9	3.8	(1.0)
Long-lived asset impairments	(0.6)	0.7	(0.6)	1.9
Other	—	0.1	—	0.3

Other charges, net	$2.1	$4.2	$9.5	$12.2

Restructuring Initiatives
Restructuring charges

include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$0.2	$0.2	$1.5	$1.3
Other charges, net	0.9	1.7	3.6	4.4

	$1.6	$1.9	$5.1	$5.7

The following table sets forth the changes in restructuring reserves (dollars in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4
Restructuring charges	5.1	4.1	1.0	—
Cash payments	(9.7)	(9.0)	(0.7)	—
Other, non-cash adjustments and foreign currency effect	(0.8)	—	(0.7)	(0.1)

Balance at September 30, 2021	$4.4	$2.7	$0.4	$1.3

14.	Commitments and Contingencies
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

2
3

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
As of September 30, 2021 and December 31, 2020, no material accruals have been recorded for potential contingencies.

15.	Business Segment Information
The Company has three reportable segments, BSI Life Science, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.
Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
BSI Life Science	$380.7	$323.4	$1,074.3	$842.6
BSI NANO	174.9	147.1	504.6	392.7
BEST	57.0	43.8	166.0	134.8
Eliminations (a)	(3.7)	(2.9)	(10.5)	(10.1)

Total revenue	$608.9	$511.4	$1,734.4	$1,360.0

Operating Income (loss)
BSI Life Science	$100.9	$80.6	$263.4	$158.7
BSI NANO	21.8	12.2	55.1	9.3
BEST	7.4	1.2	18.3	5.1
Corporate, eliminations and other (b)	(16.9)	(12.8)	(48.9)	(37.6)

Total operating income	$113.2	$81.2	$287.9	$135.5

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.
Total assets by reportable segment are as follows (dollars in millions):

	September 30, 2021	December 31, 2020
Assets:
BSI Life Science, BSI NANO & Corporate	$3,038.8	$2,964.5
BEST	95.1	88.7
Eliminations and other (a)	(6.2)	(4.2)

Total assets	$3,127.7	$3,049.0

(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.
The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by BSI Life Science and BSI NANO segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

2
4

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

Revenue for the three months ended September 30, 2021 increased by $97.5 million, or 19.1%, to $608.9 million, compared to $511.4 million for the comparable period in 2020. Included in revenue was an increase of approximately $5.2 million from foreign currency translation and an increase of $1.3 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $91.0 million. Revenue increases were driven by strong demand for our products and solutions, as well as a robust recovery compared to the same period in 2020.
Revenue for the nine months ended September 30, 2021 increased by $374.4 million, or 27.5%, to $1,734.4 million, compared to $1,360.0 million for the comparable period in 2020. Included in revenue was an increase of approximately $60.7 million from foreign currency translation and an increase of $6.3 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $307.4 million. Revenue increases were driven by strong demand for our products and solutions, as well as a robust recovery compared to the same period in 2020.
Our gross profit margin increased to 50.7% during the three months ended September 30, 2021, as compared to 48.6% in the same period in 2020, the result of volume leverage.
Our gross profit margin increased to 50.0% during the nine months ended September 30, 2021, as compared to 46.1% in the same period in 2020, the result of volume leverage and favorable mix.
Our income tax provision in the three months ended September 30, 2021 and 2020 was $20.7 million and $20.0 million, respectively, representing effective tax rates of 19.0% and 26.6%, respectively. The decrease in our effective tax rate was primarily due to the jurisdictional profit mix, partially offset by the impact of favorable discrete items.
Our income tax provision in the nine months ended September 30, 2021 and 2020 was $69.5 million and $30.0 million, respectively, representing effective tax rates of 25.4% and 25.0%, respectively. The increase in our effective tax rate was primarily due to the increase in profit before income tax and the jurisdictional profit mix, partially offset by the impact of discrete items in the period.
Diluted earnings per share for the three months ended September 30, 2021 was $0.57, an increase of $0.22 compared to $0.35 per share in the same period in 2020. Diluted earnings per share for the nine months ended September 30, 2021 was $1.32, an increase of $0.75 compared to $0.57 per share in the same period in 2020. The increase in net income and earnings per diluted share in both the three months and nine months ended September 30, 2021 was primarily driven by higher revenue, favorable volume and operating leverage compared to the same period in 2020.
The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$143.8	$129.2
Less: purchases of property, plant and equipment	(63.6)	(68.4)

Free cash flow	$80.2	$60.8

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
gross profit and
non-GAAP
gross profit margin as used by management (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Gross profit	$308.7	50.7%	$248.3	48.6%	$868.0	50.0%	$626.8	46.1%
Non-GAAP adjustments:
Restructuring costs	0.2	—	0.3	—	1.6	0.1%	1.3	0.1%
Acquisition-related costs	0.1	—	0.5	0.1%	0.1	—	0.5	—
Purchased intangible amortization	5.3	0.9%	5.0	1.0%	15.0	0.9%	15.1	1.1%
Other costs	0.6	0.1%	(0.3)	(0.1%)	0.1	—	(0.1)	—

Non-GAAP gross profit	$314.9	51.7%	$253.8	49.6%	$884.8	51.0%	$643.6	47.3%

Our
non-GAAP
gross profit margin was 51.7% and 49.6% in the three months ended September 30, 2021 and 2020, respectively. Our non-GAAP
gross profit margin was 51.0% and 47.3% in the nine months ended September 30, 2021 and 2020, respectively. The increases in our non-GAAP
gross profit margins in both the three and nine months ended September 30, 2021 were driven by higher revenue and volume leverage, compared to 2020 which was negatively impacted by the
COVID-19
pandemic. Contributions from higher margin products also favorably impacted our gross profit margin in the nine months ended September 30, 2021.
The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
operating income and
non-GAAP
operating margin as used by management (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Operating income	$113.2	18.6%	$81.2	15.9%	$287.9	16.6%	$135.5	9.9%
Non-GAAP adjustments:
Restructuring costs	1.1	0.2%	1.9	0.4%	5.2	0.3%	5.7	0.4%
Acquisition-related costs	0.7	0.1%	1.4	0.3%	3.9	0.2%	(0.5)	—
Purchased intangible amortization	9.2	1.5%	9.1	1.8%	27.2	1.6%	26.8	2.0%
Other costs	1.2	0.2%	1.3	0.2%	2.2	0.1%	8.6	0.6%

Non-GAAP operating income	$125.4	20.6%	$94.9	18.6%	$326.4	18.8%	$176.1	12.9%

Our
non-GAAP
operating margin was 20.6% and 18.6% in the three months ended September 30, 2021 and 2020, respectively. Our non-GAAP
operating margin was 18.8% and 12.9% in the nine months ended September 30, 2021 and 2020, respectively. Our non-GAAP
operating margin increased in 2021 due to higher revenue, volume and operating leverage in 2021, as compared to 2020.
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
two-week
closures of select manufacturing locations, selective product manufacturing reductions, a hiring freeze, and curtailment of non-strategic
discretionary spending. At the same time, we looked to minimize the disruption for our employees and preserve our ability to ramp up again with our highly trained and loyal work force. While pursuing cost savings throughout the business, we have maintained our important investments in key strategic initiatives. These cost reduction measures have since been relaxed, as our revenue has recovered. We could in fact experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue multiplying post-pandemic, causing the search for and retention of talent to remain and become more competitive.
Delivering enabling research and diagnostic products to help fight the pandemic and to support other essential priorities of our society
Bruker is providing critical technologies and solutions to help combat the
COVID-19
crisis, most notably our Microbiology and infectious disease diagnostics portfolio and our nuclear magnetic resonance and mass spectrometry systems which are used in critical disease, therapeutic and vaccine research.

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
10-K
for the year ended December 31, 2020.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Consolidated Results
The following table presents our results (dollars in millions, except per share data):

	Three Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$508.3	$419.6	$88.7	21.1%
Service revenue	99.0	90.0	9.0	10.0%
Other revenue	1.6	1.8	(0.2)	(11.1)%

Total revenue	608.9	511.4	97.5	19.1%
Cost of product revenue	243.5	210.3	33.2	15.8%
Cost of service revenue	56.5	52.6	3.9	7.4%
Cost of other revenue	0.2	0.2	—	—

Total cost of revenue	300.2	263.1	37.1	14.1%

Gross profit	308.7	248.3	60.4	24.3%
Operating expenses:
Selling, general and administrative	141.3	114.6	26.7	23.3%
Research and development	52.1	48.3	3.8	7.9%
Other charges, net	2.1	4.2	(2.1)	(50.0)%

Total operating expenses	195.5	167.1	28.4	17.0%

Operating income	113.2	81.2	32.0	39.4%
Interest and other income (expense), net	(4.4)	(5.9)	1.5	(25.4)%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	108.8	75.3	33.5	44.5%
Income tax provision	20.7	20.0	0.7	3.5%

Consolidated net income	88.1	55.3	32.8	59.3%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.0	1.0	—	—

Net income attributable to Bruker Corporation	$87.1	$54.3	$32.8	60.4%

Revenue
Revenue increases were driven by strong demand for our products and solutions, as well as a robust recovery as compared to the same period in 2020.
Gross Profit
The increase in gross profit in the three months ended September 30, 2021, as compared to the same period in 2020, was a result of higher revenue and volume leverage.

Selling, General and Administrative
Our selling, general and administrative expenses for the three months ended September 30, 2021 increased to 23.2% of total revenue, from 22.4% of total revenue for the comparable period in 2020. The increase as a percentage of revenue was a result of the temporary cost reduction measures implemented in the prior period in an effort to mitigate the negative impacts on our business of
COVID-19
and the related slowdown in the global economy.
Research and Development
Our research and development expenses for the three months ended September 30, 2021 decreased to 8.6% of total revenue from 9.4% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Other Charges, Net
Other charges, net recorded for the three months ended September 30, 2021 consisted of $1.1 million of costs associated with our global information technology (IT) transformation activities, $0.9 million of restructuring costs and $0.6 million of acquisition-related charges related to acquisitions completed in 2021 and 2020.
Other charges, net for the three months ended September 30, 2020 consisted primarily of $1.7 million of restructuring costs related to closing of facilities and implementing outsourcing and other restructuring initiatives, $0.9 million of acquisition-related charges, $0.7 million related to long-lived asset impairments, $0.5 million of costs associated with our global IT transformation activities and $0.3 million of professional fees incurred in connection with investigation matters.
Operating Income
The increase in operating income was due to higher revenue, gross profit and favorable operating leverage in the three months ended September 30, 2021 as our business and end markets rebounded, as compared to the same period in 2020 which was negatively impacted by the
COVID-19
pandemic and related economic slowdown.
Interest and Other Income (Expense), Net
The decline in net interest and other expense in the three months ended September 30, 2021, as compared to the same period in 2020 was mainly due to the impact of foreign currency exchange rates.
Income Tax Provision
The 2021 and 2020 effective tax rates were estimated using projected annual pre-tax
income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.
The effective tax rates for the three months ended September 30, 2021 and 2020 were 19.0% and 26.6%, respectively. The decrease in our effective tax rate was primarily due to the jurisdictional profit mix and the impact of favorable discrete items.
Net Income (Loss) Attributable to Noncontrolling Interests
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share in the three months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by higher revenue, gross profit and operating profit as a result of the strengthened demand and recovery in our business and end markets.

Reportable Segment Revenue
The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2021	2020	Dollar Change	Change
BSI Life Science	$380.7	$323.4	$57.3	17.7%
BSI NANO	174.9	147.1	27.8	18.9%
BEST	57.0	43.8	13.2	30.1%
Eliminations (a)	(3.7)	(2.9)	(0.8)

	$608.9	$511.4	$97.5	19.1%

(a)	Represents product and service revenue between reportable segments.
For financial reporting purposes, we aggregate the Bruker BioSpin Group and Bruker CALID Group as the BSI Life Science segment. This aggregation reflects the similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.
The increase in revenue for the BSI Life Science segment in the three months ended September 30, 2021 was due to strong demand, business and end market recovery, and was led by growth in infrared and Raman, Nuclear Magnetic Resonance (NMR), and Preclinical Imaging (PCI) solutions. The increase in revenue for the BSI NANO segment was driven by a rebound in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers. The increase in revenue for the BEST segment resulted from higher “big science” project revenue and a recovery in superconductors for healthcare MRI in the three months ended September 30, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2021		2020
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$100.9	26.5%	$80.6	24.9%
BSI NANO	21.8	12.5%	12.2	8.3%
BEST	7.4	13.0%	1.2	2.7%
Corporate, eliminations and other (a)	(16.9)		(12.8)

Total operating income	$113.2	18.6%	$81.2	15.9%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
The operating margin increases in the BSI Life Science and BSI NANO segments resulted from higher revenue, volume and operating leverage. The operating margin increase in the BEST segment resulted from higher revenue and favorable mix.

Consolidated Results
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
The following table presents our results (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$1,441.2	$1,111.6	$329.6	29.7%
Service revenue	287.8	244.3	43.5	17.8%
Other revenue	5.4	4.1	1.3	31.7%

Total revenue	1,734.4	1,360.0	374.4	27.5%
Cost of product revenue	700.4	584.1	116.3	19.9%
Cost of service revenue	165.3	148.4	16.9	11.4%
Cost of other revenue	0.7	0.7	—	—

Total cost of revenue	866.4	733.2	133.2	18.2%

Gross profit	868.0	626.8	241.2	38.5%
Operating expenses:
Selling, general and administrative	407.9	338.2	69.7	20.6%
Research and development	162.7	140.9	21.8	15.5%
Other charges, net	9.5	12.2	(2.7)	(22.1)%

Total operating expenses	580.1	491.3	88.8	18.1%

Operating income	287.9	135.5	152.4	112.5%
Interest and other income (expense), net	(13.8)	(15.4)	1.6	(10.4)%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	274.1	120.1	154.0	128.2%
Income tax provision	69.5	30.0	39.5	131.7%

Consolidated net income	204.6	90.1	114.5	127.1%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	3.2	1.2	2.0	166.7%

Net income attributable to Bruker Corporation	$201.4	$88.9	$112.5	126.5%

Revenue
Revenue increases were driven by strong broad demand for our products and solutions, and the business and end market recovery as compared to the same period in 2020.
Gross Profit
The increase in gross profit in the nine months ended September 30, 2021, as compared to the same period in 2020, was a result of higher revenue, volume leverage and favorable mix.

Selling, General and Administrative
Our selling, general and administrative expenses for the nine months ended September 30, 2021 decreased to 23.5% of total revenue, from 24.9% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Research and Development
Our research and development expenses for the nine months ended September 30, 2021 decreased to 9.4% of total revenue from 10.4% of total revenue for the comparable period in 2020. The decrease as a percentage of revenue was a result of the increase in revenue period over period.
Other Charges, Net
Other charges, net recorded for the nine months ended September 30, 2021 consisted of $3.8 million of acquisition-related charges related to acquisitions completed in 2021 and 2020, $3.6 million of restructuring costs and $2.6 million of costs associated with our global IT transformation activities.
Other charges (gain), net recorded for the nine months ended September 30, 2020 consisted primarily of $4.8 million of professional fees incurred in connection with investigation matters, $4.4 million of restructuring costs related to closing of facilities and implementing outsourcing and other restructuring initiatives, $1.9 million related to long-lived asset impairments and $1.8 million of costs associated with our global IT transformation activities offset by $(1.0) million of acquisition-related charges related to previous acquisitions.
Operating Income
The increase in operating income was due to higher revenue, gross profit and favorable operating leverage in the nine months ended September 30, 2021 as our business and end markets rebounded, as compared to the same period in 2020 which was negatively impacted by the
COVID-19
pandemic and related economic slowdown.
Interest and Other Income (Expense), Net
The decline in net interest and other expense in the nine months ended September 30, 2021, as compared to the same period in 2020 was mainly due to the impact of foreign currency exchange rates.
Income Tax Provision
The 2021 and 2020 effective tax rates were estimated using projected annual pre-tax
income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.
The effective tax rates for the nine months ended September 30, 2021 and 2020 were 25.4% and 25.0%, respectively. The increase in our effective tax rate was primarily due to the increase in profit before income tax and the jurisdictional profit mix, partially offset by the impact of discrete items in the period.
Net Income (Loss) Attributable to Noncontrolling Interests
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share in the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by the increase in revenue, gross profit and operating profit as a result of strengthened demand and recovery in our business and end markets.

Reportable Segment Revenue
The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage Change
	2021	2020	Dollar Change
BSI Life Science	$1,074.3	$842.6	$231.7	27.5%
BSI NANO	504.6	392.7	111.9	28.5%
BEST	166.0	134.8	31.2	23.1%
Eliminations (a)	(10.5)	(10.1)	(0.4)

	$1,734.4	$1,360.0	$374.4	27.5%

(a)	Represents product and service revenue between reportable segments.
The increase in revenue for the BSI Life Science segment in the nine months ended September 30, 2021 was due to strong demand and business and end market recovery across the segment’s major product lines, including mass spectrometry, infrared, Raman, microbiology, Nuclear Magnetic Resonance (NMR) and Preclinical Imaging (PCI) solutions. In addition, system installation activities recovered compared to the same period in 2020. The increase in revenue for the BSI NANO segment was driven by a rebound in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers. The increase in revenue for the BEST segment resulted from higher “big science” project revenue and a recovery in superconductors for healthcare MRI in the three months ended September 30, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2021		2020
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$263.4	24.5%	$158.7	18.8%
BSI NANO	55.1	10.9%	9.3	2.4%
BEST	18.3	11.0%	5.1	3.8%
Corporate, eliminations and other (a)	(48.9)		(37.6)

Total operating income	$287.9	16.6%	$135.5	10.0%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
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
Cash, cash equivalents and short-term investments at September 30, 2021 and December 31, 2020 totaled $669.8 million and $731.8 million, respectively, of which $560.1 million and $514.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$143.8	$129.2
Net cash used in investing activities	(143.8)	(163.9)
Net cash used in financing activities	(85.6)	(87.3)
Effect of exchange rates on cash and cash equivalents	(23.4)	10.7

Total decrease in cash and cash equivalents	$(109.0)	$(111.3)

Cash provided by operating activities during the nine months ended September 30, 2021 resulted from consolidated net income adjusted for non-cash
items of $300.9 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $157.1 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets. The decrease in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2021 was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payment payables and increased revenues at the end of the period. These decreases were partially offset by a decrease in timing of payments as compared to the same period in the prior year. During the nine months ended September 30, 2020, net cash provided by operating activities was $129.2 million, resulting from consolidated net income adjusted for non-cash
items of $185.7 million, offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $56.5 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2020 was primarily caused by an increase in cash received from customers offset by purchases of inventory for orders in 2020.
Cash used in investing activities during the nine months ended September 30, 2021 resulted primarily from purchases of property, plant and equipment of $63.6 million, purchases of short-term investments of $48.0 million and acquisitions of $45.0 million offset by $8.6 million of net proceeds from our cross-currency swap agreements. Cash used in investing activities during the nine months ended September 30, 2020 was primarily attributed to cash paid for purchases of property, plant and equipment of $68.4 million, cash paid for acquisitions of $58.8 million and purchases of short-term investments of $100.0 million offset by $7.1 million of net proceeds from our cross-currency swap agreements and $56.1 million of maturities in short-term investments.
Net cash used in financing activities during the nine months ended September 30, 2021 was primarily from cash paid for purchases of common stock under our repurchase program of $71.1 million and $18.2 million for the payment of dividends. Net cash used in financing activities during the nine months ended September 30, 2020 was primarily attributable to $54.4 million of repurchases of common stock under our repurchase program, $18.5 million for the payment of dividends, $7.6 million in net payments of borrowings under the 2019 Revolving Credit Agreement and $6.2 million payment of contingent consideration.
Share Repurchase Program
In May 2019, our Board of Directors approved our share repurchase program (the “2019 Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, we repurchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year
period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, we purchased 530,703 shares of common stock with an aggregate cost of approximately $36.6 million under the 2021 Repurchase Program. No shares were purchased during the three months ended September 30, 2021. At September 30, 2021, $463.4 million remained for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

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
As of September 30, 2021, we had approximately $66.0 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2021; approximately $95.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $12.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2021. We also had U.S. state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.
Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Credit Facilities
On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedge our net investment in our Euro and Swiss Franc denominated net assets. The new revolving credit agreement replaced our $500 million five-year revolving credit agreement established on October 27, 2015, that was terminated on December 11, 2019. In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million of 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022, and the existing $100 million of 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets. As a result of entering into these interest rate and cross currency swap agreements, we reduced our interest expense by $1.4 million for each of the three months ended September 30, 2021 and 2020, and by $4.1 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. We anticipate these swap agreements will lower net interest expense in future years.

We had the following debt outstanding (dollars in millions):

	September 30, 2021	December 31, 2020
US Dollar notes under the 2012 Note Purchase Agreement	$205.0	$205.0
CHF notes (in dollars) under the 2019 Note Purchase Agreement	318.1	335.5
US Dollar notes under the 2019 Term Loan	300.0	300.0
Unamortized debt issuance costs	(2.1)	(2.4)
Finance lease obligations and other loans	6.0	6.4

Total debt	827.0	844.5
Current portion of long-term debt	(109.5)	(2.2)

Total long-term debt, less current portion	$717.5	$842.3

As of September 30, 2021, there are no material changes to our contractual obligations from those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
As of September 30, 2021, we had no
off-balance
sheet arrangements.
The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2021 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	115.2	—	115.2	—

Total revolving lines of credit		$715.2	$—	$115.3	$599.9

As of September 30, 2021, we
were in compliance with the financial covenants of these debt agreements.
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
Changes in foreign currency translation rates increased our revenue by 1.0% and 2.4% for the three months ended September 30, 2021 and 2020, respectively. Changes in foreign currency translation rates increased our revenue by 4.5% and 0.1% for the nine months ended September 30, 2021 and 2020, respectively.
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end
exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended September 30, 2021 and 2020, we recorded net gains (losses) from currency translation adjustments of $(26.6) million and $8.6 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded net gains (losses) from foreign currency translation of $(80.2) million and $5.1 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.
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
As of September 30, 2021, we have several cross-currency and interest rate swap agreements with a notional value of $150.0 million of U.S. dollar to Swiss Franc and a notional value of $355.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended September 30, 2021 and 2020, we recorded net gains from the changes in fair value of the derivatives of $8.4 million and net losses of $22.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded net gains from the changes in fair value of the derivatives of $37.2 million and net losses of $22.4 million, respectively.
On December 11, 2019, we entered into a note purchase agreement, referred to as the 2019 Note Purchase Agreement, with a group of institutional accredited investors. Pursuant to the 2019 Note Purchase Agreement, we issued and sold CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. We designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Accordingly, the change in fair value of the 2019 Note Purchase Agreement is recorded in other comprehensive income within derivatives designated as hedging instruments, net of tax. For the three months ended September 30, 2021 and 2020, we recorded net gains (losses) from the changes in fair value of the 2019 Note Purchase Agreement of $2.2 million and $(8.2) million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded net gains (losses) from the changes in fair value of the 2019 Note Purchase Agreement of $22.2 million and $(15.3) million, respectively.
From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2021 and December 31, 2020, we had foreign exchange contracts with notional amounts aggregating $124.5 million and $278.3 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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
Commodity Price Risk
We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin,
used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin
are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2021 and December 31, 2020, we had fixed price commodity contracts with notional amounts aggregating $4.5 million and $8.8 million, respectively. The fair value of the fixed price commodity contracts at September 30, 2021 and December 31, 2020 was $0.8 million and $3.1 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.
Inflation Risk
We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES
We have established disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form
10-Q
fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Impacts to our business included temporary closures in 2020 of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases or new strains of the virus. A number of states, including California, Massachusetts and New Jersey where we have significant operations, have implemented re-opening
policies as vaccines to protect against the virus continue to be administered. However, many of our employees in these areas continue to work remotely, and many re-openings
have been delayed or pulled back as the virus continues to spread and as new strains of the virus emerge. In addition, while some parts of the world are beginning to resume pre-pandemic
business operations, certain Asia Pacific geographies where we operate are continuing to experience significant disruptions relating to
COVID-19.
Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened
their sites, some still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have in the past adversely impacted and may continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which could impact our ability to manufacture or supply our products. We could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our global sales and future operating results.
Further, on September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for
COVID-19
by January 4, 2022 or obtain a negative
COVID-19
test at least once a week. The OSHA ETS was issued on November 4, 2021. President Biden also issued an Executive Order requiring certain
COVID-19
precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict with any certainty the exact impact on us of the OSHA ETS or the requirements for government contractors and their subcontractors. Any requirement to mandate
COVID-19
vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials and our results of operations and financial condition could be adversely affected.

We have experienced supply chain interruptions as a result of the
COVID-19
pandemic. Various factors, including increased demand for certain components and production delays and other natural events and disasters, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we could experience a significant adverse impact on the timing of our revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.
We are continuing to monitor and assess the effects of the
COVID-19
pandemic on our commercial operations in 2021. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely may continue to affect demand for our products and our operating results.
There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2021 (the “2021 Repurchase Program”), the Company is permitted to purchase up to $500 million of shares of its common stock over a two-year period. The Company did not make any purchases of its common stock during the quarter ended September 30, 2021. As of September 30, 2021, the Company had approximately $463.4 million of shares of its common stock remaining for purchase under the 2021 Repurchase Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL (included in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2021	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)