Form 10-K
period 2021-12-31
BRUKER CORP
filed 2022-02-28
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
stock held by
non-affiliates
of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,039,944,813 based on the reported last sale price on the Nasdaq Global Select Market. The number of shares of the registrant’s common stock outstanding as of February 23, 2022 was 150,773,407.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for its 2022 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant’s fiscal year.

BRUKER CORPORATION
ANNUAL REPORT ON
FORM 10-K

Any statements contained in this Annual Report on Form
10-K
that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of
COVID-19
on our business operations, the impact of supply chain challenges, expectations regarding the global economy and geopolitical tensions, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives and our expectations regarding backlog and revenue. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to the length and severity of the
COVID-19
pandemic, the impact of the pandemic on global economic conditions, the length and severity of any resulting recession, the impact of supply chain challenges including inflationary pressures, the impact of geopolitical tensions and any resulting sanctions, continued volatility in the capital markets, the integration and assumption of liabilities of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs, the effect of a concentrated ownership of our common stock, loss of key personnel, payment of future dividends and other factors. Many of these factors are described in more detail in this Annual Report on Form
10-K
under Item 1A. “Risk Factors” and from time to time in other filings we may make with the Securities and Exchange Commission (the “SEC”). While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.
References to “we,” “us,” “our,” “management” or the “Company” refer to Bruker Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.
Our principal executive offices are located at 40 Manning Road, Billerica, MA 01821, and our telephone number is
(978) 663-3660.
Information about Bruker Corporation is available at
www.bruker.com
. The information on our website is not incorporated by reference into and does not form a part of this report. All trademarks, trade names or copyrights referred to in this report are the property of their respective owners.

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
Business Segments
We have four operating segments,
Bruker BioSpin Group, Bruker CALID Group, Bruker Scientific Instruments (BSI) Nano Segment
and
Bruker Energy
 & Supercon Technologies (BEST)
. We have three reportable segments
, BSI Life Science
,
BSI Nano
, and
BEST
. For financial reporting purposes, the Bruker BioSpin and Bruker CALID Groups are aggregated into the BSI Life Science reportable segment because they have similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.
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
During 2021, we further expanded our business with additional GHz class systems, which represent the top end of our product portfolio. We obtained customer acceptance on four such systems (two 1.2 GHz and two 1.0 GHz). We also achieved major technical milestones in the automatic diagnosis and calibration capabilities of our systems, enabling new services like predictive maintenance. During 2021, we also successfully scaled up our benchtop Fourier NMR platform. With these Fourier NMR systems and solutions we address multiple end markets including teaching, academic research, pharmaceuticals, food and various industrial applications.
Bruker BioSpin Group’s instruments are based on the following technology platforms:

•	NMR —Nuclear magnetic resonance;

•	EPR —Electron paramagnetic resonance;

•	MRI —Magnetic resonance imaging;

•	MPI —Magnetic particle imaging;

•	PET —Positron emission tomography;

•	SPECT —Single photon emission tomography; and

•	CT —Computed tomography.
NMR
is a qualitative and quantitative analytical technique that is used to determine the molecular structure and purity of a sample. Molecules are placed in a magnetic field and give off a radio frequency signature that is recorded by a sensitive detector. Analysis software helps to determine the molecular structure of the sample. The NMR technique is used in academia, by pharmaceutical, biotechnology, food and beverage and clinical companies, and by other industrial users in life science and material science research.
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
PET
is a process of creating an image from positrons after administration of a positron emitting radionuclide to the body of an animal. Annihilation of the positron produces two photons which show an angle of 180° between them, distinguishing these photons from photons originating from other sources. The PET tracer enriches in certain regions of interest within the body and gains molecular information from the animal in vivo
. This has widespread applications, most importantly for oncology, inflammation, neurology and cardiovascular disorders, as well as metabolic disease, drug discovery and bone disease.
SPECT
uses a contrast agent containing radionuclides which directly emit single photons. The contrast agent enriches in certain parts of the body of an animal and generates images of the radionuclide distribution in the body. SPECT has widespread application in animal investigations in vivo
, most importantly in oncology, neurology and cardiovascular disorders.
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
Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of the molecule. Mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics research, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our timsTOF Pro mass spectrometer offers workflow solutions for proteomics research. Our MALDI Biotyper mass spectrometry solution and test kits, DNA test strips and fluorescence-based PCR technologies are designed for in-vitro
diagnostic (IVD) use in clinical microbiology markets in certain configurations and certain countries, where regulatory approvals have been achieved. In addition to culture-based microbial identification with the MALDI Biotyper platform, the Genotype and Fluorotype molecular diagnostics (MDx) kits enable a culture-free detection and analysis of microbes and viruses directly from patient samples with a special focus on tuberculosis, transplant diagnostics and sexually-transmitted diseases.
Molecular Diagnostics utilize Polymerase Chain Reaction (PCR) assays and systems to provide diagnostic solutions for a number of different disease states, including Respiratory, Mycobacteria (including Tuberculosis),

Virology, Safety of Immunocompromised patients, Sexually Transmitted Infections, Gastroenteric Diseases as well as other Microbiology tests. Depending on the assay being used, the technology enables users to ascertain basic identification of a certain infection, distinguish infections which can cause similar symptoms and detect specific microbial resistance, all from a single sample. The GenoType portfolio has been established for over 30 years and has been successful in mycobacteria and tuberculosis detection, differentiation, and identification of antibiotic resistance markers. The portfolio now includes FluoroType
®
, using fluorescence-based real-time PCR technology, and more recently we have also developed LiquidArray
®
assays based on melt curve analysis for optimized asymmetrical PCR technology. LiquidArray
®
uses
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
During 2021, we launched a number of new mass spectrometry-based solutions and additional workflows, including the timsTOF SCP (Single Cell Proteomics) mass spectrometer enabling researchers to analyze proteins within a single cell. In our microbiology and molecular diagnostics markets, we introduced the MALDI Biotyper Sirius broadly into the market. In our molecular diagnostics portfolio we launched two assays in the field of respiratory disease testing, primarily covering
SARS-CoV
2 testing for the diagnosis of
COVID-19
infection. The
Fluorotyper-SARS-CoV
2 plus kit allows for a real-time PCR detection of the
SARS-CoV
2 virus. It detects two viral genes in parallel as a mechanism for high sensitivity. The additional FluoroType
®
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
The Bruker CALID Group’s instruments are based on the following technology platforms:

•	MALDI -TOF —Matrix-assisted laser desorption ionization time-of-flight mass spectrometry, including tandem time-of-flight systems (MALDI-TOF);

•	ESI -TOF —Electrospray ionization time-of-flight spectrometry, including trapped ion mobility (TIMS) based on ESI-quadrupole-TOF mass spectrometry (timsTOF);

•	MRMS —Magnetic resonance mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-MRMS);

•	ITMS —Ion trap mass spectrometry;

•	GC -MS —Gas chromatography-mass spectrometry systems utilizing triple-quadrupole time-of-flight mass spectrometry;

•	LC -MS —Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry;

•	FT -IR —Fourier transform-infrared spectroscopy;

•	NIR —Near-infrared spectroscopy; and

•	Raman —Raman spectroscopy.
MALDI
-TOF
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
ESI
-TOF
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
-MS
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
LC
-MS
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
FT
-IR
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
During 2021, we launched several new products including
IconIR, nanoIR, NanoWizard V BioAFM, InSight
CAP-HP
automated AFM, Sirius XRD
-X-Ray
CD metrology, Sirius RF,
WC-2200
Wafer Clean, Q4 POLO elemental analysis and multiphoton 3P
.
We acquired Scientific Computing International (SCI), which was a leading innovator and provider of advanced metrology systems and analysis software to major companies in the semiconductor, optoelectronics, data storage, display, MEMS, and optical coating industries. And we also acquired SVXR, Inc. which engages in researching, developing, designing, engineering, and manufacturing automated
x-ray
inspection technology and providing analysis toolkits, bringing high speed inspection and metrology technology to the semiconductor packaging industry with its revolutionary
HR-AXI
technology.
The BSI Nano Segment systems are based on the following technology platforms:

•	XRD —Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;

•	XRF —X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

•	SC -XRD— Single crystal X-ray diffraction, often referred to as X-ray crystallography;

•	µ CT— X-ray micro computed tomography, X-ray microscopy;

•	EDS— Energy dispersive X-ray spectroscopy on electron microscopes;

•	EBSD— Electron backscatter diffraction on electron microscopes;

•	S -OES— Spark optical emission spectroscopy;

•	CS/ONH— Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids;

•	AFM —Atomic force microscopy;

•	FM —Fluorescence microscopy;

•	SOM —Stylus and optical metrology;

•	TMT —Tribology and mechanical test systems for analysis of friction and wear;

•	NanoIR —Nanoscale infrared spectroscopy;

•	Alicona —Focus variation optical technology for non-contact dimensional metrology; and

•	Canopy —Multiplexed fluorescence-based single cell imaging for suspended cells and tissues as well as multi-omics sample characterization.
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
SC
-XRD
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
µ
CT
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
S
-OES
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
Canopy
provides digital spatial profiling services and instruments which include both our ChipCytometry profiling instrument and ChipCytometry (single cell and spatial targeted proteomics) and other services. These technologies, along with Canopy’s more basic IHC and FISH services, allow researchers to elucidate gene and protein expression in a spatial context, which is useful for deep biological insight into gene expression and for the development of biomarkers. Canopy also provides transcriptional profiling services covering a variety of assays, including RNASeq and qPCR. Our multi-omic services provide data elucidating gene expression, signaling pathways, and differential expression trends on customer provided biological samples. These services generally incorporate a data analysis service as well and can be utilized with multiple types of samples from very early discovery research through clinical trials.
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

Major Customers
We have a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2021 or 2020.
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
BSI Life Science Segment Competition
The Bruker BioSpin Group competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with PerkinElmer Inc., Mediso, Trifoil, MR Solutions and others. The Bruker CALID Group competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID’s competitors in the life science markets and chemical and applied markets include Danaher, Agilent,
GE-Healthcare,
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
Manufacturing and Supplies
Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, international quality standards. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products at our facilities in Bremen, Germany. We principally manufacture and test our molecular spectroscopy products, including CBRNE detection products, at our facilities in Ettlingen, Germany. We manufacture and test our
X-ray,
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
BSI Life Science Segment Research and Development
The research and development performed in the Bruker BioSpin Group and in the CALID Group is primarily conducted at our facilities in Bremen and Ettlingen, Germany; Faellanden, Switzerland and Wissembourg, France. The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET and CT. The most recent technological innovations included Bruker’s ultra-high-field class in the NMR and MRI product line and the benchtop Fourier NMR platform. In 2021, we achieved major technical milestones in automatic diagnosis and calibration capabilities of our systems, enabling new services like predictive maintenance.

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
Backlog
Our backlog consists of firm orders under
non-cancellable
purchase orders received from customers. Total system backlog as of December 31, 2021 and 2020 was approximately $2,077.2 million and $2,006.7 million, respectively. The increase in our backlog in 2021 when compared to 2020 is due to strengthening demand in our BSI order bookings as of December 31, 2021. We anticipate that approximately 70% of the backlog as of December 31, 2021 will be recognized in revenue in 2022. We generally experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance.
Human Capital
We are committed to enabling scientists to make breakthrough discoveries and develop new applications that improve the quality of human life. Our employees are a critical component of that mission. We endeavor to attract, develop and retain top talent by offering our employees a challenging but rewarding work experience, as well as competitive compensation and benefits. Further, we strive to create a work environment that promotes integrity, respect and trust among our employees.
As of December 31, 2021 and 2020, we had approximately 7,765 and 7,400 full-time employees worldwide, respectively. Of these employees, approximately 1,230 and 1,180 were located in the United States at December 31, 2021 and 2020, respectively. Our senior leadership team is 75% male and 25% female.

The table below provides our employees by functional area.

	Number of Employees
	2021	2020
Production and distribution	3,690	3,570
Selling and marketing	1,900	1,770
General and administrative	885	825
Research and development	1,290	1,235

Total	7,765	7,400

Diversity, Talent Retention and Development
Bruker has initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership development programs, technical training, and other skill-based training.
We have an established global performance management process in which managers provide regular feedback and coaching to develop employees. Throughout the year, managers and employees engage in annual objective setting, mid-year
reviews of performance as well as a
year-end
performance evaluation. We also have certain employee populations piloting the use of our Talent Management system to capture career development goals as well as certifications achieved, projects completed, languages spoken and mobility preferences in order to promote internal career opportunities.
Additionally, we are focused on promoting diversity across our organization. Our people come from diverse backgrounds all over the world. We are united by a shared purpose—innovation with integrity. We hope that the work we do every day inspires and impacts global scientific research—and our diverse and dynamic team of people inspire each other to achieve their full potential. We build cross-functional teams to support collaboration and enable the creation of new ideas by actively identifying and recruiting talent with diverse professional experiences, skills and backgrounds including from diverse gender, racial and ethnic backgrounds.
Employee Health and Safety
Ensuring the safety and well-being of our employees is a top priority for Bruker. In response to the
COVID-19
pandemic, we implemented additional health and safety protocols at our sites including enhanced cleaning procedures and social distancing requirements. We implemented a remote work policy for all employees whose job allowed them to do so. Additional personal protective equipment (PPE) was provided to employees, and work procedures were modified to reduce risk. Also, we engaged with a vendor to offer at home
COVID-19
testing kits for those employees who needed to travel to customer sites as well as implemented an enhanced Employee Assistance Program to promote mental and physical wellness. We continue to refine these measures as new information about the virus becomes available.
Available Information
We maintain a website at
www.bruker.com
. We make available on our website documents describing our corporate governance and our Code of Conduct. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form
10-K.
We make available free of charge through our website our annual reports on Form
10-K,
our proxy statements, quarterly reports on Form
10-Q,
current reports on Form
8-K,
and amendments to these reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at
www.sec.gov
.

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
statements.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A
“
Risk Factors
.”
These risks include, but are not limited to, the following:

•	Our financial condition and results of operations for fiscal 2022 may continue to be adversely affected by the COVID-19 pandemic;

•
Supply chain issues, including increasing demand for certain components used in our products and production delays, has and could continue to result in significant additional costs and manufacturing inefficiencies, which could adversely impact our revenue, increase our manufacturing costs and have a material adverse effect on our operating results.

•	Unfavorable economic or political conditions in the countries in which we operate may have an adverse impact on our business results or financial condition;

•	We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries;

•
Adverse global economic conditions, geopolitical tensions and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.

•	If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue;

•	Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology;

•	If investment in life and material science research spending declines, our ability to generate revenue may suffer;

•	Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue;

•	Disruptions at any of our manufacturing facilities could adversely affect our business;

•
In addition to the risks applicable to our life science and materials analysis products, our CBRNE detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts;

•	Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities;

•	The transition away from LIBOR may adversely affect our cost to obtain financing;

•	If we lose our strategic partners, our marketing and sales efforts could be impaired;

•	We face risks related to sales through distributors and other third parties that we do not control, which could harm our business;

•	Our operations are dependent upon a limited number of suppliers and contract manufacturers;

•	Supply shortages and increasing prices of raw materials could adversely affect the gross profit of the Bruker BioSpin Group and the BEST Segment;

•	If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets;

•
We may be involved in lawsuits to protect or enforce our patents that are brought by us which could be expensive and time consuming and, if determined adversely, could adversely affect our patent position;

•	Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability;

•	We are subject to environmental laws and regulations, which may impose significant compliance or other costs on us; and

•
We operate as an entrepreneurial, decentralized company, which presents both benefits and certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry
Our financial condition and results of operations for fiscal 2022 may continue to be adversely affected by the
COVID-19
pandemic.
The impact of the worldwide
COVID-19
pandemic has been and will likely continue to be extensive in many geographies and aspects of society. The pandemic has resulted in and will likely continue to result in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world.
Impacts to our business have included temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions were loosened in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases, particularly as more contagious strains of the virus emerge. Many of our employees in jurisdictions in which we have significant operations continue to work remotely. In addition, certain Asia Pacific geographies where we operate are continuing to experience significant disruptions relating to
COVID-19.
Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened
their sites, some still operate at productivity levels that are below pre-pandemic
levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have in the past adversely impacted and may continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Further, global supply chains, including for semiconductor chips, components and raw materials such as copper, continue to be disrupted, causing shortages, which has impacted our ability to manufacture and supply our products. We could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our global sales and future operating results.

In September 2021, President Biden issued an Executive Order requiring certain
COVID-19
precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). In November 2021, the Department of Labor’s Occupational Safety and Health Administration, or OSHA, issued an Emergency Temporary Standard, or ETS, requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for
COVID-19
or obtain a negative
COVID-19
test at least once a week. The Executive Order was preliminarily enjoined by several U.S. federal district courts, the U.S. Supreme Court preliminarily stayed the OSHA ETS in January 2022, and OSHA subsequently withdrew the ETS. While we are not currently subject to any vaccine mandate, any requirement to mandate
COVID-19
vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose such obligations on our suppliers who are deemed government contractors and their subcontractors could impact the price and continuity of supply of raw materials and our results of operations and financial condition could be adversely affected. It continues to be our policy to encourage each of our employees to be fully vaccinated against
COVID-19.
We are continuing to monitor and assess the ongoing effects of the COVID-19
pandemic on our commercial operations in 2022. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and may continue to affect demand for our products and our operating results.
The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, judgments and methodologies on an ongoing basis. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the
COVID-19
pandemic will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19,
the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines (including to protect against any new strains of the virus), and the actions taken to contain or treat the virus, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of
COVID-19
within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.
Supply chain issues, including increasing demand for certain components used in our products and production delays, has and could continue result in significant additional costs and manufacturing inefficiencies, which could adversely impact our revenue, increase our manufacturing costs and have a material adverse effect on our operating results.
We have experienced supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, a tight labor market and other factors, including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we could experience a significant adverse impact on the timing of our revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which could have a material adverse impact on our operating results.
Unfavorable economic or political conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.
Our businesses and results of operations are affected by international, national and regional economic and political conditions. Our businesses or financial results may be adversely impacted by unfavorable changes in economic or political conditions in the countries and markets in which we operate, including, among others, adverse changes in interest rates or tax rates, volatility in financial and commodity markets, contraction in the availability of credit in the marketplace, geopolitical tensions and changes in capital spending patterns.
Our revenue from U.S. operations represented approximately 25% and 23% of total consolidated revenue for fiscal 2021 and 2020, respectively. Our revenue from operations in Europe represented approximately 38% of total consolidated revenue for both fiscal years 2021 and 2020. Our revenue from operations in the Asia Pacific region represented approximately 30% and 32% of total consolidated revenue in each of the corresponding periods. Economic factors that could adversely influence demand for our products include the impact of geopolitical tensions and any related sanctions implemented, continued uncertainty about global economic conditions, including as a result of the pandemic, leading to ongoing reductions in investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.
We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.
Adverse global economic conditions, geopolitical tensions and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical tensions, such as Russia’s recent incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. As a result of economic sanctions on Russia we may face disruptions to our operations within Russia, among other challenges. Sustained or worsening of global economic conditions and increasing geopolitical tensions may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries.
International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from
non-U.S.
operations represented approximately 75% and 77% of our total consolidated revenue for fiscal 2021 and 2020, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

•	changes in foreign currency translation rates;

•	changes in regulatory requirements;

•
legislation and regulation, including tariffs, relating to the import or export of high technology products, which legislation and regulation may conflict with U.S. law and may have an adverse impact on our business results;

•	the imposition of government controls;

•
political and economic instability, including the impact of
COVID-19,
the possibility of an economic recession in certain key markets such as Germany, international hostilities and resulting sanctions, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;

•	costs and risks of deploying systems in foreign countries;

•	compliance with export laws and controls and trade embargoes in multiple jurisdictions, which may conflict with U.S. law and may have an adverse impact on our business results;

•	limited intellectual property rights;

•	the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations; and

•	compliance with U.S. and local laws affecting the activities of U.S. companies abroad, including the United States Foreign Corrupt Practices Act, or FCPA, and local anti-bribery laws.
The United States has implemented tariffs on certain imported goods. These additional tariffs could include items imported by us from China or other countries. In addition, China has imposed tariffs on a wide range of American products in retaliation for these new American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for scientific instruments and could have a significant adverse effect on our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, China imposing tariffs on items that we export to China could adversely impact our customers’ ability to purchase our products and our competitive position in China or increase our costs, which could have a material adverse effect on our business and results of operations.
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
Our competitive position and reported financial results may be adversely affected when we exchange foreign currency received from international sales into U.S. Dollars and by fluctuations in currency exchange rates.
A significant portion of our business is conducted in currencies other than the U.S. Dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. Dollar and the currencies in which we do business could cause the price of our products to be more or less competitive than our principal competitors’ products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors, which could lessen the demand for our products and affect our competitive position. From time to time we enter into certain hedging transactions and/or option and foreign currency exchange contracts which are intended to offset some of the market risk associated with our sales denominated in foreign currencies. We cannot predict the effectiveness of these transactions or their impact upon our future operating results, and from time to time they may negatively affect our quarterly earnings.
In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The effects of changes in currency exchange rates increased our 2021 revenue by approximately $43.3 million, or 2.2%, increased our 2020 revenue by approximately $29.4 million, or 1.4%, and decreased our 2019 revenue by approximately $50.3 million, or 2.7%. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2021 and 2020, we recorded net losses from currency translation adjustments of ($26.4) million and net gains of $22.0 million, respectively.
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
We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We did not record any impairment losses for the years ended December 31, 2021 and December 31, 2020. We recorded impairment losses of $1.7 million for the year ended December 31, 2019.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.
Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including magnetic resonance technology, pre-clinical
imaging technology, mass spectrometry technology,
X-ray
technology, atomic force microscopy technology, ChipCytometry technology, stylus and optical metrology technology, fluorescence microscopy technology, infrared technology and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance by a diverse array of industrial, academic, clinical, pharmaceutical, biotechnology, applied, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers’ own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective
alternative to other technologies and systems for the acquisition, analysis and management of molecular, cellular and microscopic information. Because of these and other factors, our products may fail to gain or sustain market acceptance.
Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.
The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology,
X-ray
technology, atomic force microscopy technology, fluorescence microscopy technology, ChipCytometry technology, stylus and optical metrology technology and infrared technology, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies that are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.
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
In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers, including intrusions designed to access and exfiltrate information and to disrupt and lock-up
access to systems for the purpose of demanding ransom payments, or breached due to employee error, malfeasance, or other disruptions. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, fines or litigation or other proceedings by affected individuals, business partners or regulatory authorities.
Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.
As of December 31, 2021, we had outstanding an aggregate principal amount of debt totaling approximately $1,336.2 million. We also had the ability to borrow an additional $599.8 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $646.9 million, or 55.4% held by foreign subsidiaries as of December 31, 2021. We may incur significant tax consequences relocating cash from our foreign operations to the United States. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.
Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage and contain affirmative and negative covenants, including among others, timely provision of audited consolidated financial statements, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Our ability to comply with these financial restrictions and covenants is dependent on our operations and performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign currency translation rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under the facility and require us to prepay the debt before its scheduled due date.
The transition away from LIBOR may adversely affect our cost to obtain financing.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates. As a result of this change, certain LIBOR tenors and currencies were eliminated by the end of December 2021 with all other tenors and currencies of LIBOR to be eliminated by the end of June 2023. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, which may result in an increase in borrowing costs under our credit agreements and term loan agreement. Any replacement for LIBOR may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our credit agreements and term loan agreement.
Changes in our effective income tax rate could adversely affect our results of operations.
We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax
earnings. A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. For example, the Biden administration has proposed significant changes to the tax laws of the United States, including proposals that would have the combined effect of increasing the U.S. taxation on profits earned outside the U.S. In addition to proposed tax law reforms in the United States, there are currently multiple initiatives for comprehensive tax reform underway in other key jurisdictions where we have operations. We assess the impact of various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to the Internal Revenue Code. We cannot predict whether any other specific legislation that would have an adverse impact on our income taxes will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.
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
Our revenues and results of operations have in the past and will in the future vary from quarter to quarter due to a number of factors, many of which are outside our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	the timing of sales of our products and services;

•	the timing of recognizing revenue and deferred revenue under U.S. GAAP;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in sales and marketing, product development or administration expenses;

•	the mix of services provided by us and third-party contractors;

•	our ability to attain and maintain quality levels for our products; and

•	costs related to acquisitions of technology or businesses.
We can experience
quarter-to-quarter
fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•	the timing of governmental stimulus programs and academic research budgets;

•	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;

•	foreign currency exchange rates;

•	the time it takes for us to receive critical materials to manufacture our products;

•	general economic conditions;

•	the time it takes to satisfy local customs requirements and other export/import requirements;

•	the time it takes for customers to construct or prepare their facilities for our products; and

•	the time required to obtain governmental licenses.

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
As of February 15, 2022, Laukien family members, including our Chairman, President and Chief Executive Officer (“CEO”) Frank Laukien and his brother, Joerg Laukien, owned, in the aggregate, approximately 32% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price. These stockholders may also exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.
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
In recent years, we have paid dividends on our common stock. In February 2022, we announced that our Board of Directors (“Board”) had declared a quarterly dividend of $0.05 per share that, will be payable in March 2022. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.
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
Supply shortages and increasing prices of raw materials could adversely affect our gross profit.
The last few years have seen periodic supply shortages and sharp increases in the prices for various raw materials, in part due to high demand from developing countries, which have been exacerbated by the
COVID-19
pandemic. We rely on some of these materials for the production of our products. For example, in our superconducting magnet production, both for the horizontal and vertical magnet series, we rely on the availability of copper, steel and the metallic raw materials for traditional low-temperature
superconducting wires. Similarly, our BEST Segment relies on the availability of niobium titanium for its production of low-temperature
superconducting materials and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross profits.
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
In order to operate superconducting magnets, we and our customers rely on liquid helium. Helium is controlled by the Federal Helium Reserve and is subject to price changes. Shortages of liquid helium associated with federal price controls or depleted natural reserves could drive increases in helium pricing and have an adverse impact on producing and operating our superconducting magnets, which may negatively impact the profit margins of those products.
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
Specifically, we use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, and Massachusetts, California, New Jersey, Washington and Wisconsin state environmental and atomic energy regulatory laws and under equivalent provisions of law in those and other jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and has the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up
costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on our financial condition and results of operations. Further, the adoption of the European Union Directive by the IVD Regulation (EU) 2017/746, which will take effect in May 2022, imposes a stricter regime on manufacturers of IVDs and our products currently approved under the Directive must be recertified under the Regulation by May 2024.
We have been, are, and expect to be in the future, subject to inquiries from the government agencies that enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. FDA, the U.S. Internal Revenue Service, the U.S. Department of Labor, the U.S. Department of Homeland Security, the U.S. Department of Justice, the SEC, the Federal Trade Commission, U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could adversely affect our financial condition and results of operations.
Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.
The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form
10-K
that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.
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
Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2019 to December 31, 2021, we have acquired 13 businesses to expand our technologies and product offerings.

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
Provisions in our restated certificate of incorporation, and our amended and restated bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our restated certificate of incorporation, and amended and restated bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

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
The location and general character of our principal properties are as follows:

Location	Principal Use	Approximate Square Feet	Relationship
Principal Facilities Used in Current Operations for Bruker BioSpin:
Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	360,000	Owned
Faellanden, Switzerland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	422,000 61,000	Owned Leased
Wissembourg, France	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	189,000	Owned
Principal Facilities Used in Current Operations for Bruker CALID:
Bremen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	298,000	Owned
Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	182,000	Owned
Nehren, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	89,000	Owned/ Leased
Principal Facilities Used in Current Operations for BSI Nano:
Karlsruhe, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	145,000	Owned
Berlin, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	243,000	Owned
Santa Barbara, CA, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Owned
Graz, Austria	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	30,000	Leased

Location	Principal Use	Approximate Square Feet	Relationship
Penang, Malaysia	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Leased
Migdal Ha’Emek, Israel	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	22,000	Leased
Principal Facilities Used in Current Operations for BEST:
Perth, Scotland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	47,000	Owned
Hanau, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	138,000	Leased
Bergisch Gladbach, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	134,000	Leased
Carteret, NJ, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	115,000	Leased
Shared Principal Facilities:
Billerica, MA, U.S.A.	Research and Development, Application and Demonstration, Marketing, Sales and Administrative	200,000	Owned

ITEM 3	LEGAL PROCEEDINGS
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

ITEM 4	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT ’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices
Our common stock is traded on the Nasdaq Global Select Market under the symbol “BRKR.”
As of February 15, 2022, there were approximately 87 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.
Dividends
In February 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Beginning in 2022, we are targeting a quarterly cash dividend to our shareholders in the amount of $0.05 per share of our issued and outstanding common stock and in February 2022 announced that our Board had approved a quarterly dividend for the first quarter of 2022 of $0.05 per share, payable in March. Future dividend payments, if any, are subject to approval of our Board of Directors.
Stock Price Performance Graph
The graph below compares Bruker Corporation’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq US Benchmark TR Index and the SIC Code 3826 Laboratory Analytical Instruments Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year
intervals for the fiscal years shown. The Nasdaq US Benchmark TR Index replaces the CRSP Nasdaq Stock Market (US Companies) Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.

Cumulative Total Return Index for:	2016	2017	2018	2019	2020	2021
Bruker Corporation	$100.0	$162.96	$142.07	$244.14	$260.20	$404.24
Nasdaq US Benchmark TR Index	100.0	121.38	114.77	150.55	182.57	229.84
Nasdaq Stock Market (US companies)	100.0	129.30	127.19	173.11	249.17	—
SIC Code 3826 Laboratory Analytical Instruments	100.0	151.99	158.88	202.04	269.90	336.07
The data for this performance graph was compiled by Zack’s Investment Research, Inc. and is used with its permission.
Issuer Purchases of Securities
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule
10b-18(a)(3)
under the Exchange Act, during the quarter ended December 31, 2021 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1—October 31, 2021	—	$—	—	$463,380,168
November 1—November 30, 2021	634,855	$82.32	634,855	$411,119,634
December 1—December 31, 2021	371,659	$80.70	371,659	$381,127,281

	1,006,514	$81.72	1,006,514	$381,127,281

(1)
The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 12, 2021 (the “2021 Repurchase Program”). The shares were purchased on the open market at prevailing prices.

(2)
The 2021 Repurchase Program authorizes the purchase of the Company’s common stock of up to $500.0 million from time to time over a two-year
period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At February 23, 2022, $374.9 million remains for future purchase under the 2021 Repurchase Program.

In May 2019, the Company’s Board of Directors approved a share repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of the Company’s common stock of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program during the year ended December 31, 2021. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
We purchased a total of 1,537,217 shares of common stock with an aggregate cost of approximately $118.9 million under the 2021 Repurchase Program during the year ended December 31, 2021. Any future purchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

•	Non -GAAP Measures. This section provides appropriate disclosures regarding forward looking statements and our use of Non-GAAP financial measures.

•
Overview
. This section provides a brief discussion of our reportable segments’ results of operations, significant recent developments in our businesses, and challenges and risks that may impact our businesses in the future.

•
Results of Operations.
This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income for the year ended December 31, 2021 compared to the year ended December 31, 2020.

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
Non-GAAP
Measures
Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We rely internally on certain measures that are not calculated according to GAAP. These measures are organic revenue, free cash flow, non-GAAP
gross profit margin and
non-GAAP
operating margin. Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP
gross profit margin as GAAP gross profit margin with certain non-GAAP
measures excluded and
non-GAAP
operating margin as GAAP operating margin with certain
non-GAAP
measures excluded. These
non-GAAP
measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other non-operational
costs and we believe these are useful measures to evaluate our continuing business.

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
Revenue for the year ended December 31, 2021 increased by $430.4 million, or 21.7%, to $2,417.9 million, compared to $1,987.5 million for the comparable period in 2020. Included in revenue was an increase of approximately $43.3 million from foreign currency translation and an increase of $8.1 million from acquisitions. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP
measure, increased $379.0 million. Revenue increases were driven by strong demand for our products and solutions, as well as a robust recovery compared to the same period in 2020.
Our gross profit margin increased to 50.0% for the year ended December 31, 2021 as compared to 47.3% in the same period in 2020, the result of volume leverage.
The income tax provision for the years ended December 31, 2021 and December 31, 2020 was $113.0 million and $64.4 million, respectively, representing effective tax rates of 28.7% and 28.5%, respectively. The increase in our effective tax rate was primarily due to additional tax reserves for uncertain tax positions in 2021 and the impact of U.S. tax on foreign earnings, partially offset by the impact of discrete items in the period.
Diluted earnings per share for the year ended December 31, 2021 was $1.81, an increase of $0.79, compared to $1.02 per share in the same period in 2020. The increase in earnings per diluted share was primarily driven by higher revenue, favorable volume and operating leverage compared to the same period in 2020.
The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$282.4	$332.2
Less: purchases of property, plant and equipment	(92.0)	(97.2)

Free cash flow	$190.4	$235.0

For the year ended December 31, 2021, our free cash flow was 19% lower than the same period in 2020, primarily from an increase in working capital due to increased accounts receivable from higher revenues and timing of receivables and strategic inventory build for 2021 orders and supply chain management.
The following table presents a reconciliation from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
gross profit and
non-GAAP
gross profit margin as used by management (dollars in millions):

	Year Ended December 31,
	2021		2020
Gross profit	$1,209.6	50.0%	$939.8	47.3%
Non-GAAP adjustments:
Restructuring costs	3.4	0.1%	3.8	0.2%
Acquisition-related costs	0.7	—	0.8	—
Purchased intangible amortization	20.2	0.9%	19.9	1.0%
Other costs	1.1	0.1%	3.7	0.2%

Non-GAAP gross profit	$1,235.0	51.1%	$968.0	48.7%

Our
non-GAAP
gross profit margin was 51.1% and 48.7% in the years ended December 31, 2021 and 2020, respectively. The increases in our non-GAAP
gross profit margins were driven by higher revenue and volume leverage, compared to 2020 which was negatively impacted by the
COVID-19
pandemic. Contributions from higher margin products also favorably impacted our gross profit margin in the year ended December 31, 2021.
The following table presents a reconciliation from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP
operating income and
non-GAAP
operating margin as used by management (in millions):

	Year Ended December 31,
	2021		2020
Operating income	$413.3	17.1%	$248.3	12.5%
Non-GAAP adjustments:
Restructuring costs	8.2	0.3%	15.8	0.8%
Acquisition-related costs	6.9	0.3%	3.2	0.2%
Purchased intangible amortization	37.4	1.5%	35.7	1.8%
Other costs	4.4	0.2%	14.2	0.7%

Non-GAAP operating income	$470.2	19.4%	$317.2	16.0%

Our
non-GAAP
operating margin was 19.4% and 16.0% for the years ended December 31, 2021 and 2020, respectively. The increase in our non-GAAP
operating margins was driven by higher revenue and volume and operating leverage, compared to 2020 which was negatively impacted by the
COVID-19
pandemic. Contributions from higher margin products also favorably impacted our operating margin in the year ended December 31, 2021.
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
Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The
COVID-19
pandemic continues to present a challenging operating environment. During the
COVID-19
pandemic, we have been focused on and continue to focus on four key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; executing prudent temporary cost reductions based on demand; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.
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
RESULTS OF OPERATIONS
A discussion regarding our results of operations for the fiscal year ended December 31, 2020 compared to 2019 can be found under Item 7 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.bruker.com under the “Financial Info” section.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Consolidated Results
The following table presents our results for the years ended December 31, 2021 and 2020 (dollars in millions):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Product revenue	$2,017.3	$1,638.1	$379.2	23.1%
Service revenue	393.2	343.4	49.8	14.5%
Other revenue	7.4	6.0	1.4	23.3%

Total revenue	2,417.9	1,987.5	430.4	21.7%
Cost of product revenue	979.3	840.2	139.1	16.6%
Cost of service revenue	228.2	206.5	21.7	10.5%
Cost of other revenue	0.8	1.0	(0.2)	(20.0)%

Total cost of revenue	1,208.3	1,047.7	160.6	15.3%

Gross profit	1,209.6	939.8	269.8	28.7%

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Operating expenses:
Selling, general and administrative	561.2	468.6	92.6	19.8%
Research and development	220.8	198.0	22.8	11.5%
Other charges, net	14.3	24.9	(10.6)	(42.6)%

Total operating expenses	796.3	691.5	104.8	15.2%

Operating income	413.3	248.3	165.0	66.5%
Interest and other income (expense), net	(19.7)	(22.5)	2.8	(12.4)%

Income before income taxes and noncontrolling interest in consolidated subsidiaries	393.6	225.8	167.8	74.3%
Income tax provision	113.0	64.4	48.6	75.5%

Consolidated net income	280.6	161.4	119.2	73.9%
Net income attributable to noncontrolling interests in consolidated subsidiaries	3.5	3.6	(0.1)	(2.8)%

Net income attributable to Bruker Corporation	$277.1	$157.8	$119.3	75.6%

Revenue
Revenue increases were driven by strong broad demand for our products and solutions, and the business and end market recovery as compared to the same period in 2020.
Gross Profit
The increase in gross profit was a result of higher revenue, volume leverage and favorable product mix.
Selling, General and Administrative
Our selling, general and administrative expenses for the year ended December 31, 2021 decreased to 23.2% of total revenue from 23.6% of total revenue for the comparable period in 2020. The increase in dollars was a result of the cost control and cost reduction measures implemented during the
COVID-19
pandemic in 2020 that did not occur in 2021. The decrease as a percentage of revenue was a result of the increase in revenue period over period and the delayed timing of certain investments.
Research and Development
Our research and development expenses for the year ended December 31, 2021 decreased to 9.1% of total revenue from 10.0% of total revenue for the comparable period in 2020. The increase in dollars was a result of the cost control and cost reduction measures implemented during the
COVID-19
pandemic in 2020 that did not occur in 2021.The decrease as a percentage of revenue was a result of the increase in revenue period over period and the delayed timing of certain investments.
Other Charges, Net
Other charges, net for the year ended December 31, 2021 consisted primarily of $6.1 million of acquisition-related charges related to acquisitions completed in 2021 and 2020, $4.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.8 million of costs associated with our global IT transformation activities, $1.1 million related to professional fees and ($0.5) million related to long-lived asset impairments.

Other charges, net for the year ended December 31, 2020 consisted primarily of $12.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $5.9 million related to professional fees, $2.5 million of costs associated with our global IT transformation activities, $2.4 million of acquisition-related charges related to acquisitions completed in 2020 and 2019 and $2.1 million related to long-lived asset impairments.
Operating Income
The increase in operating income was due to higher revenue, gross profit and favorable operating leverage in the year ended December 31, 2021 as our business and end markets rebounded, as compared to the same period in 2020 which was negatively impacted by the COVID-19 pandemic
and related economic slowdown.
Interest and Other Income (Expense), Net
The decline in net interest and other expense in the year ended December 31, 2021, as compared to the same period in 2020 was primarily due to the impact of foreign currency exchange rates.
Income Tax Provision
The effective tax rates for years ended 2021 and 2020 were 28.7% and 28.5%, respectively. The increase in our effective tax rate for the year ended December 31, 2021, compared to 2020, was primarily due to additional tax reserves for uncertain tax positions in 2021 and the impact of U.S. tax on foreign earnings, partially offset by the impact of discrete items in the period.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interest
The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries. In January 2020, we acquired the remaining 20%
non-controlling
interests from Hain LifeScience GmbH shareholders.
Net Income Attributable to Bruker Corporation
The increase in net income and earnings per diluted share was primarily driven by the increase in revenue, gross profit and operating profit as a result of strengthened demand and recovery in our business and end markets.
Segment Results
Revenue
The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2021 and 2020 (dollars in millions):

	2021	2020	Dollar Change	Percentage Change
BSI Life Science	$1,510.6	$1,253.9	$256.7	20.5%
BSI Nano	697.5	556.1	141.4	25.4%
BEST	223.8	189.5	34.3	18.1%
Eliminations (a)	(14.0)	(12.0)	(2.0)

	$2,417.9	$1,987.5	$430.4	21.7%

(a)	Represents product and service revenue between reportable segments.

The increase in revenue for the BSI Life Science segment for the year ended December 31, 2021 was due to strong demand and end market recovery across the segment’s major product lines, including mass spectrometry, infrared, Raman, microbiology, Nuclear Magnetic Resonance (NMR) and Preclinical Imaging (PCI) solutions. In addition, system installation activities recovered compared to the same period in 2020. The increase in revenue for the BSI Nano Segment was driven by a rebound in industrial research and academic market demand and continued strong demand from semiconductor and microelectronics customers and our
X-ray
products. The increase in revenue for the BEST Segment resulted from higher “big science” project revenue and a recovery in superconductors for healthcare MRI for the year ended December 31, 2021.
Operating Income
The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$385.4	25.5%	$273.8	21.8%
BSI Nano	73.4	10.5%	23.6	4.2%
BEST	22.2	9.9%	6.2	3.3%
Corporate, eliminations and other (a)	(67.7)		(55.3)

Total operating income	$413.3	17.1%	$248.3	12.5%

(a)	Represents corporate costs and eliminations not allocated to the reportable segments.
The operating margin increases in the BSI Life Science and BSI Nano Segments resulted from higher revenue, volume and operating leverage. The operating margin increase in the BEST Segment resulted from higher revenue and favorable mix.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow from operations and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.
Cash, cash equivalents and short-term investments at December 31, 2021 and 2020 totaled $1,168.2 million and $731.8 million, respectively, of which $646.9 million and $514.9 million, respectively, related to cash, cash equivalents and short-term investments is held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$282.4	$332.2
Net cash used in investing activities	(192.4)	(192.7)
Net cash provided by (used in) financing activities	318.7	(161.6)
Effect of exchange rates on cash and cash equivalents and restricted cash	(22.5)	25.7

Total increase in cash and cash equivalents and restricted cash	$386.2	$3.6

Cash provided by operating activities during the year ended December 31, 2021 resulted from consolidated net income adjusted for non-cash
items of $408.0 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $125.6 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets. The decrease in cash flows due to change in operating assets and liabilities, net of acquisitions for the year ended December 31, 2021 was primarily due to increases in inventory in response to supply chain challenges, timing of tax payments and increased accounts receivable at the end of 2021 due to higher revenues. These decreases were partially offset by a decrease in timing of payments as compared to the same period in the prior year. During the year ended December 31, 2020, net cash provided by operating activities resulted from consolidated net income adjusted for non-cash items
of $262.6 million, offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $69.6 million. The increase in cash flows due to changes in operating assets and liabilities, net of acquisitions for the year ended December 31, 2020 was primarily caused by a decrease in accounts receivable due to increased cash collections, increased customer advances related to
COVID-19
order increases late in 2020 offset by a strategic inventory build for 2021 orders and supply chain management.
Cash used in investing activities during the year ended December 31, 2021 resulted primarily from purchases of property, plant and equipment of $92.0 million, acquisitions of $65.0 million and purchases of short-term investments, net of maturities of $49.8 million, offset by $10.0 million of net proceeds from our cross-currency swap agreements and proceeds from sales of property, plant and equipment of $4.9 million. Cash used in investing activities during the year ended December 31, 2020 was primarily attributed to net capital expenditures of $97.2 million, net cash paid for acquisitions of $59.2 million and purchases of short-term investments, net of maturities of $43.9 million.
We currently expect capital expenditures in 2022 to be approximately $115.0 million.
Net cash provided by financing activities during the year ended December 31, 2021 was primarily from proceeds from the 2021 Note Purchase Agreement of $492.8 million, offset by cash paid for purchases of common stock under our repurchase program of $153.3 million and $24.2 million for the payment of dividends. Net cash used in financing activities during the year ended December 31, 2020 was primarily attributable to $123.2 million used for the purchase of common stock under our repurchase program, $24.6 million used for the payment of dividends, $7.6 million in net payments of borrowings under the 2019 Revolving Credit Agreement and a $7.5 million payment of contingent consideration.
Share Repurchase Program
In May 2019, our Board of Directors approved a share repurchase program (the “2019 Repurchase Program”) authorizing the purchase of our common stock of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program during the year ended December 31, 2021. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.
In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of our common stock up to $500.0 million from time to time over a two-year
period, in amounts, at prices, and at such times we deem appropriate, subject to market conditions, legal requirements and other conditions. We purchased a total of 1,537,217 shares at an aggregate cost of $118.9 million under the 2021 Repurchase Program during the year ended December 31, 2021. As of February 23, 2022, $374.9 million remains for future purchases under the 2021 Repurchase Program. We intend to fund any additional purchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.
Income Taxes
At December 31, 2021 and in accordance with the tax reform legislation signed by the president of the United States on December 22, 2017, or the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $546 million of non-cash
E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2021. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $69 million at December 31, 2021.
As of December 31, 2021, we had approximately $89.4 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2022; approximately $86.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $6.4 million of other foreign net operating losses that are expected to expire at various times in the future. We had U.S. federal foreign tax credit carried forwards in the amount of $6.3 million. We also had U.S. federal and state research and development tax credits of $4.6 million and $7.8 million, respectively. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards. Additionally, the Company has $40.2 million of gross interest expense carryforward as provided by Code Section 163(j) that can be carried forward indefinitely.
Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Credit Facilities
On December 7, 2021, the Company entered into a note purchase agreement to issue and sell CHF 300 million aggregate principal amount of 0.88% series A senior notes and EUR 150 million aggregate principal amount of 1.03% series B senior notes due December 8, 2031. We designated our CHF 300 million series A senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. We designated our EUR 150 million series B senior notes as a hedge in our net investment in our Euro denominated net assets. Proceeds of the notes will be used for general corporate purposes.

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
In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022 and subsequently paid in January 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets.
As of December 31, 2021, we have several cross-currency and interest rate swap agreements with a notional value of $149.6 million of U.S. Dollar to Swiss Franc and a notional value of $354.7 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of these agreements, we lowered our net interest expense by $5.5 million and $7.2 million during the year ended December 31, 2021 and 2020, respectively. We anticipate these swap agreements will lower net interest expense by approximately $4.6 million in 2022 and $7.4 million in 2023.
We had the following debt outstanding (in millions):

	2021	2020
EUR notes (in dollars) under the 2021 Note Purchase Agreement	$170.7	$—
CHF notes (in dollars) under the 2021 Note Purchase Agreement	329.2	—
CHF notes (in dollars) under the 2019 Note Purchase Agreement	325.9	335.5
U.S. Dollar notes under the 2019 Term Loan	299.2	300.0
U.S. Dollar notes under the 2012 Note Purchase Agreement	205.0	205.0
Unamortized debt issuance costs	(2.0)	(2.4)
Other loans	1.9	3.0

Total notes and loans outstanding	1,329.9	841.1
Finance lease obligations	4.3	3.4

Total debt	1,334.2	844.5
Current portion of long-term debt	(112.4)	(2.2)

Total long-term debt, less current portion	$1,221.8	$842.3

There was no amount outstanding under the 2019 Credit Agreement as of December 31, 2021 or 2020.

Annual maturities of notes and loans outstanding are as follows (in millions):

2022	$111.1
2023	15.8
2024	115.2
2025	15.5
2026	15.2
Thereafter	1,059.1

Total	$1,331.9

As of December 31, 2021, we had no
off-balance
sheet arrangements and we were in compliance with the financial covenants of these debt arrangements.
The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other banking working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at December 31, 2021 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.2	$599.8
Bank guarantees and working capital line	varies	116.2	—	116.2	—

Total revolving lines of credit		$716.2	$—	$116.4	$599.8

As of December 31, 2021, we were in compliance with the covenants of all debt agreements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
We consider our accounting estimates to be critical to the consolidated financial statements if (i) the estimate requires significant judgment or is complex in nature and (ii) if different estimates and assumptions were used, the results could have a material impact on our consolidated financial statements. We evaluate our estimates and the application of our policies on an ongoing basis.
We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable. Actual results could differ from these estimates. Changes in estimates are recorded in the period in which they become known.
We believe the following critical accounting policies and estimates to be both those most important to the portrayal of our financial position and results of operations and those that require the most estimation and subjective judgment.
Revenue recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606,
Revenue from Contracts with Customers
(ASC 606)
.
The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of our contracts have multiple performance obligations, most commonly due to providing additional goods or services along with a system, such as installation, accessories, parts and services. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service being provided to the customer. Our best evidence of standalone selling price is our normal selling pricing and discounting practices for the specific product or service when sold on a standalone basis. Alternatively, when not sold separately, we may determine standalone selling price using an expected cost plus a margin approach.
Our performance obligations are typically satisfied at a point in time, most commonly either on shipment or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. For performance obligations recognized over time, revenue is measured by progress toward completion of the performance obligation that reflects the transfer of control. Typically, progress is measured using a cost-to-cost
method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost
method requires us to make reasonable estimates of the extent of progress toward completion and the total costs we expect to incur. Losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.
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
We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in our financial statements. This guidance prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense.
Inventories
All inventories are stated at the lower of cost and net realizable value. Cost is determined principally by the first-in,
first-out
method for a majority of subsidiaries and by average-cost for certain other subsidiaries. We reduce the carrying value of our inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. We record a charge to cost of product revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of income and comprehensive income.
Goodwill, other intangible assets and other
long-lived
assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we must make assumptions regarding the estimated future cash flows, including forecasted revenue growth and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.
We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. We have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, we compare the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.
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
Business Combinations
We account for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, we measure the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocate the amounts paid to all items measured. The fair value of identifiable intangible assets acquired is based on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.
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
Our revenue by geography was as follows (dollars in millions):

	2021		2020
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$601.0	24.9%	$455.9	22.9%
Europe	920.7	38.1	764.7	38.5
Asia Pacific	729.1	30.1	629.1	31.7
Rest of world	167.1	6.9	137.8	6.9

Total revenue	$2,417.9	100.0%	$1,987.5	100.0%

Changes in foreign currency exchange rates increased our revenue by approximately 2.2% and 1.4% in the years ended December 31, 2021 and December 31, 2020, respectively.
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2021 and 2020, we recorded net losses of $26.4 million and net gains of $22.0 million, respectively, from currency translation adjustments. A 10% depreciation in functional currencies, relative to the U.S. dollar, at December 31, 2021, would have resulted in a reduction of shareholders’ equity of approximately $255.8 million. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency transaction gain (loss), net were net losses of $4.1 million and $7.9 million for years ended December 31, 2021 and 2020, respectively.
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
As of December 31, 2021, we have several cross-currency and interest rate swap agreements with a notional value of $149.6 million of U.S. dollar to Swiss Franc and a notional value of $354.7 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the U.S. GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of income.
From time to time, we have entered into forward currency contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At December 31, 2021 and 2020, we had forward currency contracts with notional amounts aggregating $180.7 million and $278.3 million, respectively. We will continue to evaluate our currency risks, and in the future, may utilize foreign currency contracts more frequently.
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
Commodity Price Risk
We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin,
used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin
are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. We have arrangements with certain customers under which we have a firm commitment to deliver copper based on superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities, we enter into commodity hedge contracts. At December 31, 2021 and 2020, we had fixed price commodity contracts with notional amounts aggregating $5.5 million and $8.8 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2021 and 2020 was $0.4 million and $3.1 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.
Inflation Risk
Global inflation increased during 2021 as a result of
COVID-19
and associated disruptions in global demand, logistics, and labor markets. These inflationary conditions could impact our future operating results.
Inflation may affect the costs of materials and services that we use, including raw materials and labor to manufacture our products, as well as, transportation and logistical costs. We may not be able to recover these higher costs through increased selling prices due to competition and timing.
Inflation rates may also vary between countries in which we operate. To date, these inflationary conditions have not had a material effect on our operating results; however, they could have a greater impact on our future operating results.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of
Bruker Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, of redeemable noncontrolling interest and shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal
Control -
Integrated
Framework
(2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SCI Instruments, SVXR, Inc. and Molecubes NV from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded SCI Instruments, SVXR, Inc. and Molecubes NV from our audit of internal control over financial reporting. SCI Instruments, SVXR, Inc. and Molecubes NV are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.9% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Goodwill Impairment Assessment—Reporting Unit in Bruker Scientific Instruments (BSI) Nano Segment
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $339.5 million as of December 31, 2021, $238.9 million of which relates to the BSI Nano segment. Management evaluates goodwill for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. Management tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Management determines the fair value of reporting units using a weighting of both the market and the income methodologies. In assessing the recoverability of goodwill, management must make assumptions regarding the estimated future cash flows, including the forecasted revenue growth to determine the fair value. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, management recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.
The principal consideration for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter is the significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the forecasted revenue growth. The audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimates of the reporting unit; evaluating the appropriateness of using a weighting of both the market and income methodologies; testing the completeness, accuracy, and relevance of underlying data used in the methodologies; and evaluating the significant assumption used by management related to the forecasted revenue growth. Evaluating management’s assumption related to the forecasted revenue growth involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s methodologies.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2022
We have served as the Company’s auditor since 2016.

BRUKER CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:

Cash and cash equivalents	$1,068.2	$681.8
Short-term investments	100.0	50.0
Accounts receivable, net	416.9	335.3
Inventories	710.1	692.3
Assets held for sale	4.4	—
Other current assets	172.2	165.6
Total current assets	2,471.8	1,925.0
Property, plant and equipment, net	406.1	395.5
Goodwill	339.5	320.4
Intangible assets, net	211.8	229.1
Operating lease assets	59.9	67.4
Deferred tax assets	90.1	72.0
Other long-term assets	70.8	39.6

Total assets	$3,650.0	$3,049.0
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$112.4	$2.2
Accounts payable	147.4	134.6
Customer advances	197.5	189.2
Other current liabilities	481.2	465.9

Total current liabilities	938.5	791.9
Long-term debt	1,221.8	842.3
Long-term deferred revenue	50.2	50.9
Deferred tax liabilities	46.0	43.1
Operating lease liabilities	41.8	47.0
Accrued pension	104.7	123.4
Other long-term liabilities	162.2	176.1

Commitments and contingencies (Note 17)

Redeemable noncontrolling interest	0.2	—
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 174,905,035 and 174,045,610 shares issued and 150,753,687 and 151,987,081 outstanding at December 31, 2021 and 2020, respectively	1.7	1.7
Treasury stock at cost, 24,151,348 and 22,058,529 shares at December 31, 2021 and 2020, respectively	(820.3)	(667.0)
Additional paid-in capital	237.8	216.3
Retained earnings	1,659.5	1,406.5
Accumulated other comprehensive (loss) income	(8.2)	3.7

Total shareholders’ equity attributable to Bruker Corporation	1,070.5	961.2
Noncontrolling interest s in consolidated subsidiaries	14.1	13.1

Total shareholders’ equity	1,084.6	974.3

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,650.0	$3,049.0

The accompanying notes are
an
integral part of these consolidated financial statements.

6
3

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019

Product revenue	$2,017.3	$1,638.1	$1,744.7
Service revenue	393.2	343.4	322.4
Other revenue	7.4	6.0	5.5

Total revenue	2,417.9	1,987.5	2,072.6
Cost of product revenue	979.3	840.2	878.5
Cost of service revenue	228.2	206.5	198.3
Cost of other revenue	0.8	1.0	0.5

Total cost of revenue	1,208.3	1,047.7	1,077.3

Gross profit	1,209.6	939.8	995.3
Operating expenses:
Selling, general and administrative	561.2	468.6	500.2
Research and development	220.8	198.0	187.7
Other charges, net	14.3	24.9	6.5

Total operating expenses	796.3	691.5	694.4

Operating income	413.3	248.3	300.9
Interest and other income (expense), net	(19.7)	(22.5)	(20.5)

Income before income taxes and noncontrolling interest s in consolidated subsidiaries	393.6	225.8	280.4
Income tax provision	113.0	64.4	82.4

Consolidated net income	280.6	161.4	198.0
Net income attributable to noncontrolling interest s in consolidated subsidiaries	3.5	3.6	0.8

Net income attributable to Bruker Corporation	$277.1	$157.8	$197.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$1.83	$1.03	$1.27
Diluted	$1.81	$1.02	$1.26
Weighted average common shares outstanding:
Basic	151.4	153.4	155.2
Diluted	152.9	154.6	156.6
Consolidated net income	$280.6	$161.4	$198.0
Foreign currency translation (net of tax of $2.1 million, $1.2 million and $5.1 million, respectively) adjustments	(77.8)	97.4	(4.3)
Derivatives designated as hedging instruments (net of tax of $12.5 million in 2021)	51.4	(75.8)	(15.7)
Pension liability adjustments (net of tax of ($3.9 ) million, ($1.7) million and $6.3 million, respectively)	14.5	7.5	(23.0)

Net comprehensive income	268.7	190.5	155.0
Less: Comprehensive income attributable to noncontrolling interests	1.0	4.0	1.8
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(0.1)	(0.5)	(1.5)

Comprehensive income attributable to Bruker Corporation	$267.8	$187.0	$154.7

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
(in millions, except share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	—	626,796	—	—	—	12.0	—	—	12.0	—	12.0
Restricted stock units vested	—	241,359	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock-based compensation	—	—	—	—	—	11.9	—	—	11.9	—	11.9
Shares issued from 2017 acquisition	—	3,087	—	(3,087)	0.1	—	—	—	0.1	—	0.1
Shares repurchased	—	(3,323,104)	—	3,323,104	(142.3)	—	—	—	(142.3)	—	(142.3)
Treasury stock acquired	—	(1,680)	—	1,680	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(25.0)	—	(25.0)	—	(25.0)
Consolidated net income	(1.1)	—	—	—	—	—	197.2	—	197.2	1.9	199.1
Other comprehensive income (loss)	(0.4)	—	—	—	—	—	—	(42.5)	(42.5)	(0.1)	(42.6)

Balance at December 31, 201 9	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	241,915	—	—	—	4.9	—	—	4.9	—	4.9
Restricted stock units vested	—	301,320	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	—	—	—	13.3	—	—	13.3	—	13.3
Shares repurchased	—	(2,711,952)	—	2,711,952	(123.2)	—	—	—	(123.2)	—	(123.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(24.7)	—	(24.7)	—	(24.7)
Consolidated net income	—	—	—	—	—	—	157.8	—	157.8	3.6	161.4
Other comprehensive income (loss)	(0.5)	—	—	—	—	—	—	29.2	29.2	0.4	29.6

Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised	—	580,656	—	—	—	11.7	—	—	11.7	—	11.7
Restricted stock units vested	—	278,769	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Stock-based compensation	—	—	—	—	—	14.5	—	—	14.5	—	14.5
Shares repurchased	—	(2,092,819)	—	2,092,819	(153.3)	—	—	—	(153.3)	—	(153.3)
Cash dividends paid to common stockholders ($0.16 per share)	—	—	—	—	—	—	(24.1)	—	(24.1)	—	(24.1)
Formation of Acuity Spatial Genomics, Inc.	0.3	—	—	—	—	—	—	—	—	—	—
Consolidated net income	(0.1)	—	—	—	—	—	277.1	—	277.1	3.6	280.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	(11.9)	(11.9)	(2.6)	(14.5)

Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6

The accompanying notes are an integral part of these consolidated financial statements.

6
5

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:

Consolidated net income	$280.6	$161.4	$198.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	89.1	80.4	75.6
Stock-based compensation expense	17.2	16.0	9.6
Deferred income taxes	(5.8)	(22.5)	(5.4)
Other non-cash expenses, net	26.9	27.3	10.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(95.3)	40.8	(5.0)
Inventories	(67.0)	(91.6)	(60.2)
Accounts payable and accrued expenses	61.4	(2.4)	15.9
Income taxes payable	(44.3)	42.9	13.1
Deferred revenue	20.3	16.9	7.3
Customer advances	18.5	51.7	4.2
Other changes in operating assets and liabilities	(19.2)	11.3	(49.8)

Net cash provided by operating activities	282.4	332.2	213.4

Cash flows from investing activities:
Purchase of short-term investments	(148.0)	(150.0)	(6.4)
Maturity of short-term investments	98.2	106.1	—
Purchase of investments held to maturity	(0.5)	(1.2)	—
Cash paid for acquisitions, net of cash acquired	(65.0)	(59.2)	(90.0)
Purchases of property, plant and equipment	(92.0)	(97.2)	(73.0)
Proceeds from sales of property, plant and equipment	4.9	0.2	11.0
Net proceeds from cross-currency swap agreements	10.0	8.6	—

Net cash used in investing activities	(192.4)	(192.7)	(158.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	492.8	—	597.9
Repayment of long-term debt	(0.8)	—	(15.0)
Repayments of revolving lines of credit	—	(305.1)	(361.9)
Proceeds from revolving lines of credit	—	297.5	250.6
Repayment of other debt, net	(2.3)	(0.7)	(4.6)
Payment of deferred financing costs	(0.1)	(0.1)	(4.4)
Proceeds from issuance of common stock, net	7.0	3.3	10.9
Payment of contingent consideration	(0.4)	(7.5)	(6.2)
Payment of dividends to common stockholders	(24.2)	(24.6)	(25.0)
Repurchase of common stock	(153.3)	(123.2)	(142.3)
Cash payments to noncontrolling interests	—	(1.2)	—

Net cash provided by (used in) financing activities	318.7	(161.6)	300.0

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22.5)	25.7	0.6

Net change in cash, cash equivalents and restricted cash	386.2	3.6	355.6
Cash, cash equivalents and restricted cash at beginning of year	685.5	681.9	326.3

Cash, cash equivalents and restricted cash at end of year	$1,071.7	$685.5	$681.9

Supplemental cash flow information:
Cash paid for interest	$19.6	$28.7	$16.0

Cash paid for taxes	$145.5	$43.0	$61.3

Restricted cash period beginning balance	$3.7	$3.6	$3.9

Restricted cash period ending balance	$3.5	$3.7	$3.6

The accompanying notes are an integral part of these consolidated financial statements.

6
6

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

6
7

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
Redeemable Noncontrolling Interests
The Company has agreements with noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. These rights can be accelerated in certain events. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interests are measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. During the years ended December 31, 2021 and 2020, carrying value adjustments were immaterial.
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

Cash and Cash Equivalents
Cash and cash equivalents primarily include cash on hand, money market funds and time deposits with original maturities of three months or less at the date of acquisition. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at the time of purchase. Certain of these investments represent deposits which are not insured by the Federal Deposit Insurance Corporation or any other government agency. Cash equivalents are carried at cost, which approximates fair value.
Short-term Investments
Short-term investments represent time and call deposits
maturing within twelve months and
with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale
and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2021, 2020 and 2019, as cost approximates current fair value.
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
Derivative Financial Instruments and Hedging Activities
All derivatives, whether designated in a hedging relationship or not, are recorded on the consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge, foreign currency hedge or a hedge of a net investment in a foreign operation. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the consolidated statements of cash flows. The Company records derivative assets and liabilities on a gross basis in the consolidated balance sheets.
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

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly rated financial institutions. The risk with respect to derivative instruments is minimized by the Company’s policy of entering into arrangements with highly rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires
an advanced deposit for a portion of the purchase price. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $4.2 million and $3.0 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, no single customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2021, 2020 and 2019, no single customer represented 10% or more of the Company’s total revenue.
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
first-out
method for a majority of subsidiaries and by
average-cost
for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months
, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. The Company records a charge to cost of product revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of income and comprehensive income
.
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
Goodwill and Intangible Assets
Goodwill and
indefinite-lived
intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived
intangible assets, the Company must make assumptions regarding the estimated future cash flows, including forecasted revenue growth, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU
No. 2017-04,
Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The adoption of this ASU on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.
The Company tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit.
In process research and development, or IPR&D, acquired as part of business combinations under the acquisition method represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned before completion or is otherwise determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income and comprehensive income in the period the project is abandoned or impaired. At December 31, 2021 and 2020, the Company did not have any IPR&D.
Intangible assets with a finite useful life are amortized on a straight-line
basis over their estimated useful lives as follows:

Estimated Useful Life
Existing technology and related patents	3 to 15 years
Customer relationships	5 to 15 years
Trade names	5 to 15 years
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
The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements. This guidance prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company includes accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax provision.
Customer Advances
The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a current or long-term liability until revenue is recognized on the specific contract in accordance with the Company’s revenue recognition policy.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606,
Revenue from Contracts with Customers
. The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.

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

7
3

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
Leases
The Company
 accounts for leases in accordance with ASC 842,
Leases
. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than 12 months are recognized on the balance sheet as
Right-of-use
(“ROU”) assets with a corresponding lease liability. The Company has elected not to recognize on the consolidated balance sheets leases with an initial term of 12 months or less. Leases with an initial term of 12 months or less are directly expensed as incurred. Leases are classified as either operating or finance depending on the specific terms of the arrangement.
The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating. The remaining lease term ranges from 2022 to 2039, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, future rent increases tied to an index or rate, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.
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
Shipping and Handling Costs
The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $36.3 million, $28.3 million and $27.0 million in the years ended December 31, 2021, 2020 and 2019, respectively. Amounts billed to customers in connection with these costs are included in total revenues.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $13.8 million, $9.7 million and $15.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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
is
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
Assumptions regarding volatility, expected term, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2021	2020	2019
Risk-free interest rates	0.62%	0.23%	1.55%
Expected life	4.4 years	5.1 years	5.3 years
Volatility	34.0%	34.1%	29.6%
Expected dividend yield	0.20%	0.37%	0.38%
Weighted-average fair value per share	$21.69	$12.08	$11.16
Stock-based compensation for restricted stock awards and restricted stock units is expensed ratably over the vesting period based on the gran
t date fair value.
Earnings Per Share
Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the years ended December 31, 2021 and 2020.

Post Retirement Benefit Plans
The Company recognizes the
over-funded
or
under-funded
status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) was composed of foreign currency translation adjustments, derivatives designated as hedging instruments and pension liability adjustments.
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
Impacts to the Company’s business included temporary closures in 2020 of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of
COVID-19,
a number of countries, including the United States, implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions are loosening in certain jurisdictions, some markets have returned to restrictions in the face of increases in new
COVID-19
cases, particularly as more contagious strains of the virus emerge. Many of the Company’s employees in jurisdictions in which it has significant operations continue to work remotely. In addition, certain Asia Pacific geographies where the Company operates are continuing to experience significant
COVID-19
disruptions. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened
their sites, some still operate at productivity levels that are below pre-pandemic

levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which has impacted the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has historically impacted and may continue to impact the Company’s global sales and operating results.
In September 2021, President Biden issued an Executive Order requiring certain
COVID-19
precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). In November 2021, the Department of Labor’s Occupational Safety and Health Administration, or OSHA, issued an Emergency Temporary Standard, or ETS, requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for
COVID-19
or obtain a negative
COVID-19
test at least once a week. The Executive Order was preliminarily enjoined by several U.S. federal district courts, the U.S. Supreme Court preliminarily stayed the OSHA ETS in January 2022, and OSHA subsequently withdrew the ETS. While the Company is not currently subject to any vaccine mandate, any requirement to mandate
COVID-19
vaccination of its workforce or require its unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future operations. In addition, any requirement to impose such obligations on the Company’s suppliers who are deemed government contractors and their subcontractors could impact the price and continuity of supply of raw materials and its results of operations and financial condition could be adversely affected. It continues to be the Company’s policy to encourage each of its employees to be fully vaccinated against
COVID-19.
The Company has experienced supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, a tight labor market and other factors, including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company’s products and increased difficulties in its ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to the Company’s production activities, which could have a substantial adverse effect on the Company’s financial condition or results of operations. If the Company is unsuccessful in resolving any such component shortages in a timely manner, the Company could experience a significant adverse impact on the timing of its revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which could have a material adverse impact on the Company’s operating results.
The Company is continuing to monitor and assess the effects of the
COVID-19
pandemic on its commercial operations in 2022. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the severity of the disease, the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, (including to protect against any new strains of the virus), the willingness of individuals to receive vaccines, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.

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
Loss Contingencies
Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding related to patents, products and other matters, is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is provided when a loss is considered probable but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable.
3. Recent Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”)
No. 2021-08,
Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments require an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. Previous guidance required an entity to recognize contract assets and contract liabilities at fair value as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU
No. 2021-08
in the fourth quarter of 2021, and in accordance with the early adoption requirements in an interim period, has applied the provisions retrospectively to all acquisitions completed on or after January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
In January 2020, the FASB issued ASU
2020-01
—
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)
, which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company adopted this guidance using a prospective method. The adoption of this ASU in 2020 did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU
2019-12
—
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The adoption of this ASU in 2021 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
No. 2018-13,
Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits. This ASU is effective for the Company in fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU
No. 2017-04,
Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements
.
In June 2016, the FASB issued ASU
2016-13—
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The guidance modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance
sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event has occurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale.
When the fair value of an
available-for-sale
debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit
components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income (loss). This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 using a modified retrospective method for all financial assets measured at amortized cost. The new standard impacts the Company’s accounts receivables
and
off-balance
sheet credit exposures. The new standard did not have an impact on the Company’s results of operations and cash flows.
4. Revenue
The following table presents the Company’s revenues by Group for the years ended December 31:

(in millions)	2021	2020	2019
Revenue by Group:
Bruker BioSpin	$691.0	$600.0	$621.4
Bruker CALID	819.6	653.9	623.5
BSI N ano	697.5	556.1	632.7
BEST	223.8	189.5	209.9
Eliminations	(14.0)	(12.0)	(14.9)

Total revenue	$2,417.9	$1,987.5	$2,072.6

Revenue for the Company recognized at a point in time versus over time is as follows for the years ended December 31:

(in millions)	2021	2020	2019
Revenue recognized at a point in time	$2,104.7	$1,726.7	$1,847.4
Revenue recognized over time	313.2	260.8	225.2

Total revenue	$2,417.9	$1,987.5	$2,072.6

Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of December 31, 2021, remaining performance obligations were approximately $2,077.2 million. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s consolidated balance sheets.
Contract assets—
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the consolidated balance sheets. The balance of contract assets as of December 31, 2021 and December 31, 2020 was $46.1 million and $41.8 million, respectively.
Contract liabilities—
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when revenue recognition is expected. As of December 31, 2021 and December 31, 2020, the contract liabilities were
$430.8 million and $399.4
million, respectively. The increase in the contract liability balance during the year ended

December 31, 202
1
 is primarily a result of new performance obligations entered into during the period in
addition to delays in instrument installations due to customer facility closures or reduced operations as a result of
COVID-19.
Approximately
$270.0
million of the contract liability balance on December 31, 2020 was recognized as revenue during the year ended December 31, 2021.
5. Acquisitions
Pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues and net income is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes.
2021
In the year ended December 31, 2021, the Company completed various acquisitions that collectively complemented its existing product offerings of to the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for each of the 2021 acquisitions (in millions):

	SCI Instruments	Molecubes NV
Segment	BSI Nano	BSI Life Science
Consideration Transferred:
Cash paid	$28.0	$21.1
Fair value of contingent consideration	1.0	0.4
Working capital adjustment	(0.6)	—

Total consideration transferred	$28.4	$21.5

Allocation of Consideration Transferred:
Cash	$—	$1.1
Accounts receivable	—	1.2
Inventories	1.0	1.5
Other current assets	—	0.3
Property, plant and equipment	—	0.1
Intangible assets:
Technology	7.1	3.4
Customer relationships	6.4	2.4
Trade name	0.4	0.5
Backlog	1.2	0.1
Goodwill	12.6	14.1
Deferred taxes	—	(1.6)
Liabilities assumed	(0.3)	(1.6)

Total consideration allocated	$28.4	$21.5

SCI Instruments
On August 24, 2021, the Company acquired SCI Instruments (“SCI”), a privately held company, for a purchase price of $28.0 million with the potential for additional consideration of up to $4.0 million based on revenue and gross margin achievements in the calendar years 2022 and 2023. SCI is a manufacturer of advanced metrology systems and analysis software and serves major companies in the semiconductor, optoelectronics, data storage, display, MEMS, and optical coating industries. SCI will be integrated into the BSI Nano Segment. The acquisition is being accounted for under the acquisition method.

The preliminary fair value allocation included contingent consideration in the amount of $1.0
million, which represented the estimated fair value of future payments to the former shareholders of SCI based on achieving revenue and gross margin targets for the calendar years 2022 and 2023. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years
for the trade name and technology, and
nine years
for the customer relationships. The backlog intangible asset will be amortized through March 31, 2022.

Molecubes NV
On November 17, 2021, the Company acquired Molecubes NV
 (“Molecubes”),
a privately held company, for a purchase price of EUR 18.7 million (approximately $21.1 million) with the potential for additional consideration of up to EUR 3.0 million (approximately $3.4 million) based on revenue and gross margin achievements. Molecubes manufactures and sells preclinical imaging CUBES that enable researchers to perform high-performance SPECT/CT and PET/CT studies without the need for complex system handling. The acquisition is being accounted for under the acquisition method.
The preliminary fair value allocation included contingent consideration in the amount of EUR 0.4 million (approximately $0.4 million), which represented the estimated fair value of future payments to the former shareholders of Molecubes based on achieving revenue and gross margin targets in 2021 and 2022. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the trade name, technology, and customer relationships. The backlog intangible asset was fully amortized as of December 31, 2021.
In addition to the SCI and Molecubes acquisitions, in 2021 the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Creative Instruments	July 1, 2021	BSI Life Science	$1.0	$1.0
SVXR, Inc	September 9, 2021	BSI Nano	13.4	11.9

			$14.4	$12.9

In addition to the acquisitions noted above, in 2021 the Company completed minority investments that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Glycopath Inc.	Investment	Other long-term assets	February 18, 2021	BSI Life Science	$2.0	$2.0
IonPath Inc.	Investment	Other long-term assets	March 18, 2021	BSI Life Science	2.0	2.0
Olaris, Inc.	Investment	Other long-term assets	September 23, 2021	BSI Life Science	0.5	0.5

					$4.5	$4.5
2022—Subsequent Event Acquisitions
On January 1
7
, 2022, the Company
completed
a share purchase agreement to acquire 100% of the outstanding stock of Prolab Instruments GmbH
 (“Prolab”)
for a purchase price of CHF 5.0 million (approximately $5.5 million) with the potential for additional consideration of up to CHF 3.0 million (approximately $3.3 million). Prolab is located in Basel, Switzerland and will be integrated into the Bruker CALID Group.

On January 1
8
, 2022, the Company
completed
a share purchase agreement to acquire 74.15% of the outstanding stock of PreOmics GmbH
(“PreOmics”)
for EUR 44.7 million (approximately $50.6 million). PreOmics is located in Munich, Germany and will be integrated into the Bruker CALID Group.
On
February 1, 2022
, the Company
completed
 a share purchase agreement to acquire 100% of the outstanding stock of PepSep Holding
ApS (“PepSep”)
 for EUR 2.5M (approximately $2.8 million) with the potential for additional consideration of up to EUR $1.5 million (approximately $1.7 million). PepSep is located in Odense, Denmark and will be integrated into the Bruker CALID Group.
On February 15, 2022, the Company completed an additional $12.0 million minority interest investment in PrognomIQ, Inc. (“PrognomIQ”). PrognomIQ is located in Redwood City, California and is reported within the Bruker CALID Group.
2020
Canopy Biosciences
On September 10, 2020, Bruker acquired Canopy Biosciences, LLC (“Canopy”) for a purchase price of
$24.2
million with the potential for additional consideration of up to

$
5.0

million based on achieving revenue targets in calendar years 2021 and 2022. Canopy is a leader in high multiplex biomarker imaging for immunology, immune-oncology and cell therapy. Canopy was integrated into the BSI Nano Segment. The acquisition was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

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

The fair value allocation included contingent consideration in the amount of $0.5 million, which represented the estimated fair value of future payments to the former shareholders of Canopy based on achieving revenue targets for calendar years 2021 and 2022. The Company completed the fair value allocation during 2021. The amortization period for the intangible assets acquired is ten years for the customer relationships and technology, eight years for the trade name and one year for the backlog intangible asset.
 During the year ended December 31,

2021, the revenue targets were not achieved and the $0.5 million contingent consideration liability was reduced to zero resulting in
a reduction to selling, general and administrative expenses.
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
In addition to the acquisitions noted above, in 2020 the Company completed various other acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions
(in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
SmartTip B.V.	April 1, 2020	BSI Nano	$3.1	$2.4
Integrated Proteomics Applications, Inc.	August 7, 2020	BSI Life Science	3.0	3.0

			$6.1	$5.4

6. Allowance for Doubtful Accounts
The following is a summary of the components for allowance for doubtful accounts (in millions):

Balance at December 31, 2018	$3.8
Additions	1.5
Deductions	(1.9)

Balance at December 31, 2019	3.4
Additions	0.9
Deductions	(1.3)

Balance at December 31, 2020	3.0
Additions	2.2
Deductions	(1.0)

Balance at December 31, 2021	$4.2

7. Inventories
Inventories consisted of the following (in millions):

	2021	2020
Raw materials	$218.7	$198.8
Work-in-process	254.9	245.7
Finished goods	144.9	152.1
Demonstration units	91.6	95.7

Inventories	$710.1	$692.3

Finished goods include
in-transit
systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At December 31, 2021 and 2020, inventory-in-transit
was $49.5 million and $67.8 million, respectively.

8.	Property, Plant and Equipment, Net
The following is a summary of property, plant and equipment, net by major asset class (in millions):

	2021	2020
Land	$34.1	$36.5
Building and leasehold improvements	371.5	374.7
Machinery, equipment, software and furniture and fixtures	435.6	416.8

	841.2	828.0
Less accumulated depreciation and amortization	(435.1)	(432.5)

Property, plant and equipment, net	$406.1	$395.5

Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2021, 2020 and 2019 was $51.8 million, $44.7 million and $37.3 million, respectively.
9.	Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by segment
(in millions):

	BSI Life Science	BSI Nano	BEST	Total

Balance at December 31, 2018	$72.0	$203.7	$—	$275.7
Current period additions/adjustments	13.1	6.3	0.3	19.7
Foreign currency impact	(0.9)	(1.5)	—	(2.4)

Balance at December 31, 2019	84.2	208.5	0.3	293.0
Current period additions/adjustments	—	13.7	—	13.7
Foreign currency impact	7.9	5.8	—	13.7

Balance at December 31, 2020	92.1	228.0	0.3	320.4
Current period additions/adjustments	13.4	16.6	—	30.0
Foreign currency impact	(5.2)	(5.7)	—	(10.9)

Balance at December 31, 2021	$100.3	$238.9	$0.3	$339.5

The Company
performed its annual impairment evaluation using both a quantitative and qualitative approach at December 31, 2021, 2020 and 2019, and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of the Company’s reporting units was greater than their carrying amounts and, therefore, no impairment was required.
As a result of the impact of the
COVID-19
pandemic, the Company performed an interim impairment assessment of the goodwill balance as of March 31, 2020 using a combination of both quantitative and qualitative approaches. Based on this interim assessment, the Company concluded the fair values of each of the reporting units were significantly greater than their carrying amounts, and therefore, no impairment is required. The goodwill assessment was based on management’s estimates and assumptions, certain of which are dependent on external factors. No further triggering events were identified subsequent to March 31, 2020.

The Company
has recorded $3.1
million of accumulated impairment losses of goodwill as of December 31, 2021.
Intangible Assets
The following is a summary of intangible assets (in millions):

	2021			2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$310.4	$(206.8)	$103.6	$309.8	$(194.6)	$115.2
Customer relationships	156.1	(58.2)	97.9	148.3	(45.4)	102.9
Trade names	15.5	(5.8)	9.7	15.2	(4.4)	10.8
Other	1.8	(1.2)	0.6	0.3	(0.1)	0.2

Intangible assets	$483.8	$(272.0)	$211.8	$473.6	$(244.5)	$229.1

For the years ended December 31, 2021, 2020 and 2019, the Company recorded amortization expense of approximately $37.4 million, $35.8 million and $38.3 million, respectively, in the consolidated statements of income and comprehensive income.
The estimated future amortization expense related to amortizable intangible assets is as follows (in millions):

2022	$32.8
2023	29.7
2024	27.5
2025	26.6
2026	28.4
Thereafter	66.8

Total	$211.8

10.	Other Current Liabilities
The following is a summary of other current liabilities (in millions):

	2021	2020
Deferred revenue	$138.4	$118.0
Accrued compensation	132.0	110.6
Accrued warranty	23.8	20.3
Contingent consideration	5.2	2.7
Income taxes payable	75.1	98.0
Other taxes payable	15.4	18.5
Derivative liabilities	6.4	8.0
Operating leases	17.9	21.3
Legal and professional fees	12.8	14.3
Other accrued expenses	54.2	54.2

Other current liabilities	$481.2	$465.9

The following table sets forth the changes in accrued warranty (in millions):

Balance at December 31, 2018	$19.7
Accruals for warranties issued during the year	24.5
Settlements of warranty claims	(22.9)
Foreign currency impact	(0.2)

Balance at December 31, 2019	21.1
Accruals for warranties issued during the year	19.2
Settlements of warranty claims	(21.1)
Foreign currency impact	1.1

Balance at December 31, 2020	20.3
Accruals for warranties issued during the year	23.4
Settlements of warranty claims	(19.0)
Foreign currency impact	(0.9)

Balance at December 31, 2021	$23.8

11.	Debt
The Company’s debt obligations consist of the following (in millions):

	2021	2020
EUR notes (in dollars) under the 2021 Note Purchase Agreement	$170.7	$—
CHF notes (in dollars) under the 2021 Note Purchase Agreement	329.2	—
CHF notes (in dollars) under the 2019 Note Purchase Agreement	325.9	335.5
U.S. Dollar notes under the 2019 Term Loan	299.2	300.0
U.S. Dollar notes under the 2012 Note Purchase Agreement	205.0	205.0
Unamortized debt issuance costs	(2.0)	(2.4)
Other loans	1.9	3.0
Total notes and loans outstanding	1,329.9	841.1
Finance lease obligations	4.3	3.4

Total debt	1,334.2	844.5
Current portion of long-term debt	(112.4)	(2.2)

Total long-term debt, less current portion	$1,221.8	$842.3

2021 Note Purchase Agreement
On December 7, 2021, the Company entered into a note purchase agreement, referred to as the 2021 Note Purchase Agreement, with a group of institutional accredited investors. Pursuant to the 2021 Note Purchase Agreement, the Company issued and sold CHF 300 million aggregate principal amount of 0.88%
series
A senior notes and EUR 150 million aggregate principal amount of 1.03% series B senior notes due December 8, 2031, referred to as the 2021 Senior Notes. The obligations under the Note Purchase Agreement are unsecured and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries
.
Interest on the 2021 Senior Notes is payable semi-annually on June 7 and December 7 of each year, commencing June 7, 2022. The Company may prepay some or all of the 2021 Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the

2021

Senior Notes
then outstanding at a price equal to the sum of (a) the principal amount to be prepaid, plus accrued and unpaid interest, (b) any applicable “make-whole” amount, and (c) certain other fees and expenses. In the event of a change in control (as defined in the 2021 Note Purchase Agreement) of the Company, the Company may be required to prepay the 2021 Senior

Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and certain other fees and expenses.
The 2021 Note Purchase Agreement contains customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to incur liens, transfer or sell equity or assets, engage in certain mergers and consolidations, enter into transactions with affiliates, and engage or permit any subsidiary to engage in certain lines of business. The 2021 Note Purchase Agreement also includes customary representations and warranties and events of default.
Additionally, so long as any 2021 Senior Notes are outstanding, the Company may not permit (i) its leverage ratio (as determined pursuant to the 2021 Note Purchase Agreement) as of the end of any fiscal quarter to exceed 3.50 to 1.00 unless a material acquisition causes an adjusted leverage ratio to apply pursuant to the 2021 Note Purchase Agreement, (ii) its interest coverage ratio (as determined pursuant to the 2021 Note Purchase Agreement) as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1.00, or (iii) priority Debt at any time to exceed 15% of consolidated total assets (as determined pursuant to the 2021 Note Purchase Agreement).

2019 Transactions
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

ranging

from 1.000% to 1.500%
,

based on the Company’s leverage ratio, or (b) the highest of (i) the federal funds effective rate plus 1⁄2 of 1%, (ii) the

prime rate
announced by Bank of America, N.A., and (iii) LIBOR, as
adjusted
, plus
1
%, plus,
in
each case, a margin rate ranging from
0.100
% to
0.500
%, based on the Company’s leverage ratio. The Company has also agreed to pay a quarterly facility fee based on the aggregate unused amount available under the 2019 Revolving Credit Agreement ranging from
0.100
% to
0.200
%, based on the Company’s leverage ratio.

The 2019 Revolving Credit Agreement includes affirmative, negative and financial covenants and events of
default customary for financings of this type. The negative covenants include, among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset and equity sales, dividends, and transactions with affiliates. The financial covenants include maximum leverage ratio and minimum interest coverage ratios of the Company, specifically, the Company’s leverage ratio cannot exceed 3.5 and the interest coverage ratio cannot be less than 2.5
. The events of default include, among others, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations and warranties, bankruptcy and insolvency related events, certain ERISA events, material judgments, and the occurrence of a change of control.
The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly (dollars i
n
 millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.2	$599.8
Bank guarantees and working capital line	varies	116.2	—	116.2	—

Total revolving lines of credit		$716.2	$—	$116.4	$599.8

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
Amounts outstanding under the Term Loan Agreement bear interest at a rate equal to, at the Company’s option, (a) the U
.
S
.
 Dollar London Interbank Offered Rate (USD LIBOR), plus a margin ranging from 1.000% to 1.500%, based on the Company’s leverage ratio, or (b) the highest of (i) the federal funds effective rate plus
1
⁄
2
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
Principal amounts of Tranches A, B and C together with any accrued interest theron were paid on their respective due dates in accordance with the 2012 Note Purchase Agreement.
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
As of December 31, 2021, the Company was in compliance with the covenants of all debt agreements.
Annual maturities of notes and loans outstanding are as follows (in millions):

2022	$111.1
2023	15.8
2024	115.2
2025	15.5
2026	15.2
Thereafter	1,059.1

Total	$1,331.9

As of December 31, 2021, the Company has several cross-currency and interest rate swap agreements with a notional value of $149.6 million of U.S. to Swiss Franc and a notional value of $354.7 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the change in fair value of the derivative is
recorded in other comprehensive income as part of foreign currency translation adjustments and remains
in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company has lowered net interest expense by $5.5 million and $7.2 million during 2021 and 2020, respectively. The gains related to hedges of net asset investments in international operations that were recorded within the cumulative translation
 adjustment section of other comprehensive income were $36.4 million for the year ended December 31, 202
1
. The losses related to hedges of net asset investments in international operations that were recorded within the cumulative translation

adjustment
section of other comprehensive income were $47.1
million and $6.8 million for the years ended December 31, 2020 and 2019, respectively.
Interest expense for the years ended December 31
, 2021
, 2020
and 2019
was $14.3 million, $14.4 million and $16.0 million, respectively.

12.	Fair Value of Financial Instruments
The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$367.7	$—	$367.7	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross currency swap agreements	6.4	—	6.4	—
Forward currency contracts	0.7	—	0.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$476.6	$—	$475.4	$1.2

Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Hybrid instrument liability	15.6	—	—	15.6
Forward currency contracts	0.3	—	0.3	—
Interest rate and cross currency swap agreements	23.9	—	23.9	—
Long-term fixed interest rate debt	1,043.3	—	1,043.3	—

Total liabilities recorded at fair value	$1,089.7	$—	$1,067.5	$22.2

December 31, 2020	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$183.2	$—	$183.2	$—
Short-term investments	50.0	—	50.0	—
Interest rate and cross currency swap agreements	7.6	—	7.6	—
Foreign currency contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	3.1	—	3.1	—
Debt securities available for sale	1.2	—	—	1.2

Total assets recorded at fair value	$247.3	$—	$246.1	$1.2

Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Hybrid instrument liability	13.9	—	—	13.9
Interest rate and cross currency swap agreements	61.5	—	61.5	—
Forward currency contracts	0.4	—	0.4	—
Long-term fixed interest rate debt	549.8	—	549.8	—

Total liabilities recorded at fair value	$629.9	$—	$611.7	$18.2

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.
The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the year ended December 31, 2021 or 2020.
The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was based on market and observable sources with similar maturity dates. The remaining long-term debt has variable interest rates and the carrying value approximates fair value accordingly.
On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2021, 2020 and 2019.
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
Contingent consideration recorded within other liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. These contingent consideration amounts are primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2019	$15.8
Current period additions	1.2
Current period adjustments	(4.4)
Current period settlements	(8.7)
Foreign currency effect	0.4

Balance at December 31, 2020	4.3
Current period additions	2.6
Current period adjustments	0.2
Current period settlements	(0.4)
Foreign currency effect	(0.1)

Balance at December 31, 2021	$6.6

As part of the Mestrelab acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (an embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) within short-term and long-term liabilities on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. The hybrid instrument is classified as Level 3 in the fair value hierarchy.
The following table sets forth the changes in hybrid instrument liability (in millions):

Balance at December 31, 2019	$10.6
Current period additions	2.6
Foreign currency effect	0.7

Balance at December 31, 2020	13.9
Current period additions	2.7
Foreign currency effect	(1.0)

Balance at December 31, 2021	$15.6

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

In addition, the Company periodically

enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $8.5 million and
$4.8
 million

for the purchase of products at December 31, 2021 and 2020, respectively. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $0.0 million and $7.5 million for the delivery of products at December 31, 2021 and 2020, respectively. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.
The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges (in millions) and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	Notional (in USD)	December 31, 2021	Notional (in USD)	December 31, 2020
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets		$6.4		$7.6
Other current liabilities		(5.8)		(4.3)
Other long-term liabilities		(18.1)		(57.2)

	$504.3	$(17.5)	$505.0	$(53.9)
Long-term debt
Long-term Debt	825.8	(35.1)	335.5	(37.6)

Total derivatives designated as hedging instruments	$1,330.1	$(52.6)	$840.5	$(91.5)

Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$157.7	$0.7	$175.8	$2.1
Other current liabilities	23.0	(0.3)	102.5	(0.4)
Embedded derivatives in purchase and delivery contracts
Other current assets	8.5	0.2	12.3	0.1
Fixed price commodity contracts
Other current assets	5.5	0.4	8.8	3.1

Total derivatives not designated as hedging instruments	$194.7	$1.0	$299.4	$4.9

Total derivatives	$1,524.8	$(51.6)	$1,139.9	$(86.6)

The following is a summary of the gain (loss) included in th
e
 consolidated statements of income and comprehensive income related to the
derivative instruments described above (in millions):

		Years Ended December 31,
	Financial Statement Classification	2021	2020	2019
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(5.5)	$2.1	$3.0
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.1	0.5	—

		(5.4)	2.6	3.0
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	(4.7)	(3.0)	—

Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	10.2	10.1	0.6

Total		$0.1	$9.7	$3.6

		Years Ended December 31,
	Financial Statement Classification	2021	2020	2019
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$15.0	$(20.4)	$2.0
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	25.6	(26.7)	(8.8)
Long-term debt	Accumulated other comprehensive income, net of tax	10.8	(28.7)	(8.9)

		36.4	(55.4)	(17.7)

Total		$51.4	$(75.8)	$(15.7)

14.	Income Taxes
The domestic and foreign components of income before income taxes are as follows (in millions):

	2021	2020	2019
Domestic	$(15.4)	$(31.1)	$3.8
Foreign	409.0	256.9	276.6

Total income before provision for income taxes	$393.6	$225.8	$280.4

The components of the income tax provision are as follows (in millions):

	2021	2020	2019
Current income tax expense (benefit):
Federal	$1.0	$(0.5)	$0.6
State	1.2	(0.5)	2.2
Foreign	118.0	85.4	82.1

Total current income tax expense	120.2	84.4	84.9

Deferred income tax expense (benefit):
Federal	(7.8)	(4.9)	(2.2)
State	(2.5)	(1.0)	0.3
Foreign	3.1	(14.1)	(0.6)

Total deferred income tax benefit	(7.2)	(20.0)	(2.5)

Income tax provision	$113.0	$64.4	$82.4

The income tax provision differs from the tax provision computed at the U.S. federal statutory rate due to the following significant components:

	2021	2020	2019

Statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differential	5.2	4.9	5.9
Permanent differences	1.2	2.0	0.7
U.S. tax on foreign earnings	1.6	0.3	1.4
Stock compensation	(2.5)	(0.7)	(1.0)
Mandatory repatriation	—	0.5	(0.6)
Tax contingencies	2.6	1.4	1.4
Change in tax rates	(0.1)	0.1	0.3
Withholding taxes	—	(0.1)	(0.1)
Repatriation of foreign earnings	(0.4)	0.6	0.3
State income taxes, net of federal benefits	(0.4)	(0.6)	0.7
Research and development credits	(0.9)	(1.2)	(0.6)
Other	1.2	(0.7)	—
Change in valuation allowance for unbenefited losses	0.2	1.0	—

Effective tax rate	28.7%	28.5%	29.4%

The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows (in millions):

	2021	2020
Deferred tax assets:
Accrued expenses	$0.3	$4.7
Compensation	28.8	32.3
Deferred revenue	—	13.9
Disallowed interest carryforward	9.3	5.0
Net operating loss carryforwards	23.5	31.1
Foreign tax and other tax credit carryforwards	21.4	16.4
Unrealized currency gain/loss	6.8	9.6
Hedge unrealized FX gain/loss	12.5	—
Lease obligations	14.1	15.2
Other	2.4	—

Gross deferred tax assets	119.1	128.2
Less valuation allowance	(7.1)	(6.6)

Total deferred tax assets	112.0	121.6

Deferred tax liabilities:
Accounts receivable	—	2.7
Inventory	3.6	10.8
Fixed assets	6.1	10.4
Foreign patent reserves	4.4	2.4
Intangibles	32.6	40.2
Accrued expenses	0.5	2.8
Accrued withholding tax	6.7	6.7
Right-of-use asset	14.0	14.9
Other	0.2	2.2

Total deferred tax liabilities	68.1	93.1

Net deferred tax asset s	$43.9	$28.5

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

The Company can only recognize a deferred tax asset to the extent this it is “more likely than not” that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets were as follows (in millions):

Balance at December 31, 2018	$4.3
Decreases recorded as a benefit to income tax provision	(0.1)
Balance at December 31, 2019	$4.2
Increases recorded as part of acquisition purchase accounting	2.4

Balance at December 31, 2020	$6.6
Increases recorded as an expense to income tax provision	0.5

Balance at December 31, 2021	$7.1

As of December 31, 2021, the Company had approximately $89.4 million net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2022. The Company also has approximately $86.1 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $6.4 million of other foreign net operating losses that are expected to expire at various times in the future. We had U.S. federal foreign tax credit carried forwards in the amount of $6.3 million. We also had U.S. federal and state research and development tax credit of $4.6 million and $7.8 million respectively. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Code Section 382 and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards. Additionally, the Company has $40.2 million of gross interest expense carryforward as provided by Code Section 163(j) that can be carried forward indefinitely.
At December 31, 2021 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. Specifically, the Company asserts that a total of $1.9 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $1.4 billion in unremitted earnings as well as $546 million of non-cash E&P in all jurisdictions not indefinitely reinvested. If this E&P is ultimately distributed to the United States in the form of dividends the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $
69
 million at December 31, 2021.
The Company had gross unrecognized tax benefits, excluding interest, of approximately $51.4 million as of December 31, 2021, that if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by an immaterial amount due to the expiration of statutes of limitations. A tabular reconciliation of the Company’s gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2018	$6.6
Gross increases—tax positions in prior periods	4.7
Gross increases—current period tax positions	4.7
Lapse of statutes	(0.1)

Gross unrecognized tax benefits at December 31, 2019	$15.9
Gross increases—tax positions in prior periods	1.2
Gross increases—current period tax positions	5.6
Gross unrecognized tax benefits at December 31, 2020	$22.7
Gross increases—tax positions in prior periods	17.8
Gross increases—current period tax positions	10.9

Gross unrecognized tax benefits at December 31, 2021	$51.4

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. At December 31, 2021 and 2020, the Company had approximately $3.1 million and $1.8 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded expense of $
1.5
 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended
December 31, 2021. There was no benefit recognized during the year ended December 31, 2020.
The Company has been subject to a tax examination in Germany for the years 2009 through 2012 whereby the German tax authorities had imposed additional tax assessments for those years. Due to the nature of the additional tax assessments, the Company filed for competent authority relief from those assessments under the Mutual Agreement Procedures (“MAP”) of the United States-Germany income tax treaty. The Company expects the competent authorities to present a resolution for the 2009 through 2012 tax years during 2022. The Company does not expect a material impact to the results of operations for the year ending December 31, 2022 as a result of the resolution of this matter.
The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2021 were approximately
30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.7% from the U.S. statutory rate of 21% in 202
1
.
In 2020, the Company was granted an income tax holiday for our manufacturing facility in Malaysia. The tax holiday allows for tax-free
operations through February 28, 2023, with the option to apply for a 5 year extension if certain conditions are met. This tax holiday had an immaterial impact to earnings per share for the year ended December 31, 2021.
In connection with the Tax Cuts and Jobs Act (“TCJA”) of 2017, the Company recorded a toll charge liability of $35.4 million. Of that amount, approximately $11.3 million has already been paid as of December 31, 2021.
In 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible
Low-Taxed
Income (“GILTI”). We have determined we will elect the GILTI high tax exception as allowed by the final regulations for the period ended December 31, 2021.

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
The components of lease expense were as follows (in millions):

	2021	2020	2019
Amortization of right-of-use assets	$1.5	$0.7	$0.3
Interest on lease liabilities	0.1	0.1	—

Total finance lease cost	1.6	0.8	0.3
Operating lease cost	24.0	23.3	24.9
Short term lease cost	4.2	3.9	2.2
Variable lease cost	3.0	3.4	3.5
Sublease income	(2.0)	(1.9)	(1.2)

Total lease cost	$30.8	$29.5	$29.7

Supplemental balance sheet information related to leases was as follows (dollars in millions):

	December 31,
	2021	2020
Operating leases
Operating lease assets, net	$59.9	$67.4
Other current liabilities	17.9	21.3
Operating lease liability—long term	41.8	47.0

	December 31,
	2021	2020	2019
Weighted average remaining lease term	5.1 years	5.2 years	5.0 years
Weighted average discount rate	1.6%	1.9%	2.3%

	December 31,
	2021	2020
Finance leases
Property, plant and equipment, net	$4.6	$3.7
Current portion of long-term debt	1.7	0.8
Long-term debt	2.6	2.6

	December 31,
	2021	2020	2019
Weighted average remaining lease term	2.9 years	3.3 years	3.7 years
Weighted average discount rate	1.6%	2.2%	3.0%
Supplemental cash flow information related to leases was as follows (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1	$0.1	$—
Operating cash flows from operating leases	21.2	24.0	27.1
Financing cash flows from finance leases	1.6	0.9	0.4

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$21.2	$24.3
Finance leases	2.7	2.6

Future lease payments under operating leases and finance leases as follows (in millions):

	Operating Leases	Finance Leases
Twelve months ending December 31:
2022	$18.7	$1.7
2023	13.9	1.4
2024	9.1	0.9
2025	6.9	0.3
2026	5.3	0.1
Thereafter	8.1	—

Total undiscounted lease payments	62.0	4.4
Less: imputed interest	(2.3)	(0.1)

Total lease liabilities	$59.7	$4.3

16.	Post Retirement Benefit Plans
Defined Contribution Plans
The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $9.4 million, $8.1 million and $8.7 million to such plans in the years ended December 31, 2021, 2020 and 2019, respectively.
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

	2021	2020	2019
Components of net periodic benefit costs:
Service cost	$8.1	$8.2	$6.4
Interest cost	0.5	1.1	2.6
Expected return on plan assets	(1.8)	(2.5)	(2.0)
Settlement loss recognized	0.1	—	—
Amortization of prior service (credit) cost	0.9	1.2	1.1
Amortization of actuarial (gains) losses	2.6	3.5	0.9

Net periodic benefit costs	$10.4	$11.5	$9.0

The Company measures its benefit obligation and the fair value of plan assets as
of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows (in millions):

	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$275.2	$255.0
Service cost	8.1	8.2
Interest cost	0.5	1.1
Plan participant contributions	5.2	4.4
Plan amendments	(10.9)	(2.8)
Plan settlements	(0.5)	—
Benefits paid	(6.4)	(5.7)
Actuarial loss (gain)	(5.4)	(6.7)
Premiums paid	(1.8)	(1.4)
Impact of foreign currency exchange rates	(10.1)	23.1

Benefit obligation at end of year	253.9	275.2

	2021	2020

Change in plan assets:
Fair value of plan assets at beginning of year	150.5	131.4
Return on plan assets	(2.1)	3.1
Plan participant and employer contributions	12.4	10.7
Benefits paid	(6.4)	(5.7)
Plan settlements	(0.5)	—
Premiums paid	(1.8)	(1.5)
Impact of foreign currency exchange rates	(4.3)	12.5

Fair value of plan assets at end of year	147.8	150.5

Net under-funded status	$(106.1)	$(124.7)

Plan amendments
relate to further reductions in the mandatory and the supplementary conversion rates for the pension plan in Switzerland that will be effective in 2022 and in 2023, respectively
. The accumulated benefit obligation for the defined benefit pension plans is $225.8 million and $260.4 million at December 31, 2021 and 2020, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2021 and 2020.
The following amounts were recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans (in millions):

	2021	2020
Current liabilities	$(1.8)	$(1.9)
Non-current liabilities	(104.3)	(122.8)

Net benefit obligation	$(106.1)	$(124.7)

The following
pre-tax
amounts were recognized in accumulated other comprehensive income for the Company’s defined benefit plans (in millions):

	2021	2020	2019
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost (credi t)	$9.4	$(2.4)	$(6.0)
Net actuarial loss	(50.1)	(56.6)	(62.3)

Accumulated other comprehensive loss	(40.7)	(59.0)	(68.3)
Accumulated contributions in excess of net periodic benefit cost	(65.4)	(65.7)	(55.3)

Net amount recognized	$(106.1)	$(124.7)	$(123.6)

The amount in accumulated other comprehensive income at December 31, 2021 expected to be recognized as amortization of net loss within net periodic benefit cost in 2022 is $2.1 million.
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

The following assumptions were used for defined benefit pension plans reflects the
different economic environments within the various countries. The assumptions used to determine the net periodic benefit costs and the projected benefit obligations are as follows:

2021	Japan	France	Switzerland	Germany
Annual discount rate—defined benefit obligation	0.4%	1.0%	0.4%	0.8%
Annual discount rate—defined benefit cost	0.4%	0.6%	0.1%	0.5%
Expected return on plan assets	0.0%	3.0%	1.2%	0.0%
Expected rate of compensation increase	3.0%	2.0%	1.0%	2.6%

2020	Japan	France	Switzerland	Germany
Annual discount rate—defined benefit obligation	0.4%	0.6%	0.1%	0.5%
Annual discount rate—defined benefit cost	0.3%	0.8%	0.3%	1.1%
Expected return on plan assets	0.0%	3.0%	1.8%	0.0%
Expected rate of compensation increase	3.0%	2.0%	1.0%	2.6%

2019	Japan	France	Switzerland	Germany
Annual discount rate—defined benefit obligation	0.3%	0.8%	0.3%	1.1%
Annual discount rate—defined benefit cost	0.5%	1.5%	1.1%	1.4%
Expected return on plan assets	0.0%	0.0%	1.6%	0.0%
Expected rate of compensation increase	2.9%	2.0%	1.0%	2.6%
To determine the expected
long-term
rate of return on pension plan assets, the Company considers current asset allocations, as well as historical and expected returns on various asset categories of plan assets. For the defined benefit pension plans, the Company applies the expected rate of return to a market-related
value of assets, which stabilizes variability in assets to which the expected return is applied.
Asset Allocations by Asset Category
The fair value of the Company’s pension plan assets by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$0.1	$—	$0.1	$—
Swiss Life Collective BVG Foundation (b)	147.7	—	147.7	—

Total plan assets	$147.8	$—	$147.8	$—

December 31, 2020	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$0.5	$—	$0.5	$—
Swiss Life Collective BVG Foundation (b)	150.0	—	150.0	—

Total plan assets	$150.5	$—	$150.5	$—

(a)
The Company’s pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.

(b)
The Company’s pension plan in Switzerland is outsourced to Swiss Life AG, an o utsi
de insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.0% on the mandatory withdrawal portion, as defined by Swiss law, and 0.25% on the non-mandatory
portion starting
2022
. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 65% bonds, 2.5% cash, 7.5% equity investments and 25% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments
For all of our plans except Switzerland, we do not have plan assets to payout benefit payments. Contributions are expected to be consistent with estimated benefit payments for the next fiscal year.
 The estimated future benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2021. The following benefit payments reflect future employee service as appropriate (in millions):

2022	$8.1
2023	8.0
2024	8.5
2025	8.4
2026	8.5
2027-2031	47.5

17.	Commitments and Contingencies
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
At December 31, 2021 and 2020, no material accruals have been recorded for potential contingencies.
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

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). The Company cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a civil fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. As a result of the KFTC’s decision, the Korea Public Procurement Service (PPS) imposed a three-month suspension on Bruker Korea’s ability to bid for or conduct sales to Korean government entities which ended on March 27, 2020. Sales to Korean entities were less than 4% of the Company’s revenue for the year ended December 31, 202
1
.
In late August 2019, the KFTC informed the Company that it was conducting a separate investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including five public tenders involving Bruker Korea during 2015. The Company cooperated fully with the KFTC and on July 8, 2020, the KFTC announced its decision to impose a civil fine of approximately $11,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter. There was no suspension imposed in connection with this matter.
At December 31, 2021 and 2020, no material accruals have been recorded for potential contingencies related to these matters. The Company does not expect additional losses to be incurred in excess of the amounts accrued.

Unconditional Purchase Commitments
The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The majority of these commitments are expected to be settled during 2022.

Unconditional purchase commitments that are fixed and determinable are as follows (in millions):

2022	$254.3
2023	40.9
2024	1.9
2025	5.5
2026	—

Total	$302.6

License Agreements
The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2021, 2020 and 2019, were $5.8 million, $8.4 million and $2.6 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.
Letters of Credit and Guarantees
At December 31, 2021 and 2020, the Company had bank guarantees of $116.4 million and $133.0 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

18. Earnings Per Share
The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	2021	2020	2019
Net income attributable to Bruker Corporation, as reported	$277.1	$157.8	$197.2

Weighted average shares outstanding:
Weighted average shares outstanding-basic	151.4	153.4	155.2
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.5	1.2	1.4

	152.9	154.6	156.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$1.83	$1.03	$1.27

Diluted	$1.81	$1.02	$1.26

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (in millions of shares):

	2021	2020	2019
Stock options	—	0.2	—
Unvested restricted stock units	0.1	—	—
19. Shareholders’ Equity
Share Repurchase Program
In May 2019, the Company’s Board of Directors approved a share repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of the Company’s common stock up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company purchased a total of 555,602 shares at an aggregate cost of $34.5 million during the year ended December 31, 2021. The Company purchased a total of 2,711,952 shares at an aggregate cost of $123.2 million during the year ended December 31, 2020. The Company completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of the Company’s common stock up to $500.0 million from time to time over a two-year
period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company purchased a total of 1,537,217 shares at an aggregate cost of $118.9 million under the 2021 Repurchase Program during the year ended December 31, 2021. The remaining authorization as of December 31, 2021 is $381.1 million.
Cash Dividends on Common Stock
Dividends are declared by the Company’s Board of Directors in accordance with the Company’s dividend policy. Under the policy, the Company targeted a
$0.16 per share cash dividend per annum to the Company’s shareholders payable in equal quarterly installments. Beginning in 2022, the Company is targeting a cash dividend to our shareholders in the amount of $0.20 per share per annum, payable in equal quarterly installments.

Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated As Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$46.9	$—	$(29.9)	$17.0
Other comprehensive income (loss)	(3.8)	(15.7)	(25.1)	(44.6)
Realized gain on reclassification	—	—	2.1	2.1

Balance at December 31, 2019	43.1	(15.7)	(52.9)	(25.5)
Other comprehensive income (loss)	97.8	(75.8)	2.3	24.3
Realized gain on reclassification	—	—	4.9	4.9

Balance at December 31, 2020	140.9	(91.5)	(45.7)	3.7
Other comprehensive income (loss)	(77.8)	51.4	11.6	(14.8)
Realized gain on reclassification	—	—	2.9	2.9

Balance at December 31, 2021	$63.1	$(40.1)	$(31.2)	$(8.2)

Stock Compensation Plans
On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”), and on May 14, 2010, the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors determined to be the Compensation Committee, to grant incentive stock options, non-qualified
stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years. As of December 31, 2021, 5,545,090 options and 570,011 restricted stock awards have been granted under the 2010 Plan. At December 31, 2021, 533,688 options were outstanding under the 2010
Plan
.

In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified
stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Stock option awards granted under the 2016 Plan typically vest over a period of one to four years. As of December 31, 2021, 1,485,823 options and 2,100,581 restricted stock units have been granted under the 2016 Plan. At December 31, 2021, 821,464 options and 654,470 restricted stock units were outstanding under the 2016 Plan.
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

	2021	2020	2019
Stock options	$1.3	$1.8	$2.7
Restricted stock awards	—	—	0.3
Restricted stock units	13.2	11.5	8.9

Total stock-based compensation	$14.5	$13.3	$11.9

	2021	2020	2019
C ost of product revenue	$2.2	$2.0	$1.8
Selling, general and administrative	10.1	9.3	8.3
Research and development	2.2	2.0	1.8

Total stock-based compensation	$14.5	$13.3	$11.9

In addition to the awards above, the Company recorded stock-based compensation within other charges, net of $2.7 million and $2.6 million at December 31, 2021 and 2020, respectively, and a benefit of $2.3 million in the year ended December 31, 2019 related to the 2018 acquisition of Mestrelab Research, S.L.
At December 31, 2021, the Company expects to
recognize pre-tax stock-based
compensation expense of $3.0 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.5 years. The Company also expects to recognize additional pre-tax stock-based
compensation expense of $27.1 million associated with outstanding restricted stock units granted under the Company’s 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.4 years.

Stock Option Awards
Stock option activity for the year ended December 31, 2021 is as follows
:

	Number of Options	Weighted- Average Price Per Share	Weighted - Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions) (a)
Outstanding at December 31, 2020	1,856,176	$25.32	4.2	$53.5
Granted	79,632	85.10
Exercised	(580,656)	20.31
Forfeited/Expired	—	—

Outstanding at December 31, 2021	1,355,152	$30.98	4.1	$71.9

Exercisable at December 31, 2021	1,093,488	$24.96	3.6	$64.5

Exercisable and expected to vest at December 31, 2021 (b)	1,326,095	$30.32	4.0	$71.2

(a)	Represents the number of vested options at December 31, 2021, plus the number of unvested options at December 31, 2021 that are ultimately expected to vest based on our estimated forfeiture rate.
(b)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our common stock on December 31, 2021 .
The total intrinsic value of options exercised was $35.7 million, $6.1 million and $15.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock Units
Restricted stock unit activity is presented below:

	Shares Subject to Restriction	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	805,052	$39.63
Granted	218,223	78.03
Vested	(336,310)	37.26
Forfeited	(32,495)	43.90

Outstanding at December 31, 2021	654,470	$53.44

The total fair value of restricted stock vested was $27.1 million, $15.0 million and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

20. Other Charges, Net
The components of other charges, net were as follows (in millions):

	2021	2020	2019
Acquisition-related expenses , net	$6.1	$2.4	$4.6
Professional fees incurred in connection with investigation matters and other legal matters	1.1	5.9	2.1
Information technology transformation costs	2.8	2.5	3.7
Restructuring charges	4.8	12.0	(3.9)
Long-lived asset impairments	(0.5)	2.1	—

Other charges, net	$14.3	$24.9	$6.5

Restructuring Initiatives
Restructuring charges for the years ended December 31, 2021, 2020 and 2019 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows (in millions):

	2021	2020	2019
Cost of revenues	$3.4	$3.8	$5.3
Other charges, net	4.8	12.0	(3.9)

	$8.2	$15.8	$1.4

The restructuring charges included a gain on the sale of a building of $7.7 million in the year ended December 31, 2019.
The following table sets forth the changes in the restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	1.4	6.1	(5.0)	0.3
Cash payments	(6.8)	(5.3)	(1.5)	—
Non-cash adjustments	2.9	(0.5)	5.2	(1.8)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)

Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	15.8	13.6	2.0	0.2
Cash payments	(10.0)	(8.0)	(2.0)	—
Non-cash adjustments	(1.0)	(0.5)	0.7	(1.2)
Foreign currency impact	0.4	0.3	—	0.1

Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4
Restructuring charges	8.2	5.3	1.5	1.4
Cash payments	(10.3)	(9.3)	(1.0)	—
Non-cash adjustments	(1.1)	—	(1.0)	(0.1)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)

Balance at December 31, 2021	$6.4	$3.5	$0.3	$2.6

21. Interest and Other Income (Expense), Net

The components
of interest and other income (expense), net were as follows (in millions):

	2021	2020	2019
Interest income	$0.9	$3.2	$1.3
Interest expense	(14.3)	(14.4)	(16.0)
Exchange losses on foreign currency transactions	(4.1)	(8.0)	(3.3)
Pension components	(2.2)	(3.3)	(2.5)

Interest and other income (expense), net	$(19.7)	$(22.5)	$(20.5)

22. Business Segment Information
The Company
has
three
reportable segments, BSI Life Science, BSI N
a
no
 and BEST, as discussed in Note 1 to the
consolidated
financial statements.
Selected reportable segment information is presented below (in millions):

	2021	2020	2019
Revenue:
BSI Life Science	$1,510.6	$1,253.9	$1,244.9
BSI N ano	697.5	556.1	632.7
BEST	223.8	189.5	209.9
Eliminations (a)	(14.0)	(12.0)	(14.9)

Total revenue	$2,417.9	$1,987.5	$2,072.6

Operating Income:
BSI Life Science	$385.4	$273.8	$290.3
BSI N ano	73.4	23.6	40.4
BEST	22.2	6.2	16.4
Corporate, eliminations and other (b)	(67.7)	(55.3)	(46.2)

Total operating income	$413.3	$248.3	$300.9

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.
Total assets by segment are as follows (in millions):

	2021	2020
Assets:
BSI Life Science, BSI N ano & Corporate	$3,560.5	$2,964.5
BEST	97.9	88.7
Eliminations and other (a)	(8.4)	(4.2)

Total assets	$3,650.0	$3,049.0

(a)	Assets not allocated to the reportable segments and eliminations of intercompany transactions.
The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by the BSI Life Science and BSI
Nano
Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

Total capital expenditures and depreciation and amortization by segment are presented below (in millions):

	2021	2020	2019
Capital Expenditures:
BSI Life Science	$61.3	$59.1	$44.4
BSI N ano	16.8	10.6	18.5
Corporate	4.7	17.4	4.7
BEST	9.2	10.1	5.4

Total capital expenditures	$92.0	$97.2	$73.0

Depreciation and Amortization:
BSI Life Science	$41.1	$35.0	$30.5
BSI N ano	37.4	35.7	35.9
Corporate	4.3	4.0	3.8
BEST	6.3	5.7	5.4

Total depreciation and amortization	$89.1	$80.4	$75.6

Revenue and long-lived assets (including property, plant and equipment, net and operating lease right of use assets) by geographical area are as follows (in millions):

	2021	2020	2019

Revenue:
United States	$601.0	$455.9	$529.8
Germany	262.6	244.9	213.6
Rest of Europe	658.1	519.8	505.2
Asia Pacific	729.1	629.1	651.0
Other	167.1	137.8	173.0

Total revenue	$2,417.9	$1,987.5	$2,072.6

	2021	2020	2019
Long-lived assets:
United States	$51.3	$61.3	$53.2
Germany	244.0	227.8	175.1
Rest of Europe	141.5	144.7	118.3
Asia Pacific	22.6	22.1	16.4
Other	6.6	7.1	8.7

Total long-lived assets	$466.0	$463.0	$371.7

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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control—Integrated Framework
(2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
We excluded SCI Instruments, SVXR, Inc. and Molecubes NV from our assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in business combinations during 2021. The total assets and total revenues of SCI Instruments, SVXR, Inc. and Molecubes NV, wholly-owned subsidiaries, collectively represent 1.9% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
PricewaterhouseCoopers LLP, our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The full text of our code of conduct, which applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Board of Directors is published on our Investor Relations website at
www.bruker.com
. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.
The information required by this item of Form
10-K
is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION
The information required by this item
of Form
10-K
is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item of Form
10-K
is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item of Form
10-K
is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, PCAOB ID 238.
The information required by this item of Form
10-K
is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	Financial Statements and Schedules

(1)	Financial Statements
The financial statements required by this item are filed as part of this report under Item 8—Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules
The financial statements required by this item are filed as part of this report under Item 8—Financial Statements and Supplementary Data.

(3)	Exhibits

(b)	List of Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Bruker Corporation	Form 10-K	March 27, 2020

3.2	Amended and Restated Bylaws of Bruker Corporation	Form 10-Q	August 8, 2020

4.1	Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation	Form 10-K	March 1, 2017

4.2	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K	March 27, 2020

10.1†	Bruker Corporation 2010 Incentive Compensation Plan	Schedule 14A	April 14, 2010

10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2010

10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2010

10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement	Form 10-Q	August 9, 2010

10.5†	Bruker Corporation 2016 Incentive Compensation Plan	Schedule 14A	April 22, 2016

10.6†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2019

10.7†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2019

10.8†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement	Form 10-Q	August 9, 2019

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date

10.9†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement	Form 10-K	March 1, 2017

10.10	Amended and Restated Credit Agreement, dated as of May 24, 2011, by and among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent	Form 8-K	May 25, 2011

10.11*	Note Purchase Agreement, dated January 18, 2012	Form 8-K	January 19, 2012

10.12	First Amendment to the Note Purchase Agreement, date January 18, 2012	Form 10-Q	August 7, 2020

10.13	Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders	Form 8-K	October 29, 2015

10.14†	Bruker Corporation 2019 Short-Term Incentive Compensation Program	Form 8-K	February 21, 2019

10.15†**	Bruker Corporation 2022 Short-Term Incentive Compensation Program

10.16†	Offer Letter, dated March 17, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	May 10, 2018

10.17†	Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	August 9, 2018

10.18†	Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse	Form 10-Q	August 9, 2018

10.19†	Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega	Form 10-Q	May 9, 2013

10.20†	Managing Director Employment Contract, dated as of June 28, 2012, by and between Bruker Daltonik GmbH and Juergen Srega, as amended pursuant to the Supplement to the Managing Director Employment Contract, dated as of December 12, 2019	Form 10-K	March 27, 2020

10.21†	Form of Indemnification Agreement of Officers and Directors	Form 8-K	February 11, 2019

10.22	Purchase and Sale Agreement between Bruker Corporation and Frank Laukien and Dirk D. Laukien as Trustees of 44 Manning Road Realty Trust and Umbrina Associates, dated October 31, 2019	Form 10-Q	November 4, 2019

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date

10.23	Credit Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries as borrowers, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., TD Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders	Form 8-K	December 12, 2019

10.24	Term Loan Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders	Form 8-K	December 12, 2019

10.25	Note Purchase Agreement dated as of December 11, 2019	Form 8-K	December 12, 2019

10.26	First Amendment to the Note Purchase Agreement, dated as of December 11, 2019	Form 10-Q	August 7, 2020

10.27	First Amendment to Term Loan Agreement, dated as of May 12, 2021	Form 10-Q	August 5, 2021

10.28	Note Purchase Agreement dated as of December 7, 2021	Form 8-K	December 8, 2021

21.1 **	Subsidiaries of the Company

23.1 **	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1 **	Power of attorney (included on signature page hereto)

31.1 **	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL (included in Exhibit 101)

*	Certain portions have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.
†	Designates management contract or compensatory plan or arrangement.
**	Filed or furnished herewith.
No other instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries have been filed as Exhibits because no such instruments met the threshold materiality requirements under Regulation
S-K.
The registrant agrees, however, to furnish a copy of any such instruments to the Commission upon request.

ITEM 16	FORM 10 -K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: February 28, 2022	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date

/ S / FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2022

/ S / GERALD N. HERMAN Gerald N. Herman	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022

/ S / BONNIE H. ANDERSON Bonnie H. Anderson	Director	February 28, 2022

/ S / CYNTHIA M. FRIEND, PH.D. Cynthia Friend, Ph.D.	Director	February 28, 2022

/ S / MARC A. KASTNER, PH.D. Marc A. Kastner, Ph.D.	Director	February 28, 2022

/ S / WILLIAM A. LINTON William A. Linton	Director	February 28, 2022

/ S / JOHN ORNELL John Ornell	Director	February 28, 2022

/ S / RICHARD A. PACKER Richard A. Packer	Director	February 28, 2022

/ S / ADELENE Q. PERKINS Adelene Q. Perkins	Director	February 28, 2022

/ S / HERMANN REQUARDT, PH.D. Hermann Requardt, Ph.D.	Director	February 28, 2022

/ S / ROBERT ROSENTHAL, PH.D. Robert Rosenthal, Ph.D.	Director	February 28, 2022