Form 10-Q
period 2022-03-31
BRUKER CORP
filed 2022-05-06
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2022
Common Stock, $0.01 par value per share	149,255,424 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

Index

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders’ Equity for the three months ended March 31, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4:	Controls and Procedures	36
Part II	OTHER INFORMATION	37
Item 1:	Legal Proceedings	37
Item 1A:	Risk Factors	37
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6:	Exhibits	38
	Signatures	39

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$816.1	$1,068.2
Short-term investments	100.0	100.0
Accounts receivable, net	413.8	416.9
Inventories	739.9	710.1
Assets held for sale	—	4.4
Other current assets	181.0	172.2
Total current assets	2,250.8	2,471.8
Property, plant and equipment, net	403.8	406.1
Goodwill	384.3	339.5
Intangible assets, net	227.5	211.8
Other long-term assets	284.3	220.8
Total assets	$3,550.7	$3,650.0
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11.0	$112.4
Accounts payable	161.2	147.4
Customer advances	214.7	197.5
Other current liabilities	493.6	481.2
Total current liabilities	880.5	938.5
Long-term debt	1,205.4	1,221.8
Other long-term liabilities	426.7	404.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	6.8	0.2
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,046,105 and 174,905,035 shares issued and 149,291,702 and 150,753,687 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1.7	1.7
Treasury stock, at cost, 25,754,403 and 24,151,348 shares at March 31, 2022 and December 31, 2021, respectively	(925.9)	(820.3)
Accumulated other comprehensive loss, net of tax	(17.1)	(8.2)
Other shareholders’ equity	1,958.3	1,897.3
Total shareholders’ equity attributable to Bruker Corporation	1,017.0	1,070.5
Noncontrolling interest in consolidated subsidiaries	14.3	14.1
Total shareholders’ equity	1,031.3	1,084.6
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,550.7	$3,650.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Product revenue	$490.4	$458.6
Service revenue	103.2	94.1
Other revenue	1.4	2.0
Total revenue	595.0	554.7
Cost of product revenue	229.0	220.9
Cost of service revenue	59.6	54.8
Cost of other revenue	0.1	0.3
Total cost of revenue	288.7	276.0
Gross profit	306.3	278.7
Operating expenses:
Selling, general and administrative	145.7	131.8
Research and development	56.6	54.8
Other charges, net	7.5	3.0
Total operating expenses	209.8	189.6
Operating income	96.5	89.1
Interest and other income (expense), net	(2.5)	(3.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	94.0	85.3
Income tax provision	31.9	27.5
Consolidated net income	62.1	57.8
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.5	1.1
Net income attributable to Bruker Corporation	$61.6	$56.7
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37
Weighted average common shares outstanding:
Basic	150.4	151.8
Diluted	151.4	153.2
Comprehensive income	$53.2	$41.6
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.9
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.2)	—
Comprehensive income attributable to Bruker Corporation	$53.2	$40.7

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	118,630	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	22,440	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(1,603,055)	—	1,603,055	(105.6)	—	—	—	(105.6)	—	(105.6)
Cash dividends paid to common stockholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	—	—	—	—	—	—	61.6	—	61.6	0.5	62.1
PreOmics Acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(0.2)	—	—	—	—	—	—	(8.9)	(8.9)	(0.3)	(9.2)
Balance at March 31, 2022	$6.8	149,291,702	$1.7	25,754,403	$(925.9)	$244.7	$1,713.6	$(17.1)	$1,017.0	$14.3	$1,031.3

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interest	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised	—	65,312	—	—	—	1.2	—	—	1.2	—	1.2
Restricted stock units vested	—	21,821	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	3.4	—	—	3.4	—	3.4
Shares repurchased	—	(530,729)	—	530,729	(32.8)	—	—	—	(32.8)	—	(32.8)
Cash dividends paid to common stockholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	56.7	—	56.7	1.1	57.8
Other comprehensive loss	—	—	—	—	—	—	—	(15.8)	(15.8)	(0.2)	(16.0)
Balance at March 31, 2021	$—	151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$62.1	$57.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	21.7	22.3
Stock-based compensation expense	8.0	3.8
Deferred income taxes	(4.0)	4.9
Other non-cash expenses, net	(6.2)	4.9
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2.4)	0.8
Inventories	(49.0)	(41.6)
Accounts payable and accrued expenses	(0.1)	35.5
Income taxes payable, net	0.6	10.1
Deferred revenue	22.7	14.1
Customer advances	22.6	2.5
Other changes in operating assets and liabilities, net	1.8	(17.1)
Net cash provided by operating activities	77.8	98.0
Cash flows from investing activities:
Cash paid for strategic investments, at cost	(12.0)	—
Cash paid for acquisitions; net of cash acquired	(83.8)	(4.0)
Purchases of property, plant and equipment	(19.0)	(24.7)
Proceeds from sales of property, plant and equipment	12.7	1.2
Net proceeds from cross currency swap agreements	0.3	3.5
Net cash used in investing activities	(101.8)	(24.0)
Cash flows from financing activities:
Repayment of other debt, net	(0.4)	(0.1)
Repayment of 2012 Note Purchase Agreement	(105.0)	—
Repayment of 2019 Note Purchase Agreement	(0.8)	—
Proceeds from issuance of common stock, net	3.1	1.1
Payment of contingent consideration	(1.2)	(0.4)
Payment of dividends to common stockholders	(7.5)	(6.1)
Repurchase of common stock	(105.6)	(32.6)
Net cash used in financing activities	(217.4)	(38.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.7)	(21.0)
Net change in cash, cash equivalents and restricted cash	(252.1)	14.9
Cash, cash equivalents and restricted cash at beginning of period	1,071.7	685.5
Cash, cash equivalents and restricted cash at end of period	$819.6	$700.4
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.5	$3.7
Restricted cash period ending balance	$3.5	$3.6

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The Company has four operating segments, Bruker BioSpin Group, Bruker CALID Group, Bruker Scientific Instruments (BSI) Nano Segment and Bruker Energy & Supercon Technologies (BEST). The Company has three reportable segments, BSI Life Science, BSI Nano, and BEST.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection) — The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; and hospitals and government departments and agencies.

The BSI Nano segment designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; spark optical emission spectroscopy systems; chip cytometry products and services for targeted spatial proteomics, multi-omic services; and products and services for spatial genomics research. Customers of the BSI Nano segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials research and life science research analysis.

The BEST reportable segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2022, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, have not changed.

Risks & Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, (including increasing inflation), rapid technological change, government and academic funding levels, the impact of the COVID-19 coronavirus, geopolitical uncertainties, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

The impact of the COVID-19 worldwide pandemic has been and will likely continue to be extensive in certain geographies and aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, global supply chains, as well as businesses and capital markets around the world.

Impacts to the Company’s business since the beginning of the pandemic have included temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented and some continue to implement, significant restrictions on travel, shelter in place or stay at home orders, and business closures. While many of these restrictions have loosened in certain jurisdictions, including the United States and Europe, some markets have returned and others may return to restrictions in the face of increases in new COVID-19 cases, particularly if additional or more contagious strains of the virus emerge. Many of the Company's employees in jurisdictions in which it has significant operations continue to work remotely. In addition, certain Asia Pacific geographies where the Company operates are continuing to experience significant COVID-19 disruptions, including extensive and sustained lockdowns. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which has impacted the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has historically impacted and may continue to impact the Company’s global sales and operating results.

Further, while the Company is not currently subject to any vaccine mandate, any requirement to mandate COVID-19 vaccination of its workforce or require the Company’s unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future operations. It continues to be the Company's policy to encourage each of its employees to be fully vaccinated against COVID-19.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations in 2022. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, (including to protect against any new strains of the virus), the willingness of individuals to receive vaccines and boosters, and the length or severity of travel restrictions, business closures and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company's products and its operating results.

The Company has experienced supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, a tighter labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company’s products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to the Company’s production activities, which could have a substantial adverse effect on the Company’s financial condition or results of operations. If the Company is unsuccessful in resolving any such component shortages in a timely manner, the Company could experience a significant adverse impact on the timing of its revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which could have a material adverse impact on the Company’s operating results.

Additionally, geopolitical tensions, such as Russia's ongoing incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, and increasing potential of conflict involving countries in Asia that are critical to the Company's supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition to experiencing adverse economic impacts resulting from economic sanctions on Russia, the Company has largely suspended its' Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, materially disrupted the Company's supply chain operations, caused certain of the Company's customers to reduce or delay spending and further intensified pricing pressures. Any or all of these factors could negatively affect demand for the Company's products and its business, financial condition and result of operations.

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic, global supply chain interruptions, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning the COVID-19 pandemic, global supply chain and various global conflicts. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

2.
Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.

3.
Revenue

The following table presents the Company’s revenues by Group and End Customer Geography (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue by Group:
Bruker BioSpin	$157.8	$159.4
Bruker CALID	203.2	192.4
Bruker Nano	178.5	154.4
BEST	59.7	52.4
Eliminations	(4.2)	(3.9)
Total revenue	$595.0	$554.7

	Three Months Ended March 31,
	2022	2021
Revenue by End Customer Geography:
United States	$155.0	$119.0
Germany	58.5	70.1
Rest of Europe	143.4	149.8
China	86.3	66.8
Rest of Asia Pacific	102.6	113.7
Other	49.2	35.3
Total revenue	$595.0	$554.7

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue recognized at a point in time	$514.0	$480.0
Revenue recognized over time	81.0	74.7
Total revenue	$595.0	$554.7

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of March 31, 2022, remaining performance obligations were approximately $2,114.9 million. The Company expects to recognize revenue on approximately 74% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2022 and December 31, 2021 was $46.4 million and $46.1 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of March 31, 2022 and December 31, 2021, the contract liabilities were $467.9 million and $430.8 million, respectively. The increase in the contract liability balance during the three months ended March 31, 2022 is primarily the result of new performance obligations entered into during the period. Approximately $126.0 million of the contract liability balance on December 31, 2021 was recognized as revenue during the three months ended March 31, 2022.

4.
Acquisitions

Pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues and net income is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes.

2022

PreOmics GmbH

On January 18, 2022, the Company acquired a 74.15% interest in PreOmics GmbH, (“PreOmics”), a privately held company, for a purchase price of EUR 46.1 million (approximately $52.1 million). PreOmics is a leading provider of sample preparation and automation solutions for proteomic analysis by mass spectrometry systems. PreOmics is located in Munich, Germany and was integrated into Bruker CALID Group within the BSI Life Science Segment.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 25.85% of PreOmics for cash at a contractually defined redemption value for both the original founders and other shareholders of PreOmics, exercisable beginning in 2026. The fair value of these rights has been bifurcated into two financial instruments to separately account for the amounts attributable to the founders and the amount attributable to other shareholders.

The rights (embedded derivative) associated with the founders can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the options are tied to continued employment, and the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the condensed consolidated balance sheet. The hybrid instrument associated with the founders is initially measured at fair value and subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

The rights associated with the other noncontrolling interest shareholders are contingently redeemable at the option of the other noncontrolling interest shareholders. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is nine years for technology, and twelve years for the trade name and customer relationships.

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$52.1
Cash acquired	(16.0)
Fair value of hybrid financial instrument - founders	20.9
Fair value of redeemable noncontrolling interest - other shareholders	6.8
Total consideration transferred	$63.8
Allocation of Consideration Transferred:
Accounts receivable	$0.4
Inventories	0.6
Other current assets	0.7
Property, plant and equipment	1.3
Other assets	0.4
Intangible assets:
Technology	12.5
Customer relationships	6.9
Trade name	1.9
Goodwill	47.0
Liabilities assumed	(7.9)
Total consideration allocated	$63.8

In addition to the PreOmics acquisition, during the three months ended March 31, 2022, the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Prolab Instruments GmbH	January 17, 2022	BSI Life Science	$5.7	$5.5
PepSep Holding ApS	February 1, 2022	BSI Life Science	4.1	2.8
			$9.8	$8.3

In the three months ended March 31, 2022, the Company completed a minority investment that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for this investment (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Total Consideration	Cash Consideration
PrognomiQ, Inc	Investment	February 16, 2022	BSI Life Science	$12.0	$12.0
				$12.0	$12.0

Subsequent Event Acquisitions

On April 1, 2022, the Company completed a share purchase agreement to acquire 100% of the outstanding stock of Optimal Industrial Technologies Limited (“OIT”) and Optimal Industrial Automation Limited (“OIA”), collectively “Optimal”. The purchase price for the outstanding shares of OIT and OIA, collectively, was approximately GBP 30.7 million (approximately $40.3 million) with the potential for additional consideration of up to GBP 3.4 million (approximately $4.5 million). Optimal is located in Bristol, England, and will be integrated into the Bruker BioSpin Group within the BSI Life Science Segment.

On April 5, 2022, the Company entered into a merger agreement with IonSense, Inc. for a purchase price of $8.0 million with the potential for additional consideration of up to $12.5 million. IonSense, Inc. is located in Saugus, Massachusetts and, following closing, will be integrated into the Bruker CALID Group within the BSI Life Science Segment.

On April 28, 2022, the Company completed a minority investment in Tofwerk, AG, for CHF 18.0 million (approximately $18.6 million). Tofwerk, AG is located in Gwatt (Thun), Switzerland and will be integrated into the Bruker CALID Group within the BSI Life Science Segment.

5.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Raw materials	$238.8	$218.7
Work-in-process	266.3	254.9
Finished goods	145.3	144.9
Demonstration units	89.5	91.6
Inventories	$739.9	$710.1

Finished goods include in-transit systems that have been shipped to the Company’s customers for which control has not passed to the customers. As of March 31, 2022, and December 31, 2021, the value of inventory-in-transit was $54.4 million and $49.5 million, respectively.

6.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Total
Balance at December 31, 2021	$339.5
Current period additions/adjustments	50.1
Foreign currency effect	(5.3)
Balance at March 31, 2022	$384.3

Intangible Assets

The following is a summary of intangible assets, excluding goodwill (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$325.2	$(209.7)	$115.5	$310.4	$(206.8)	$103.6
Customer relationships	161.9	(61.1)	100.8	156.1	(58.2)	97.9
Trade names	17.3	(6.1)	11.2	15.5	(5.8)	9.7
Other	1.8	(1.8)	—	1.8	(1.2)	0.6
Intangible assets	$506.2	$(278.7)	$227.5	$483.8	$(272.0)	$211.8

For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $9.2 million and $8.9 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any events that could create an impairment. None were noted for the three months ended March 31, 2022 or 2021.

7.
Debt

The Company’s debt obligations consist of the following (in millions):

	March 31, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$166.3	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	325.4	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	322.2	325.9
U.S. Dollar notes under the 2019 Term Loan	298.5	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.9)	(2.0)
Other loans	1.8	1.9
Total notes and loans outstanding	1,212.3	1,329.9
Finance lease obligations	4.1	4.3
Total debt	1,216.4	1,334.2
Current portion of long-term debt	(11.0)	(112.4)
Total long-term debt, less current portion	$1,205.4	$1,221.8

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	110.3	—	110.3	—
Total revolving lines of credit		$710.3	$—	$110.4	$599.9

As of March 31, 2022, the Company was in compliance with the financial covenants of all debt agreements.

As of March 31, 2022, the Company had several cross-currency and interest rate swap agreements with a notional value of $149.3 million of U.S. to Swiss Franc and a notional value of $249.3 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income as part of foreign currency translation adjustments and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $1.1 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

8.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

March 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$301.1	$—	$301.1	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross currency swap agreements	17.3	—	17.3	—
Forward currency contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.7	—	0.7	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$420.7	$—	$419.5	$1.2
Liabilities:
Contingent consideration	$6.8	$—	$—	$6.8
Hybrid instruments liability	40.0	—	—	40.0
Interest rate and cross currency swap agreements	15.7	—	15.7	—
Forward currency contracts	0.2	—	0.2	—
Long-term fixed interest rate debt	854.8	—	854.8	—
Total liabilities recorded at fair value	$917.5	$—	$870.7	$46.8

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$367.7	$—	$367.7	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross currency swap agreements	6.4	—	6.4	—
Forward currency contracts	0.7	—	0.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$476.6	$—	$475.4	$1.2
Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Hybrid instrument liability	15.6	—	—	15.6
Interest rate and cross currency swap agreements	23.9	—	23.9	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	1,043.3	—	1,043.3	—
Total liabilities recorded at fair value	$1,089.7	$—	$1,067.5	$22.2

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2022 or 2021.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2 was based on market and observable sources with similar maturity dates. The carrying value of our variable rate debt approximates its fair value at March 31, 2022 and December 31, 2021.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the three months ended March 31, 2022 or 2021.

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

Contingent consideration recorded within other current and other long-term liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. The contingent consideration is primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on the acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

The following table sets forth the changes in contingent consideration liabilities (in millions):

Total
Balance at December 31, 2021	$6.6
Current period additions	1.2
Current period adjustments	0.3
Current period settlements	(1.2)
Foreign currency effect	(0.1)
Balance at March 31, 2022	$6.8

As part of the 2018 Mestrelab Research, S.L. and 2022 PreOmics GmbH, acquisitions, the Company entered into agreements with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be accelerated, at discounted redemption values, upon certain events related to post combination services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as long-term liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The hybrid instruments are classified as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instrument liability (in millions):

Total
Balance at December 31, 2021	$15.6
Current period additions	20.9
Current period adjustments	4.2
Foreign currency effect	(0.7)
Balance at March 31, 2022	$40.0

9.
Derivative Instruments and Hedging Activities

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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges (in millions) and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	March 31, 2022		December 31, 2021
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets		$7.1		$6.4
Other assets		10.2		—
Other current liabilities		—		(5.8)
Other long-term liabilities		(15.7)		(18.1)
	$398.5	$1.6	$504.3	$(17.5)
Long-term debt
Long-term debt	813.9	(23.3)	825.8	(35.1)
Total derivatives designated as hedging instruments	$1,212.4	$(21.7)	$1,330.1	$(52.6)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$55.3	$0.3	$157.7	$0.7
Other current liabilities	60.9	(0.2)	23.0	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	7.6	0.1	8.5	0.2
Fixed price commodity contracts
Other current assets	7.2	0.7	5.5	0.4
Total derivatives not designated as hedging instruments	$131.0	$0.9	$194.7	$1.0
Total derivatives	$1,343.4	$(20.8)	$1,524.8	$(51.6)

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $7.6 million and $8.5 million for the purchase of products at March 31, 2022 and December 31, 2021, respectively. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Three Months Ended March 31,
	Financial Statement Classification	2022	2021
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(1.5)	$(5.0)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.1)	(0.4)
		(1.6)	(5.4)
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$(1.0)	$(1.1)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.1	2.5
		1.1	1.4
Total		$(0.5)	$(4.0)

		Three Months Ended March 31,
	Financial Statement Classification	2022	2021
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$11.4	$9.9
		11.4	9.9
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$0.7	$17.8
Long-term debt	Accumulated other comprehensive income, net of tax	9.0	20.8
		9.7	38.6
Total		$21.1	$48.5

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

The income tax provision for the three months ended March 31, 2022 and 2021 was $31.9 million and $27.5 million, respectively, representing effective tax rates of 33.9% and 32.2%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. legislation that became effective during the quarter limiting the deductibility of R&D and the benefit relating to foreign tax credits, and impact of Mutual Agreement Procedures ("MAP") resolution. The Company’s effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $50.9 million and $51.4 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2022 and December 31, 2021, approximately $3.5 million and $3.1 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.4 million and $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during both the three months ended March 31, 2022 and 2021.

The Company has been subject to a tax examination in Germany for the years 2009 through 2012 whereby the German tax authorities had imposed additional tax assessments for those years. Due to the nature of the additional tax assessments, the Company filed for competent authority relief from those assessments under MAP of the United States-Germany income tax treaty. A final resolution has been reached with the respective tax authorities in Germany and the United States during the first quarter of 2022.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2022 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.2% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2022.

11.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	For The Three Months Ended March 31,
	2022	2021
Net income attributable to Bruker Corporation	$61.6	$56.7
Weighted average shares outstanding:
Weighted average shares outstanding-basic	150.4	151.8
Effect of dilutive securities:
Stock options and restricted stock units	1.0	1.4
	151.4	153.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2022	2021
Stock options	0.1	—
Unvested restricted stock units	0.2	—

12.
Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a share repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2021, the Company repurchased a total of 530,729 shares at an aggregate cost of $32.8 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company purchased a total of 1,603,055 shares at an aggregate cost of $105.6 million under the share repurchase plan during the three months ended March 31, 2022. At March 31, 2022, $275.5 million remained available for future purchases under the 2021 Repurchase Program.

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$62.1	$57.8
Foreign currency translation adjustments	(30.5)	(68.0)
Derivatives designated as hedging instruments, net of tax	21.1	48.5
Pension liability adjustments, net of tax	0.5	3.3
Net comprehensive income	53.2	41.6
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.9
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.2)	—
Comprehensive income attributable to Bruker Corporation	$53.2	$40.7

The following is a summary of the components of accumulated other comprehensive income, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$63.1	$(40.1)	$(31.2)	$(8.2)
Other comprehensive (loss) income before reclassifications, net of tax	(30.5)	21.1	0.2	(9.2)
Realized gain on amounts reclassified from other comprehensive income, net of tax	—	—	0.3	0.3
Net current period other comprehensive (loss) income	(30.5)	21.1	0.5	(8.9)
Balance at March 31, 2022	$32.6	$(19.0)	$(30.7)	$(17.1)

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2022	2021
Costs of product revenue	$0.6	$0.5
Selling, general and administrative	2.6	2.4
Research and development	0.6	0.5
Total stock-based compensation expense	$3.8	$3.4

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $4.2 million and $0.4 million in the three months ended March 31, 2022 and 2021, respectively, related to the Mestrelab acquisition.

At March 31, 2022, the Company expected to recognize pre-tax stock-based compensation expense of $2.7 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.2 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $25.5 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.2 years.

13.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Information technology transformation costs	$1.0	$0.7
Professional fees incurred in connection with investigation matters	0.4	0.1
Restructuring charges	0.3	1.3
Acquisition-related expenses, net	5.1	0.9
Long-lived asset impairments	0.4	—
Other	0.3	—
Other charges, net	$7.5	$3.0

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$0.1	$1.1
Other charges, net	0.3	1.3
Total	$0.4	$2.4

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2021	$6.4	$3.5	$0.3	$2.6
Restructuring charges	0.4	0.1	0.3	—
Cash payments	(2.8)	(2.6)	(0.2)	0.0
Other, non-cash adjustments and foreign currency effect	(1.4)	—	—	(1.4)
Balance at March 31, 2022	$2.6	$1.0	$0.4	$1.2

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

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Zeiss is seeking injunctive relief, an accounting, indemnification for damages resulting from infringement, and other related remedies. The Company is vigorously defending against this claim.

In addition, the Company is subject to regulation by national, state and local government agencies in the United States and other countries in which the Company operates. From time to time, the Company is the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on the Company's financial position, results of operations and/or liquidity.

As of March 31, 2022 and December 31, 2021, no material accruals have been recorded for potential contingencies.

15. Related Parties

On March 15, 2022, Bruker's Board of Directors appointed Dr. Philip Ma to serve on the Board effective as of April 1, 2022. Dr. Ma is the Chief Executive Officer of PrognomiQ, Inc in which the Company has invested $17.0 million. The Company currently recognizes the strategic investment in PrognomiQ as a long-term asset in the unaudited condensed consolidated balance sheets.

16. Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI Nano and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
BSI Life Science	$361.0	$351.8
BSI Nano	178.5	154.4
BEST	59.7	52.4
Eliminations (a)	(4.2)	(3.9)
Total revenue	$595.0	$554.7
Operating income (loss):
BSI Life Science	$85.9	$88.9
BSI Nano	22.3	12.3
BEST	6.6	4.1
Corporate, eliminations and other (b)	(18.3)	(16.2)
Total operating income	$96.5	$89.1
(a)
Represents product and service revenue between reportable segments.
(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	March 31, 2022	December 31, 2021
Assets:
BSI Life Science, BSI Nano & Corporate	$3,463.0	$3,560.5
BEST	94.9	97.9
Eliminations and other (a)	(7.2)	(8.4)
Total assets	$3,550.7	$3,650.0
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of COVID-19 on our business operations, the impact of supply chain challenges, expectations regarding the global economy and geopolitical tensions, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed herein and from time to time in our other filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2021 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three months ended March 31, 2022 increased by $40.3 million, or 7.3%, to $595.0 million, compared to $554.7 million for the comparable period in 2021. Included in revenue was a decrease of approximately $23.7 million from unfavorable foreign exchange rate movements, offset by an increase of $5.8 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $58.2 million. Revenue increases were driven by strong demand for our products and solutions compared to the same period in 2021.

Our gross profit margin increased to 51.5% during the three months ended March 31, 2022, as compared to 50.2% in the same period in 2021, the result of higher revenue and volume leverage.

Our income tax provision in the three months ended March 31, 2022 and 2021 was $31.9 million and $27.5 million, respectively, representing effective tax rates of 33.9% and 32.2%, respectively. The increase in our effective tax rate was primarily due to i) the impact of legislation that became effective during the quarter limiting the deductibility of R&D and the benefit relating to foreign tax credits and ii) the settlement of a tax audit.

Diluted earnings per share for the three months ended March 31, 2022 was $0.41, an increase of $0.04 compared to $0.37 per share in the same period in 2021. The increase in net income and earnings per diluted share in the three months ended March 31, 2022 was primarily driven by favorable revenue mix and operating leverage compared to the same period in 2021.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$77.8	$98.0
Less: purchases of property, plant and equipment	(19.0)	(24.7)
Free cash flow	$58.8	$73.3

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended March 31,
	2022		2021
Gross profit	$306.3	51.5%	$278.7	50.2%
Non-GAAP adjustments:
Restructuring costs	0.1	—	1.1	0.2%
Acquisition-related costs	0.2	—	—	—
Purchased intangible amortization	4.5	0.8%	4.5	0.9%
Other costs	2.2	0.4%	—	—
Non-GAAP gross profit	$313.3	52.7%	$284.3	51.3%

Our non-GAAP gross profit margin was 52.7% and 51.3% in the three months ended March 31, 2022 and 2021, respectively. The increase in our non-GAAP gross profit margins in the three months ended March 31, 2022 was driven by favorable revenue mix and operating leverage, partially offset by supply chain challenges compared to 2021.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended March 31,
	2022		2021
Operating income	$96.5	16.2%	$89.1	16.1%
Non-GAAP adjustments:
Restructuring costs	0.4	0.1%	2.4	0.4%
Acquisition-related costs	5.3	0.9%	0.9	0.2%
Purchased intangible amortization	9.3	1.6%	9.0	1.6%
Other costs	4.3	0.7%	0.8	0.1%
Non-GAAP operating income	$115.8	19.5%	$102.2	18.4%

Our non-GAAP operating margin was 19.5% and 18.4% in the three months ended March 31, 2022 and 2021, respectively. Our non-GAAP operating margin increased in 2022 due to higher gross margin resulting from differentiated products and operating leverage, partially offset by planned commercial investments, as compared to 2021.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
the impact of the COVID-19 global pandemic, inflation, and geopolitical tensions on our customers, supply chain or manufacturing capabilities;
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

Several of these factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The COVID-19 pandemic continues to present a challenging operating environment. Throughout the COVID-19 pandemic, we have been focused on and continue to focus on three key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

Health and safety of our valued employees, customers and partners

In response to the COVID-19 pandemic, we implemented strict social distancing, enhanced cleaning protocols and other preventative measures, in our major facilities to ensure the health and safety of our valued employees, customers and partners. While many of our office colleagues worked remotely at the height of the pandemic and through subsequent surges, we placed enhanced focus on our service organization and factory employees for whom work from home was not feasible. Where customer sites were accessible and open, our field service organizations operated under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees needed to be on site. Consistent with local government and health organization guidelines, many of our facilities have started a gradual return to the office for employees who have been working remotely. As we continue to monitor developments and make appropriate adjustments, as needed, employee and visitor health and safety will remain our paramount concern.

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergence of additional strains of the virus, particularly any new strains of the virus that are more resistant to existing vaccines, we may again need to consider temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion. We continue to manage supply chain risks, more recently associated with the economic recovery from the pandemic and geopolitical tensions and, the worldwide shortage of semiconductor chips, components and raw materials, such as copper.

Delivering enabling research and diagnostic products to help fight the pandemic and to support other essential priorities of our society

Bruker is providing critical technologies and solutions to help combat the COVID-19 pandemic, most notably our Microbiology and infectious disease diagnostics portfolio and our nuclear magnetic resonance and mass spectrometry systems which are used in critical disease, therapeutic and vaccine research.

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
•
Inventories;
•
Goodwill, other intangible assets and other long-lived assets; and
•
Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$490.4	$458.6	$31.8	6.9%
Service revenue	103.2	94.1	9.1	9.7%
Other revenue	1.4	2.0	(0.6)	(30.0)%
Total revenue	595.0	554.7	40.3	7.3%
Cost of product revenue	229.0	220.9	8.1	3.7%
Cost of service revenue	59.6	54.8	4.8	8.8%
Cost of other revenue	0.1	0.3	(0.2)	(66.7)%
Total cost of revenue	288.7	276.0	12.7	4.6%
Gross profit	306.3	278.7	27.6	9.9%
Operating expenses:
Selling, general and administrative	145.7	131.8	13.9	10.5%
Research and development	56.6	54.8	1.8	3.3%
Other charges, net	7.5	3.0	4.5	150.0%
Total operating expenses	209.8	189.6	20.2	10.7%
Operating income	96.5	89.1	7.4	8.3%
Interest and other income (expense), net	(2.5)	(3.8)	1.3	(34.2)%
Income before income taxes and noncontrolling interest in consolidated subsidiaries	94.0	85.3	8.7	10.2%
Income tax provision	31.9	27.5	4.4	16.0%
Consolidated net income	62.1	57.8	4.3	7.4%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.5	1.1	(0.6)	(54.5)%
Net income attributable to Bruker Corporation	$61.6	$56.7	$4.9	8.6%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions as compared to the same period in 2021.

Gross Profit

The increase in gross profit in the three months ended March 31, 2022, as compared to the same period in 2021, was a result of higher revenue and volume leverage and from differentiated instruments and solutions, partially offset by inflationary margin challenges in 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2022 increased to 24.5% of total revenue, from 23.8% of total revenue for the comparable period in 2021. The increase as a percentage of revenue was a result of the timing of certain sales and marketing investments, driven by higher freight, logistics and commission costs.

Research and Development

Our research and development expenses for the three months ended March 31, 2022 decreased to 9.5% of total revenue from 9.9% of total revenue for the comparable period in 2021. The decrease as a percentage of revenue was a result of the increase in revenue period over period.

Other Charges, Net

Other charges, net recorded for the three months ended March 31, 2022 consisted of $5.1 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $1.0 million of costs associated with our global information technology (IT) transformation activities, $0.7 million related to suspension of operations in Russia, $0.4 million of professional fees incurred in connection with investigation matters, and $0.3 million of restructuring costs. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended March 31, 2021 consisted primarily of $1.3 million of restructuring costs, $0.9 million of acquisition-related charges related to acquisitions completed in 2021 and 2020, $0.7 million of costs associated with our global IT transformation initiative and $0.1 million of professional fees incurred in connection with investigation matters.

Operating Income

The increase in operating income was due to higher gross margin resulting from differentiated products and operating leverage, partially offset by inflationary margin challenges in 2022, as compared to 2021.

Interest and Other Income (Expense), Net

The decline in net interest and other income (expense) in the three months ended March 31, 2022, as compared to the same period in 2021 was mainly due to other strategic investment activity.

Income Tax Provision

The 2022 and 2021 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended March 31, 2022 and 2021 were 33.9% and 32.2%, respectively. The increase in our effective tax rate was primarily due to i) the impact of legislation that became effective during the quarter limiting the deductibility of R&D and the benefit relating to foreign tax credits and ii) the settlement of a tax audit.

Net Income (Loss) Attributable to Noncontrolling Interests

The net income (loss) attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percentage Change
BSI Life Science	$361.0	$351.8	$9.2	2.6%
BSI Nano	178.5	154.4	24.1	15.6%
BEST	59.7	52.4	7.3	13.9%
Eliminations (a)	(4.2)	(3.9)	(0.3)
Total revenue	$595.0	$554.7	$40.3	7.3%
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

The increase in revenue for the BSI Life Science segment in the three months ended March 31, 2022 was due to strong demand, business and end market recovery, and was led by growth in Preclinical Imaging (PCI) and Microbiology and Diagnostic solutions. The increase in revenue for the BSI Nano segment was driven by industrial research demand and continued strong demand from semiconductor and microelectronics customers. The increase in revenue for the BEST segment resulted from demand from superconductors for healthcare MRI in the three months ended March 31, 2022.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended March 31,
	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$85.9	23.8%	$88.9	25.3%
BSI Nano	22.3	12.5%	12.3	8.0%
BEST	6.6	11.1%	4.1	7.8%
Corporate, eliminations and other (a)	(18.3)		(16.2)
Total operating income	$96.5	16.2%	$89.1	16.1%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin increases in the BSI Life Science and BSI Nano segments was primarily due to higher gross margin resulting from differentiated products and operating leverage, partially offset by planned commercial investments. The operating margin increase in the BEST segment resulted from higher revenue and favorable mix.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation from operations and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

Cash, cash equivalents and short-term investments at March 31, 2022 and December 31, 2021 totaled $916.1 million and $1,168.2 million, respectively, of which $607.5 million and $646.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$77.8	$98.0
Net cash used in investing activities	(101.8)	(24.0)
Net cash used in financing activities	(217.4)	(38.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.7)	(21.0)
Net change in cash, cash equivalents and restricted cash	$(252.1)	$14.9

Cash provided by operating activities during the three months ended March 31, 2022 resulted primarily from consolidated net income adjusted for non-cash items of $81.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $3.8 million. The decrease was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payment payables partially offset by customer advances received during the period for related to new orders. Cash provided by operating activities during the three months ended March 31, 2021 resulted primarily from consolidated net income adjusted for non-cash items of $93.7 million, in addition to a change in operating assets and liabilities, net of acquisitions and divestitures of $4.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2021 was primarily due to higher payables and accrued liabilities as well as timing of income tax payables offset by improved inventory turnover within the same period of the prior year.

Cash used in investing activities during the three months ended March 31, 2022 resulted primarily from acquisitions of $83.8 million, purchases of property, plant and equipment of $19.0 million, and strategic investments of $12.0 million, offset by $12.7 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the three months ended March 31, 2021 was primarily attributed to cash paid for net purchases of property, plant and equipment of $24.7 million, cash paid for acquisitions, net of cash acquired of $4.0 million, offset by $3.5 million from proceeds of cross-currency swap agreements.

Net cash used in financing activities during the three months ended March 31, 2022 was primarily from cash paid for purchases of common stock under our repurchase program of $105.6 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $7.5 million for the payment of dividends. Net cash used in financing activities during the three months ended March 31, 2021 was primarily from cash paid for repurchases of common stock under our Repurchase Program of $32.6 million and $6.1 million for the payment of dividends, partially offset by proceeds of $1.1 million from the exercise of stock options.

Share Repurchase Program

In May 2019, our Board of Directors approved our share repurchase program (the “2019 Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2021, we purchased 530,729 shares of common stock with an aggregate cost of approximately $32.8 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2022, we purchased 1,603,055 shares of common stock with an aggregate cost of approximately $105.6 million under the 2021 Repurchase Program. At March 31, 2022, $275.5 million remained for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

Credit Facilities

On December 7, 2021, we entered into a note purchase agreement to issue and sell CHF 300 million aggregate principal amount of 0.88% series A senior notes and EUR 150 million aggregate principal amount of 1.03% series B senior notes due December 8, 2031. We designated our CHF 300 million series A senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. We designated our EUR 150 million series B senior notes as a hedge in our net investment in our EUR denominated net assets. Proceeds of the notes will be used for general corporate purposes.

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

In addition, we designated our CHF 297 million senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. Proceeds from this financing were used to repay the outstanding borrowings under our prior 2015 revolving credit facility and we intend to use the remaining proceeds for general corporate purposes and to support corporate strategic objectives. During December 2019, we entered into U.S. Dollar to Euro cross-currency swaps on our existing 2012 private placement notes of $105 million 4.31% Series 2012A Senior Notes, Tranche C, repaid in January 2022, and the existing $100 million of 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, resulting in an average effective interest rate of 2.25% on these instruments. The cross-currency swaps hedge our net investment in our Euro denominated net assets.

As of March 31, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $149.3 million of U.S. to Swiss Franc and a notional value of $249.3 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $1.1 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively. We anticipate these swap agreements will lower net interest expense in future years.

We had the following debt outstanding (in millions):

	March 31, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$166.3	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	325.4	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	322.2	325.9
U.S. Dollar notes under the 2019 Term Loan	298.5	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.9)	(2.0)
Other loans	1.8	1.9
Total notes and loans outstanding	1,212.3	1,329.9
Finance lease obligations	4.1	4.3
Total debt	1,216.4	1,334.2
Current portion of long-term debt	(11.0)	(112.4)
Total long-term debt, less current portion	$1,205.4	$1,221.8

As of March 31, 2022, we had no off-balance sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	110.3	—	110.3	—
Total revolving lines of credit		$710.3	$—	$110.4	$599.9

As of March 31, 2022, we were in compliance with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates decreased our revenue by 4.2% and increased our revenue 6.2% for the three months ended March 31, 2022 and 2021, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2022 and 2021, we recorded net gains (losses) from currency translation adjustments of $(9.4) million and $(19.5) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

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

As of March 31, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $149.3 million of U.S. dollar to Swiss Franc and a notional value of $249.3 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended March 31, 2022 and 2021, we recorded net gains from the changes in fair value of the derivatives of $12.1 million and net losses of $27.7 million, respectively.

On December 7, 2021, we entered into a note purchase agreement, referred to as the 2021 Note Purchase Agreement, with a group of institutional accredited investors. Pursuant to the 2021 Note Purchase Agreement, we issued and sold CHF 300 million aggregate principal amount of 0.88% series A senior notes and EUR 150 million aggregate principal amount of 1.03% series B senior notes due December 8, 2031. We designated our CHF 300 million series A senior notes as a hedge in our net investment in our Swiss Franc denominated net assets. We designated our EUR 150 million series B senior notes as a hedge in our net investment in our Euro denominated net assets. Accordingly, the change in fair value of the 2021 Note Purchase Agreement is recorded in other comprehensive income within derivatives designated as hedging instruments, net of tax.

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

For the three months ended March 31, 2022 and 2021, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $9.0 million and $20.8 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2022 and December 31, 2021, we had foreign exchange contracts with notional amounts aggregating $116.2 million and $180.7 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2022 and December 31, 2021, we had fixed price commodity contracts with notional amounts aggregating $7.2 million and $5.5 million, respectively. The fair value of the fixed price commodity contracts at March 31, 2022 and December 31, 2021 was $0.7 million and $0.4 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation Risk

Inflation did not have a material impact on our business or operating results for several years. In 2021, supply chain volatility increased the prices in our materials, which have increased our cost of operations. Further, inflation has increased our general and administrative expenses. We continue to evaluate these cost increases in relation to our new orders and may continue to see a negative impact on our financial results for a period of time.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our condensed consolidated financial statements.

On September 25, 2019, in a complaint filed in the Düsseldorf, Germany, District Court, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a recently registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Zeiss is seeking injunctive relief, an accounting, indemnification for damages resulting from infringement, and other, related remedies. We are vigorously defending against this claim.

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

ITEM IA. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended March 31, 2022 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1 - January 31, 2022	—	$—	—	$365,595,079
February 1 - February 28, 2022	224,450	$69.20	224,450	$365,595,079
March 1 - March 31, 2022	1,378,605	$65.32	1,378,605	$275,538,707
	1,603,055	$65.87	1,603,055	$275,538,707
(1)
The Company purchased shares of common stock in accordance with the 2021 Repurchase Program. The shares were purchased on the open market at prevailing prices.
(2)
The 2021 Repurchase Program authorizes the purchases of the Company's common stock of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2022	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)