Form 10-Q
period 2022-06-30
BRUKER CORP
filed 2022-08-05
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, $0.01 par value per share	148,138,207 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

Index

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4:	Controls and Procedures	42
Part II	OTHER INFORMATION	43
Item 1:	Legal Proceedings	43
Item 1A:	Risk Factors	43
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6:	Exhibits	44
	Signatures	45

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$723.0	$1,068.2
Short-term investments	—	100.0
Accounts receivable, net	402.6	416.9
Inventories	759.0	710.1
Assets held for sale	—	4.4
Other current assets	202.9	172.2
Total current assets	2,087.5	2,471.8
Property, plant and equipment, net	395.0	406.1
Goodwill	396.2	339.5
Intangible assets, net	233.5	211.8
Other long-term assets	272.6	220.8
Total assets	$3,384.8	$3,650.0
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14.0	$112.4
Accounts payable	154.9	147.4
Customer advances	196.7	197.5
Other current liabilities	452.8	481.2
Total current liabilities	818.4	938.5
Long-term debt	1,171.0	1,221.8
Other long-term liabilities	404.7	404.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	6.3	0.2
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,062,026 and 174,905,035 shares issued and 148,323,882 and 150,753,687 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1.7	1.7
Treasury stock, at cost, 26,738,144 and 24,151,348 shares at June 30, 2022 and December 31, 2021, respectively	(986.2)	(820.3)
Accumulated other comprehensive loss, net of tax	(49.3)	(8.2)
Other shareholders’ equity	2,004.3	1,897.3
Total shareholders’ equity attributable to Bruker Corporation	970.5	1,070.5
Noncontrolling interests in consolidated subsidiaries	13.9	14.1
Total shareholders’ equity	984.4	1,084.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,384.8	$3,650.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$485.8	$474.3	$976.2	$932.9
Service revenue	100.9	94.7	204.1	188.8
Other revenue	1.7	1.8	3.1	3.8
Total revenue	588.4	570.8	1,183.4	1,125.5
Cost of product revenue	230.1	236.0	459.1	456.9
Cost of service revenue	60.1	54.1	119.7	108.8
Cost of other revenue	—	0.1	0.1	0.5
Total cost of revenue	290.2	290.2	578.9	566.2
Gross profit	298.2	280.6	604.5	559.3
Operating expenses:
Selling, general and administrative	152.2	134.8	297.9	266.6
Research and development	59.6	55.8	116.2	110.6
Other charges, net	12.5	4.4	20.0	7.4
Total operating expenses	224.3	195.0	434.1	384.6
Operating income	73.9	85.6	170.4	174.7
Interest and other income (expense), net	(4.3)	(5.6)	(6.8)	(9.4)
Income before income taxes and noncontrolling interests in consolidated subsidiaries	69.6	80.0	163.6	165.3
Income tax provision	19.9	21.3	51.8	48.8
Consolidated net income	49.7	58.7	111.8	116.5
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.2	1.1	0.7	2.2
Net income attributable to Bruker Corporation	$49.5	$57.6	$111.1	$114.3
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.33	$0.38	$0.74	$0.75
Diluted	$0.33	$0.38	$0.74	$0.75
Weighted average common shares outstanding:
Basic	149.0	151.3	149.7	151.6
Diluted	149.8	152.9	150.6	153.0
Comprehensive income	$15.9	$73.4	$69.1	$115.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.4)	(0.7)	(0.2)	0.2
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.5)	—	(0.7)	—
Comprehensive income attributable to Bruker Corporation	$16.8	$74.1	$70.0	$114.8

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	118,630	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	22,440	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(1,603,055)	—	1,603,055	(105.6)	—	—	—	(105.6)	—	(105.6)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	—	—	—	—	—	—	61.6	—	61.6	0.5	62.1
PreOmics Acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(0.2)	—	—	—	—	—	—	(8.9)	(8.9)	(0.3)	(9.2)
Balance at March 31, 2022	$6.8	149,291,702	$1.7	25,754,403	$(925.9)	$244.7	$1,713.6	$(17.1)	$1,017.0	$14.3	$1,031.3
Stock options exercised	—	14,110	—	—	—	0.2	—	—	0.2	—	0.2
Restricted stock units vested	—	1,811	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(983,741)	—	983,741	(60.3)	—	—	—	(60.3)	—	(60.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	(0.2)	—	—	—	—	—	49.5	—	49.5	0.4	49.9
Other comprehensive loss	(0.3)	—	—	—	—	—	—	(32.2)	(32.2)	(0.8)	(33.0)
Balance at June 30, 2022	$6.3	148,323,882	$1.7	26,738,144	$(986.2)	$248.7	$1,755.6	$(49.3)	$970.5	$13.9	$984.4

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised	—	65,312	—	—	—	1.2	—	—	1.2	—	1.2
Restricted stock units vested	—	21,821	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	3.4	—	—	3.4	—	3.4
Shares repurchased	—	(530,729)	—	530,729	(32.8)	—	—	—	(32.8)	—	(32.8)
Cash dividends paid to common shareholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	56.7	—	56.7	1.1	57.8
Other comprehensive loss	—	—	—	—	—	—	—	(15.8)	(15.8)	(0.2)	(16.0)
Balance at March 31, 2021	$—	151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7
Stock options exercised	—	64,783	—	—	—	1.0	—	—	1.0	—	1.0
Restricted stock units vested	—	1,780	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.6	—	—	3.6	—	3.6
Shares repurchased	—	(555,576)	—	555,576	(38.3)	—	—	—	(38.3)	—	(38.3)
Cash dividends paid to common shareholders ($0.04 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Formation of Acuity Spatial Genomics Inc.	0.3	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	57.6	—	57.6	1.1	58.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	16.4	16.4	(1.7)	14.7
Balance at June 30, 2021	$0.3	151,054,472	$1.7	23,144,834	$(738.1)	$225.4	$1,508.7	$4.3	$1,002.0	$13.4	$1,015.4

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$111.8	$116.5
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	43.3	43.9
Stock-based compensation expense	17.7	7.7
Deferred income taxes	(8.2)	(3.8)
Other non-cash expenses, net	3.9	20.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(4.4)	(8.5)
Inventories	(104.6)	(68.3)
Accounts payable and accrued expenses	(17.3)	13.0
Income taxes payable, net	(16.5)	7.0
Deferred revenue	16.4	20.0
Customer advances	4.8	1.8
Other changes in operating assets and liabilities, net	(13.5)	(30.2)
Net cash provided by operating activities	33.4	119.9
Cash flows from investing activities:
Purchases of short-term investments	—	(48.0)
Maturity of short-term investments	100.0	—
Cash paid for strategic investments	(38.1)	—
Cash paid for acquisitions, net of cash acquired	(85.4)	(4.0)
Purchases of property, plant and equipment	(36.9)	(47.3)
Proceeds from sales of property, plant and equipment	13.8	2.4
Net proceeds from cross-currency swap agreements	1.9	1.5
Net cash used in investing activities	(44.7)	(95.4)
Cash flows from financing activities:
Repayment of other debt, net	(0.9)	(1.6)
Repayment of 2012 Note Purchase Agreement	(105.0)	—
Repayment of 2019 Note Purchase Agreement	(1.5)	—
Proceeds from issuance of common stock, net	3.3	2.2
Payment of contingent consideration	(4.8)	(0.4)
Payment of dividends to common stockholders	(15.0)	(12.1)
Repurchase of common stock	(165.9)	(71.1)
Purchase of minority interest	(7.4)	—
Net cash used in financing activities	(297.2)	(83.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36.9)	(15.3)
Net change in cash, cash equivalents and restricted cash	(345.4)	(73.8)
Cash, cash equivalents and restricted cash at beginning of period	1,071.7	685.5
Cash, cash equivalents and restricted cash at end of period	$726.3	$611.7
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.5	$3.7
Restricted cash period ending balance	$3.3	$3.6
The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2022, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, have not changed.

Risks and Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, (including increasing inflation), rapid technological change, government and academic funding levels, the impact of the COVID-19 coronavirus, geopolitical uncertainties, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components and other supply chain challenges, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

The impact of the COVID-19 worldwide pandemic has been and will likely continue to be extensive in certain geographies and aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, global supply chains, as well as businesses and capital markets around the world.

Impacts to the Company’s business since the beginning of the pandemic have included temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented and some continue to implement, significant restrictions on travel, shelter in place or stay at home orders, and business closures. While many of these restrictions have loosened in certain jurisdictions, including the United States and Europe, some markets have returned and others may return to restrictions in the face of increases in new COVID-19 cases, particularly if additional or more contagious variants or subvariants of the virus emerge or spread. Many of the Company's employees in jurisdictions in which it has significant operations continue to work remotely. In addition, certain Asia Pacific geographies where the Company operates are continuing to experience significant COVID-19 disruptions, including extensive and sustained lockdowns. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence or spread of new variants or subvariants of the virus, particularly any variants or subvariants which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which has impacted the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has impacted and is continuing to impact the Company’s global sales and operating results.

Further, while the Company is not currently subject to any vaccine mandate, any requirement to mandate COVID-19 vaccination of its workforce or require the Company’s unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future operations. The Company's policy continues to encourage its employees to be fully vaccinated against COVID-19.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations in 2022. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence or spread of certain variants or subvariants, the effectiveness and availability of vaccines, (including to protect against any new variants or subvariants), the willingness of individuals to receive vaccines and boosters, and the length or severity of travel restrictions, business closures and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company's products and its operating results.

The Company may experience supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, including inflation and the threat of a potential recession, a tighter labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company’s products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, has resulted and may continue to result in additional costs and inefficiencies in manufacturing. A shortage of key components has caused and may continue to cause disruptions to the Company’s production activities, which has had and may continue to have an adverse effect on the Company’s financial condition or results of operations. These factors have impacted and may continue to impact the timing of the Company's revenue, and have also resulted, and may result in a delay of revenue, and an increase in manufacturing costs, all of which have adversely impacted and may continue to adversely impact on the Company’s operating results.

Additionally, geopolitical tensions, such as Russia's ongoing incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, and increasing potential of conflict involving countries in Asia that are critical to the Company's supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition to experiencing adverse economic impacts resulting from economic sanctions on Russia, as well as the prospect of a reduction in natural gas exports from Russia and resulting market disruptions, such as higher prices for and reduced availability of key metals used in our products, the Company has largely suspended its Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, impacted the Company's supply chain operations, caused certain of the Company's customers to reduce or delay spending and further intensified pricing pressures. Combined with increased inflation, potential energy shortages in Europe where we have significant operations and overall higher energy and transportation costs, these factors have affected and may continue to affect the Company's financial condition and result of operations.

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases estimates on historical experience and on various other assumptions that they believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic, global supply chain interruptions, higher energy costs and shortages, the global economy, including inflation and the threat of recession, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning the COVID-19 pandemic, global supply chain and various global conflicts. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

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

3.
Revenue

The following tables presents the Company’s revenues by Group and End Customer Geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Group:
Bruker BioSpin	$159.8	$148.5	$317.6	$307.9
Bruker CALID	190.3	193.3	393.5	385.7
Bruker Nano	182.2	175.3	360.7	329.7
BEST	59.2	56.6	118.9	109.0
Eliminations	(3.1)	(2.9)	(7.3)	(6.8)
Total revenue	$588.4	$570.8	$1,183.4	$1,125.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by End Customer Geography:
United States	$171.5	$159.8	$326.5	$278.8
Germany	67.3	60.8	125.8	130.9
Rest of Europe	130.3	154.7	273.7	304.5
China	93.1	80.4	179.4	147.2
Rest of Asia Pacific	83.4	73.3	186.0	187.0
Other	42.8	41.8	92.0	77.1
Total revenue	$588.4	$570.8	$1,183.4	$1,125.5

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$509.2	$492.2	$1,023.2	$972.2
Revenue recognized over time	79.2	78.6	160.2	153.3
Total revenue	$588.4	$570.8	$1,183.4	$1,125.5

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of June 30, 2022, remaining performance obligations were approximately $2,082.3 million. The Company expects to recognize revenue on approximately 76% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2022 and December 31, 2021 was $55.2 million and $46.1 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of June 30, 2022 and December 31, 2021, the contract liabilities were $434.1 million and $430.8 million, respectively. The increase in the contract liability balance during the six months ended June 30, 2022 is the result of new performance obligations entered into during the period and delays in certain instrument shipments due to supply chain and logistics challenges. Approximately $210.4 million of the contract liability balance on December 31, 2021 was recognized as revenue during the six months ended June 30, 2022.

4.
Acquisitions

The Company has not presented pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues and net income is not material. The Company does not expect the amounts allocated to goodwill that are attributable to expected synergies to be deductible for tax purposes.

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

The rights (embedded derivative) associated with the founders can be accelerated, at a discounted redemption value, upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the condensed consolidated balance sheet. The hybrid instrument associated with the founders is initially measured at fair value and subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

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

Optimal Industrial Automation and Technologies

The Company completed a share purchase agreement to acquire 100% of the outstanding stock of Optimal Industrial Technologies Limited ("OIT") and Optimal Industrial Automation Limited ("OIA"), collectively, "Optimal". The purchase price for the outstanding shares of Optimal was approximately GBP 30.7 million (approximately $40.3 million) with the potential for additional contingent consideration of up to GBP 3.4 million (approximately $4.5 million). Optimal is located in Bristol, England, and will be integrated into the Bruker BioSpin Group within the BSI Life Science Segment. The Company accounted for the purchase of Optimal under the acquisition method.

The preliminary fair value allocation for Optimal included contingent consideration in the amount of GBP 0.3 million (approximately $0.4 million), which represented the estimated fair value of future payments to the former shareholders of Optimal based on achieving revenue targets in 2022. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the technology, twelve years and fourteen years for the customer relationships, and thirteen years for the trade names. The Company expects to amortize backlog through the second quarter of 2023.

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$40.3
Cash acquired	(6.2)
Fair value of contingent consideration	0.4
Total consideration transferred	$34.5
Allocation of Consideration Transferred:
Accounts receivable	$1.9
Other current assets	0.8
Property, plant and equipment	0.1
Other assets	0.8
Intangible assets:
Technology	5.9
Customer relationships	12.9
Backlog	1.1
Trade name	1.2
Goodwill	18.6
Liabilities assumed	(8.8)
Total consideration allocated	$34.5

In the six months ended June 30, 2022, the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Prolab Instruments GmbH	January 17, 2022	BSI Life Science	$5.7	$5.5
PepSep Holding ApS	February 1, 2022	BSI Life Science	4.1	2.8
IonSense, Inc	April 5, 2022	BSI Life Science	9.5	8.1
			$19.3	$16.4

In the six months ended June 30, 2022, the Company completed minority investments that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Total Consideration	Cash Consideration
PrognomiQ, Inc	Investment	February 16, 2022	BSI Life Science	$12.0	$12.0
Acuamark Diagnostics, Inc	Investment	April 1, 2022	BSI Life Science	2.0	2.0
Ambergen, Inc	Investment	April 7, 2022	BSI Life Science	5.0	5.0
Tofwerk, AG	Investment	April 28, 2022	BSI Life Science	18.6	18.6
				$37.6	$37.6

5.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Raw materials	$259.2	$218.7
Work-in-process	271.4	254.9
Finished goods	140.2	144.9
Demonstration units	88.2	91.6
Total Inventories	$759.0	$710.1

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of June 30, 2022, and December 31, 2021, the value of inventory-in-transit was $51.6 million and $49.5 million, respectively.

6.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Total
Balance at December 31, 2021	$339.5
Current period additions/adjustments	74.7
Foreign currency effect	(18.0)
Balance at June 30, 2022	$396.2

Intangible Assets

The following is a summary of intangible assets (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$324.8	$(210.2)	$114.6	$310.4	$(206.8)	$103.6
Customer relationships	169.4	(63.3)	106.1	156.1	(58.2)	97.9
Trade names	18.4	(6.4)	12.0	15.5	(5.8)	9.7
Other	2.3	(1.5)	0.8	1.8	(1.2)	0.6
Intangible assets	$514.9	$(281.4)	$233.5	$483.8	$(272.0)	$211.8

For the three months ended June 30, 2022 and 2021, the Company recorded amortization expense of $9.4 million and $9.1 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $18.6 million and $18.0 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any events that could indicate an impairment. There were no events noted for the six months ended June 30, 2022 or 2021.

7.
Debt

The Company’s debt obligations consist of the following (in millions):

	June 30, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$157.3	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	314.5	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	311.4	325.9
U.S. Dollar notes under the 2019 Term Loan	297.8	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.8)	(2.0)
Other loans	1.8	1.9
Total notes and loans outstanding	1,181.0	1,329.9
Finance lease obligations	4.0	4.3
Total debt	1,185.0	1,334.2
Current portion of long-term debt	(14.0)	(112.4)
Total long-term debt, less current portion	$1,171.0	$1,221.8

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	108.7	—	108.7	—
Total revolving lines of credit		$708.7	$—	$108.8	$599.9

As of June 30, 2022, the Company was in compliance with the financial covenants of all debt agreements.

As of June 30, 2022, the Company had several cross-currency and interest rate swap agreements with a notional value of $148.9 million of U.S. to Swiss Franc and a notional value of $248.9 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expenses) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $1.6 million and $1.3 million during the three months ended June 30, 2022 and 2021, respectively, and by $2.7 million during both the six months ended June 30, 2022 and 2021, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

8.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

June 30, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$192.8	$80.0	$112.8	$—
Interest rate and cross-currency swap agreements	32.6	—	32.6	—
Forward currency contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$227.1	$80.0	$145.9	$1.2
Liabilities:
Contingent consideration	$6.5	$—	$—	$6.5
Hybrid instruments liability	32.1	—	—	32.1
Interest rate and cross-currency swap agreements	7.3	—	7.3	—
Forward currency contracts	0.4	—	0.4	—
Fixed price commodity contracts	1.0	—	1.0	—
Long-term fixed interest rate debt	763.4	—	763.4	—
Total liabilities recorded at fair value	$810.7	$—	$772.1	$38.6

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$367.7	$—	$367.7	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross-currency swap agreements	6.4	—	6.4	—
Forward currency contracts	0.7	—	0.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$476.6	$—	$475.4	$1.2
Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Hybrid instruments liability	15.6	—	—	15.6
Interest rate and cross-currency swap agreements	23.9	—	23.9	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	1,043.3	—	1,043.3	—
Total liabilities recorded at fair value	$1,089.7	$—	$1,067.5	$22.2

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the six months ended June 30, 2022 or 2021.

The fair value of the long-term fixed interest rate debt, classified as Level 2, was based on market and observable sources with similar maturity dates. The carrying value of the Company's variable rate debt approximates its fair value at June 30, 2022 and December 31, 2021.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could indicate an impairment. There were none noted for the six months ended June 30, 2022 or 2021.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Total
Balance at December 31, 2021	$6.6
Current period additions	3.1
Current period adjustments	1.9
Current period settlements	(4.8)
Foreign currency effect	(0.3)
Balance at June 30, 2022	$6.5

As part of the 2018 Mestrelab Research, S.L. ("Mestrelab") and 2022 PreOmics GmbH acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be accelerated, at discounted redemption values, upon certain events related to post combination services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Total
Balance at December 31, 2021	$15.6
Current period additions	20.4
Current period adjustments	10.1
Current period settlements	(11.6)
Foreign currency effect	(2.4)
Balance at June 30, 2022	$32.1

9.
Derivative Instruments and Hedging Activities

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper-based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues.

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges (in millions) and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	June 30, 2022		December 31, 2021
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets		$10.6		$6.4
Other assets		22.0		—
Other current liabilities		—		(5.8)
Other long-term liabilities		(7.3)		(18.1)
	$397.8	$25.3	$504.3	$(17.5)
Long-term debt
Long-term debt	783.2	7.4	825.8	(35.1)
Total derivatives designated as hedging instruments	$1,181.0	$32.7	$1,330.1	$(52.6)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$26.7	$0.3	$157.7	$0.7
Other current liabilities	103.6	(0.4)	23.0	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	11.0	0.2	8.5	0.2
Fixed price commodity contracts
Other current assets	—	—	5.5	0.4
Other current liabilities	9.0	(1.0)	—	—
Total derivatives not designated as hedging instruments	$150.3	$(0.9)	$194.7	$1.0
Total derivatives	$1,331.3	$31.8	$1,524.8	$(51.6)

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $11.0 million and $8.5 million for the purchase of products at June 30, 2022 and December 31, 2021, respectively. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(2.6)	$1.1	$(4.1)	$(3.9)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.1	—	—	(0.4)
		(2.5)	1.1	(4.1)	(4.3)
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$(0.6)	$(1.2)	$(1.6)	$(2.3)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.2	2.5	4.3	5.0
		1.6	1.3	2.7	2.7
Total		$(0.9)	$2.4	$(1.4)	$(1.6)

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$3.7	$0.7	$15.1	$10.6
		3.7	0.7	15.1	10.6
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$14.3	$0.4	$15.0	$18.2
Long-term debt	Accumulated other comprehensive income, net of tax	23.5	(0.7)	32.5	20.0
		37.8	(0.3)	47.5	38.2
Total		$41.5	$0.4	$62.6	$48.8

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

The income tax provision for the three months ended June 30, 2022 and 2021 was $19.9 million and $21.3 million, respectively, representing effective tax rates of 28.6% and 26.6%, respectively. The income tax provision for the six months ended June 30, 2022 and 2021 was $51.8 million and $48.8 million, respectively, representing effective tax rates of 31.7% and 29.5%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. legislation that became effective as of January 1, 2022 limiting the deductibility of research and development expenses and the benefit relating to foreign tax credits, and impact of Mutual Agreement Procedures ("MAP") resolution. The Company’s effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax.

As of June 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $49.8 million and $51.4 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2022 and December 31, 2021, approximately $3.6 million and $3.1 million, respectively, of accrued interest and penalties related to uncertain tax positions and were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.2 million were recorded in the provision for income taxes for unrecognized tax benefits during both of the three months ended June 30, 2022 and 2021. Penalties and interest of $0.7 million and $0.3 million were recorded in the provision for income taxes for unrecognized tax benefits during the six months ended June 30, 2022 and 2021, respectively.

The Company has been subject to a tax examination in Germany for the years 2009 through 2012 whereby the German tax authorities had imposed additional tax assessments for those years. Due to the nature of the additional tax assessments, the Company filed for competent authority relief from those assessments under MAP of the United States-Germany income tax treaty. A final resolution has been reached with the respective tax authorities in Germany and the United States during the first quarter of 2022 and the liability was paid in the second quarter of 2022.
The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2022 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.3% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2022.

11.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Bruker Corporation	$49.5	$57.6	$111.1	$114.3
Weighted average shares outstanding:
Weighted average shares outstanding-basic	149.0	151.3	149.7	151.6
Effect of dilutive securities:
Stock options and restricted stock units	0.8	1.6	0.9	1.4
	149.8	152.9	150.6	153.0
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.33	$0.38	$0.74	$0.75
Diluted	$0.33	$0.38	$0.74	$0.75

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	0.1	—	0.1	—
Unvested restricted stock units	0.2	—	0.2	—

12.
Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a share repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, the Company purchased a total of 24,873 shares at an aggregate cost of $1.7 million under the 2019 Repurchase Program. During the six months ended June 30, 2021, the Company purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. The Company completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2022, the Company purchased a total of 983,741 shares at an aggregate cost of $60.3 million under the 2021 Repurchase Program. During the six months ended June 30, 2022, the Company purchased a total of 2,586,796 shares at an aggregate cost of $165.9 million under the 2021 Repurchase Program. The Company purchased a total of 530,703 shares at an aggregate cost of $36.6 million in the three and six months ended June 30, 2021 under the 2021 Repurchase Program. At June 30, 2022, $215.3 million remained available for future purchases under the 2021 Repurchase Program.

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$49.7	$58.7	$111.8	$116.5
Foreign currency translation adjustments	(76.9)	14.3	(107.4)	(53.6)
Derivatives designated as hedging instruments, net of tax	41.5	0.4	62.6	48.8
Pension liability adjustments, net of tax	1.6	—	2.1	3.3
Comprehensive income	15.9	73.4	69.1	115.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.4)	(0.7)	(0.2)	0.2
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.5)	—	(0.7)	—
Comprehensive income attributable to Bruker Corporation	$16.8	$74.1	$70.0	$114.8

The following is a summary of the components of accumulated other comprehensive income (loss) attributable to Bruker Corporation, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$63.1	$(40.1)	$(31.2)	$(8.2)
Other comprehensive (loss) income before reclassifications	(105.8)	62.6	1.3	(41.9)
Realized gain on amounts reclassified from other comprehensive income	—	—	0.8	0.8
Net current period other comprehensive (loss) income	(105.8)	62.6	2.1	(41.1)
Balance at June 30, 2022	$(42.7)	$22.5	$(29.1)	$(49.3)

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenue	$0.3	$0.5	$0.8	$1.0
Selling, general and administrative	3.2	2.6	5.9	5.0
Research and development	0.3	0.5	0.9	1.0
Total stock-based compensation expense	$3.8	$3.6	$7.6	$7.0

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $5.9 million and $0.4 million in the three months ended June 30, 2022 and 2021, respectively, and $10.1 million and $0.8 million in the six months ended June 30, 2022 and 2021, respectively, related to the Mestrelab and PreOmics acquisitions.

At June 30, 2022, the Company expected to recognize pre-tax stock-based compensation expense of $2.4 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.0 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $22.0 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.0 years.

13.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Information technology transformation costs	$1.5	$0.8	$2.5	$1.5
Restructuring charges	2.5	1.4	2.8	2.7
Acquisition-related expenses, net	8.3	2.3	13.4	3.2
Other	0.2	(0.1)	1.3	—
Other charges, net	$12.5	$4.4	$20.0	$7.4

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$1.3	$0.2	$1.4	$1.3
Other charges, net	2.5	1.4	2.8	2.7
Total	$3.8	$1.6	$4.2	$4.0

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2021	$6.4	$3.5	$0.3	$2.6
Restructuring charges	4.2	3.2	1.0	—
Cash payments	(5.6)	(4.5)	(1.1)	—
Other, non-cash adjustments and foreign currency effect	(1.5)	(0.1)	—	(1.4)
Balance at June 30, 2022	$3.5	$2.1	$0.2	$1.2

14.
Commitments and Contingencies

In accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s consolidated financial statements.

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Zeiss is seeking injunctive relief, an accounting indemnification for damages resulting from infringement, and other related remedies. The Company is vigorously defending against this claim.

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

As of June 30, 2022 and December 31, 2021, the Company has not recorded any material accruals for potential contingencies.

15. Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI Nano and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
BSI Life Science	$350.1	$341.8	$711.1	$693.6
BSI Nano	182.2	175.3	360.7	329.7
BEST	59.2	56.6	118.9	109.0
Eliminations (a)	(3.1)	(2.9)	(7.3)	(6.8)
Total revenue	$588.4	$570.8	$1,183.4	$1,125.5
Operating income (loss):
BSI Life Science	$70.2	$73.6	$156.1	$162.5
BSI Nano	14.6	21.0	36.9	33.3
BEST	6.6	6.8	13.2	10.9
Corporate, eliminations and other (b)	(17.5)	(15.8)	(35.8)	(32.0)
Total operating income	$73.9	$85.6	$170.4	$174.7
(a)
Represents product and service revenue between reportable segments.
(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	June 30, 2022	December 31, 2021
Assets:
BSI Life Science, BSI Nano & Corporate	$3,298.3	$3,560.5
BEST	93.1	97.9
Eliminations and other (a)	(6.6)	(8.4)
Total assets	$3,384.8	$3,650.0
(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets held by its BSI Life Science and BSI Nano segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

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

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of COVID-19 on our business operations, the impact of supply chain challenges, expectations regarding the global economy, inflation, the potential for recession and geopolitical tensions, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, our expectations regarding backlog and revenue and other risk factors discussed herein and from time to time in our other filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2021 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three months ended June 30, 2022 increased by $17.6 million, or 3.1%, to $588.4 million, compared to $570.8 million for the comparable period in 2021. Included in revenue was a decrease of approximately $41.8 million from unfavorable foreign exchange rate movements, offset by an increase of $9.3 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $50.1 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2021.

Revenue for the six months ended June 30, 2022 increased by $57.9 million, or 5.1% to $1,183.4 million, compared to $1,125.5 million for the comparable period in 2021. Included in revenue was a decrease of approximately $65.5 million from unfavorable foreign exchange rate movements, offset by an increase of $15.1 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $108.3 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2021.

Our gross profit margin increased to 50.7% during the three months ended June 30, 2022, as compared to 49.2% in the same period in 2021, the result of higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

Our gross profit margin increased to 51.1% during the six months ended June 30, 2022, as compared to 49.7% in the same period in 2021, the result of higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

Our income tax provision in the three months ended June 30, 2022 and 2021 was $19.9 million and $21.3 million, respectively, representing effective tax rates of 28.6% and 26.6%, respectively. Our income tax provision in the six months ended June 30, 2022 and 2021 was $51.8 million and $48.8 million, respectively, representing effective tax rates of 31.7% and 29.5%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in 2022 limiting the deductibility of research and development expenses and the benefit relating to foreign tax credits and the resolution of the United States-Germany Mutual Agreement Procedures tax audit.

Diluted earnings per share for the three months ended June 30, 2022 was $0.33, a decrease of $0.05 compared to $0.38 per share in the same period in 2021. Diluted earnings per share for the six months ended June 30, 2022 was $0.74, a decrease of $0.01 compared to $0.75 per share in the same period in 2021. The decrease in diluted earnings per share in both the three months and six months ended June 30, 2022 was primarily driven by lower net income and from acquisition related hybrid instrument liability adjustments recognized during the periods.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$33.4	$119.9
Less: purchases of property, plant and equipment	(36.9)	(47.3)
Free cash flow	$(3.5)	$72.6

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Gross profit	$298.2	50.7%	$280.6	49.2%	$604.5	51.1%	$559.3	49.7%
Non-GAAP adjustments:
Restructuring costs	1.3	0.2%	0.3	—	1.4	0.1%	1.4	0.1%
Acquisition-related costs	—	—	—	—	0.2	—	—	—
Purchased intangible amortization	4.5	0.8%	5.2	0.9%	9.0	0.8%	9.7	0.8%
Other costs	0.7	0.1%	(0.5)	-0.1%	2.9	0.2%	(0.5)	—
Non-GAAP gross profit	$304.7	51.8%	$285.6	50.0%	$618.0	52.2%	$569.9	50.6%

Our non-GAAP gross profit margin was 51.8% and 50.0% in the three months ended June 30, 2022 and 2021, respectively. Our non-GAAP gross profit margin was 52.2% and 50.6% in the six months ended June 30, 2022 and 2021, respectively. The increases in our non-GAAP gross profit margins in both the three months and six months ended June 30, 2022 were driven by higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Operating income	$73.9	12.6%	$85.6	15.0%	$170.4	14.4%	$174.7	15.5%
Non-GAAP adjustments:
Restructuring costs	3.8	0.6%	1.7	0.3%	4.2	0.4%	4.1	0.4%
Acquisition-related costs	8.3	1.4%	2.3	0.4%	13.6	1.1%	3.2	0.3%
Purchased intangible amortization	9.3	1.6%	9.0	1.6%	18.6	1.6%	18.0	1.6%
Other costs	2.4	0.4%	0.2	—	6.7	0.5%	1.0	0.1%
Non-GAAP operating income	$97.7	16.6%	$98.8	17.3%	$213.5	18.0%	$201.0	17.9%

Our non-GAAP operating margin was 16.6% and 17.3% in the three months ended June 30, 2022 and 2021, respectively. Our non-GAAP operating margin was 18.0% and 17.9% in the six months ended June 30, 2022 and 2021, respectively. Our non-GAAP operating margin decreased in 2022 due to increased investments in sales and marketing and in our research and development capabilities, as compared to 2021.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
the impact of the COVID-19 global pandemic, inflation, the threat of recession and geopolitical tensions on our customers, supply chain or manufacturing capabilities;
•
the impact of certain weather-related disruptions;
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

Several of these factors have in the past affected and continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The COVID-19 pandemic continues to present a challenging operating environment. Throughout the COVID-19 pandemic, we have been focused on and continue to focus on three key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; and delivering enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

Health and safety of our valued employees, customers and partners

In response to the COVID-19 pandemic, we implemented strict social distancing, enhanced cleaning protocols and other preventative measures, in our major facilities to ensure the health and safety of our valued employees, customers and partners. While many of our office colleagues worked remotely at the height of the pandemic and through subsequent surges, we placed enhanced focus on the safety of our service organization and factory employees for whom work from home was not feasible. Where customer sites were accessible and open, our field service organizations operated under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees needed to be on site. Consistent with local government and health organization guidelines, many of our facilities have started a gradual return to the office for employees who have been working remotely. As we continue to monitor developments and make appropriate adjustments, as needed, employee and visitor health and safety will remain our paramount concern.

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergence of additional variants and subvariants, particularly those that are resistant to existing vaccines, we may again need to consider temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion. We continue to encounter supply chain risks associated with the pandemic, the global economy, including inflation and the threat of recession and geopolitical tensions, and the worldwide shortage of semiconductor chips, components and raw materials, such as copper.

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

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has in the past affected our operations significantly. We continue to work to manage the impact of COVID-19 on our operations; however, the full extent to which any resurgence of the virus, the emergence of any new variants and subvariants, or the availability and effectiveness of COVID-19 vaccines will impact our business, directly or indirectly, cannot accurately be predicted at this time. We continue to monitor the impact of COVID-19 on our business and our supply chain and respond accordingly.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$485.8	$474.3	$11.5	2.4%
Service revenue	100.9	94.7	6.2	6.5%
Other revenue	1.7	1.8	(0.1)	(5.6)%
Total revenue	588.4	570.8	17.6	3.1%
Cost of product revenue	230.1	236.0	(5.9)	(2.5)%
Cost of service revenue	60.1	54.1	6.0	11.1%
Cost of other revenue	—	0.1	(0.1)	(100.0)%
Total cost of revenue	290.2	290.2	—	—
Gross profit	298.2	280.6	17.6	6.3%
Operating expenses:
Selling, general and administrative	152.2	134.8	17.4	12.9%
Research and development	59.6	55.8	3.8	6.8%
Other charges, net	12.5	4.4	8.1	184.1%
Total operating expenses	224.3	195.0	29.3	15.0%
Operating income	73.9	85.6	(11.7)	(13.7)%
Interest and other income (expense), net	(4.3)	(5.6)	1.3	(23.2)%
Income before income taxes and noncontrolling interests in consolidated subsidiaries	69.6	80.0	(10.4)	(13.0)%
Income tax provision	19.9	21.3	(1.4)	(6.6)%
Consolidated net income	49.7	58.7	(9.0)	(15.3)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.2	1.1	(0.9)	(81.8)%
Net income attributable to Bruker Corporation	$49.5	$57.6	$(8.1)	(14.1)%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions offset by the negative impact of foreign currency translation. The BioSpin Group revenue for the three months ended June 30, 2022 was $159.8 million, an increase of 7.6% compared to the same period in 2021. The increase related primarily to the revenue recognition of an ultra-high-field NMR system as well as from services and support. The CALID Group revenue for the three months ended June 30, 2022 was $190.3 million, a slight decrease of 1.6% compared to the same period in 2021. The decrease in revenues was a direct result of supply chain constraints. BSI Nano revenue for the three months ended June 30, 2022 was $182.2 million, an increase of 3.9% compared to the same period in 2021. The increase in BSI Nano revenue was driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the three months ended June 30, 2022 was $59.2 million, an increase of 4.6% compared to the same period in 2021, driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the second quarter 2022, our North American revenue grew 10.4%, Asia Pacific increased by 14.9%, while European revenue declined by 8.3% compared to the same period in 2021.

Gross Profit

The increase in gross profit in the three months ended June 30, 2022, as compared to the same period in 2021, was a result of higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges and inflationary margin challenges compared to 2021.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2022 increased to 25.9% of total revenue, from 23.6% of total revenue for the comparable period in 2021. The increase as a percentage of revenue was a result of certain sales and marketing investments and driven by higher freight, logistics and commission costs.

Research and Development

Our research and development expenses for the three months ended June 30, 2022 increased to 10.1% of total revenue from 9.8% of total revenue for the comparable period in 2021. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities period over period in addition to the impact of supply chain constraints on total revenues in the period.

Other Charges, Net

Other charges, net for the three months ended June 30, 2022 consisted of $8.3 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $2.5 million of restructuring costs, $1.5 million of costs associated with our global information technology (IT) transformation activities, and $0.2 million of other charges. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended June 30, 2021 consisted of $2.3 million of acquisition-related charges to acquisitions completed in 2021 and 2020, $1.4 million of restructuring costs, $0.8 million of costs associated with our global IT transformation activities offset by a $0.1 million adjustment of other charges.

Operating Income

The decrease in operating income was due to higher gross profit resulting from differentiated instruments and solutions offset by certain sales and marketing investments and investments research and development capabilities.

Interest and Other Income (Expense), Net

The decline in interest and other income (expense), net in the three months ended June 30, 2022, as compared to the same period in 2021 was primarily due to lower foreign currency exchange losses driven by strengthening of the U.S. dollars against other currencies.

Income Tax Provision

The 2022 and 2021 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended June 30, 2022 and 2021 were 28.6% and 26.6%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective 2022 limiting the deductibility of research and development expenses and the benefit relating to foreign tax credits and the resolution of the United States-Germany Mutual Agreement Procedures tax audit.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
BSI Life Science	$350.1	$341.8	$8.3	2.4%
BSI Nano	182.2	175.3	6.9	3.9%
BEST	59.2	56.6	2.6	4.6%
Eliminations (a)	(3.1)	(2.9)	(0.2)
Total revenue	$588.4	$570.8	$17.6	3.1%
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

The increase in revenue for the BSI Life Science segment in the three months ended June 30, 2022 was due to strong demand, business and end market recovery, and was led by recognition of an ultra-high-field NMR system as well as from services and support offset by supply chain constraints. The increase in revenue for the BSI Nano segment was driven by strong demand in industrial research and semiconductor customers. The increase in revenue for the BEST segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended June 30,
	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$70.2	20.1%	$73.6	21.5%
BSI Nano	14.6	8.0%	21.0	12.0%
BEST	6.6	11.1%	6.8	12.0%
Corporate, eliminations and other (a)	(17.5)		(15.8)
Total operating income	$73.9	12.6%	$85.6	15.0%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin decreases in the BSI Life Science and BSI Nano segments was primarily due to higher gross margin resulting from higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements offset by planned sales and marketing investments, supply chain and logistics challenges and inflationary margin challenges in 2022, as compared to 2021, and investments in research and development capabilities. The operating margin decrease in the BEST segment resulted from inflationary margin challenges in 2022, as compared to 2021.

Consolidated Results

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following table presents our results (in millions):

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$976.2	$932.9	$43.3	4.6%
Service revenue	204.1	188.8	15.3	8.1%
Other revenue	3.1	3.8	(0.7)	(18.4)%
Total revenue	1,183.4	1,125.5	57.9	5.1%
Cost of product revenue	459.1	456.9	2.2	0.5%
Cost of service revenue	119.7	108.8	10.9	10.0%
Cost of other revenue	0.1	0.5	(0.4)	(80.0)%
Total cost of revenue	578.9	566.2	12.7	2.2%
Gross profit	604.5	559.3	45.2	8.1%
Operating expenses:
Selling, general and administrative	297.9	266.6	31.3	11.7%
Research and development	116.2	110.6	5.6	5.1%
Other charges, net	20.0	7.4	12.6	170.3%
Total operating expenses	434.1	384.6	49.5	12.9%
Operating income	170.4	174.7	(4.3)	(2.5)%
Interest and other income (expense), net	(6.8)	(9.4)	2.6	(27.7)%
Income before income taxes and noncontrolling interests in consolidated subsidiaries	163.6	165.3	(1.7)	(1.0)%
Income tax provision	51.8	48.8	3.0	6.1%
Consolidated net income	111.8	116.5	(4.7)	(4.0)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.7	2.2	(1.5)	(68.2)%
Net income attributable to Bruker Corporation	$111.1	$114.3	$(3.2)	(2.8)%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions offset by the negative impact of foreign currency translation. The BioSpin Group revenue for the six months ended June 30, 2022 was $317.6 million, an increase of 3.2% compared to the same period in 2021. The increase was driven by strong growth in the applied markets. The CALID Group revenue for the six months ended June 30, 2022 was $393.5 million, a slight increase of 2.0% compared to the same period in 2021. The increase in revenues was a direct result of strong growth in life science mass spectrometry and microbiology aftermarket business, but also impacted by supply chain constraints. BSI Nano revenue for the six months ended June 30, 2022 was $360.7 million, an increase of 9.4% compared to the same period in 2021. The increase in BSI Nano revenue was driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the six months ended June 30, 2022 was $118.9 million, an increase of 9.1% compared to the same period in 2021, driven by strong superconductor demand from major medical magnetic resonance imaging manufacturers.

Geographically in the six months ended June 30, 2022, our North American revenue grew 19.8%, Asia Pacific increased by 9.3%, while European revenue declined by 8.3% compared to the same period in 2021.

Gross Profit

The increase in gross profit in the six months ended June 30, 2022, as compared to the same period in 2021, was a result of higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges and inflationary margin challenges compared to 2021.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2022 increased to 25.2% of total revenue, from 23.7% of total revenue for the comparable period in 2021. The increase as a percentage of revenue was a result of investments in our commercial infrastructure and driven by higher freight, logistics and commission costs.

Research and Development

Our research and development expenses as a percentage of total revenue for the six months ended June 30, 2022 was 9.8% equal to the same period in 2021. The consistent percentage relates to higher overall revenues in addition to our increased investment in research and development capabilities period over period.

Other Charges, Net

Other charges, net for the six months ended June 30, 2022 consisted of $13.4 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $2.8 million of restructuring costs, $2.5 million of costs associated with our global information technology (IT) transformation activities, $0.8 million of other charges, and $0.5 million related to suspension of operations in Russia.

Other charges, net for the six months ended June 30, 2021 consisted of $3.2 million of acquisition-related charges to acquisitions completed in 2021 and 2020, $2.7 million of restructuring costs and $1.5 million of costs associated with our global IT transformation activities.

Operating Income

The decrease in operating income was due to higher gross profit resulting from higher revenue and favorable mix, volume leverage and net favorable impact of foreign exchange rate movements offset by planned sales and marketing investments, supply chain and logistics challenges and inflationary margin challenges in 2022, as compared to 2021, and investments in research and development capabilities.

Interest and Other Income (Expense), Net

The decline in interest and other income (expense), net in the six months ended June 30, 2022, as compared to the same period in 2021 was primarily due to increased interest expense on our 2021 Note Purchase Agreement offset by lower foreign currency exchange losses driven by strengthening of the U.S. dollars against other currencies as well as unrealized gains from investments at cost.

Income Tax Provision

The 2022 and 2021 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the six months ended June 30, 2022 and 2021 were 31.7% and 29.5% respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in 2022 limiting the deductibility of research and development expenses and the benefit relating to foreign tax credits and the resolution of the United States-Germany Mutual Agreement Procedures tax audit.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
BSI Life Science	$711.1	$693.6	$17.5	2.5%
BSI Nano	360.7	329.7	31.0	9.4%
BEST	118.9	109.0	9.9	9.1%
Eliminations (a)	(7.3)	(6.8)	(0.5)
Total revenue	$1,183.4	$1,125.5	$57.9	5.1%
(a)
Represents product and service revenue between reportable segments.

The increase in revenue for the BSI Life Science segment in the six months ended June 30, 2022 was due to strong demand, business and end market recovery, and was led by recognition of an ultra-high-field NMR system as well as strong growth in the applied markets offset by supply chain constraints. The increase in revenue for the BSI Nano segment was driven by strong demand in industrial research and semiconductor customers. The increase in revenue for the BEST segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Six Months Ended June 30,
	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$156.1	22.0%	$162.5	23.4%
BSI Nano	36.9	10.2%	33.3	10.1%
BEST	13.2	11.1%	10.9	10.0%
Corporate, eliminations and other (a)	(35.8)		(32.0)
Total operating income	$170.4	14.4%	$174.7	15.5%

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

Cash, cash equivalents and short-term investments at June 30, 2022 and December 31, 2021 totaled $723.0 million and $1,168.2 million, respectively, of which $561.3 million and $646.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$33.4	$119.9
Net cash used in investing activities	(44.7)	(95.4)
Net cash used in financing activities	(297.2)	(83.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36.9)	(15.3)
Net change in cash, cash equivalents and restricted cash	$(345.4)	$(73.8)

Cash provided by operating activities during the six months ended June 30, 2022 resulted primarily from consolidated net income adjusted for non-cash items of $168.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $135.1 million. The decrease was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payments partially offset by customer advances received during the period related to new orders and deferral of revenue due to supply chain challenges. Cash provided by operating activities during the six months ended June 30, 2021 resulted from consolidated net income adjusted for non-cash items of $185.1 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $65.2 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets. The decrease in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2021 was primarily due to improved inventory management, higher payables and accrued liabilities partially offset by a decrease in cash received from customers due to timing of payments as compared to the same period in the prior year.

Cash used in investing activities during the six months ended June 30, 2022 resulted primarily from acquisitions of $85.4 million, purchases of property, plant and equipment of $36.9 million, and strategic investments of $38.1 million, offset by maturity of short-term investments of $100.0 million and $13.8 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the six months ended June 30, 2021 resulted mainly from purchases of property, plant and equipment of $47.3 million, purchases of short-term investments of $48.0 million and acquisitions of $4.0 million.

Net cash used in financing activities during the six months ended June 30, 2022 was primarily from cash paid for purchases of common stock under our repurchase program of $165.9 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $15.0 million for the payment of dividends. Net cash used in financing activities during the six months ended June 30, 2021 was primarily from cash paid for purchases of common stock under our repurchase program of $71.1 million and $12.1 million for the payment of dividends.

Share Repurchase Program

In May 2019, our Board of Directors approved our share repurchase program (the “2019 Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2021, we purchased 24,873 shares at an aggregate cost of $1.7 million under the 2019 Repurchase Program. During the six months ended June 30, 2021, we purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended June 30, 2022, we purchased 983,741 shares at an aggregate cost of $60.3 million under the 2021 Repurchase Program. During the six months ended June 30, 2022, we purchased a total of 2,586,796 shares at an aggregate cost of $165.9 million under the 2021 Repurchase Program. We purchased a total of 530,703 shares with an aggregate cost of $36.6 million in the three and six months ended June 30, 2021 under the 2021 Repurchase Program. At June 30, 2022, $215.3 million remained for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $148.9 million of U.S. to Swiss Franc and a notional value of $248.9 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $1.6 million and $1.3 million during the three months ended June 30, 2022 and 2021, respectively and $2.7 million during each of the six months ended June 30, 2022 and 2021, respectively. We anticipate these swap agreements will lower net interest expense in future years.

We had the following debt outstanding (in millions):

	June 30, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$157.3	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	314.5	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	311.4	325.9
U.S. Dollar notes under the 2019 Term Loan	297.8	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.8)	(2.0)
Other loans	1.8	1.9
Total notes and loans outstanding	1,181.0	1,329.9
Finance lease obligations	4.0	4.3
Total debt	1,185.0	1,334.2
Current portion of long-term debt	(14.0)	(112.4)
Total long-term debt, less current portion	$1,171.0	$1,221.8

As of June 30, 2022, we had no off-balance sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	1.3%	$600.0	$—	$0.1	$599.9
Bank guarantees and working capital line	varies	108.7	—	108.7	—
Total revolving lines of credit		$708.7	$—	$108.8	$599.9

As of June 30, 2022, we were compliant with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates decreased our revenue by 7.3% and increased our revenue by 6.8% for the three months ended June 30, 2022 and 2021, respectively. Changes in foreign currency translation rates decreased our revenue by 5.8% and increased our revenue by 6.5% for the six months ended June 30, 2022 and 2021, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended June 30, 2022 and 2021, we recorded net gains (losses) from currency translation adjustments of $(76.9) million and $14.3 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded net losses from foreign currency translation of $(107.4) million and $(53.6) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

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

As of June 30, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $148.9 million of U.S. dollar to Swiss Franc and a notional value of $248.9 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended June 30, 2022 and 2021, we recorded net gains from the changes in fair value of the derivatives of $18.0 million and net gains of $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded net gains from the changes in fair value of the derivatives of $30.1 million and $28.8 million, respectively.

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

For the three months ended June 30, 2022 and 2021, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $23.5 million and $(0.7) million, respectively. For the six months ended June 30, 2022 and 2021, we recorded net gains (losses) from the change in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $32.5 million and $20.0 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2022 and December 31, 2021, we had foreign exchange contracts with notional amounts aggregating $130.3 million and $180.7 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2022 and December 31, 2021, we had fixed price commodity contracts with notional amounts aggregating $9.0 million and $5.5 million, respectively. The fair value of the fixed price commodity contracts at June 30, 2022 and December 31, 2021 was $(1.0) million and $0.4 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation Risk

We are subject to inflationary cost pressures across global supply chain networks. Certain components, parts, or materials are experiencing significant cost pressures that have impacted or may impact our cost of operations in future periods. Further, inflation has increased our general and administrative expenses and may vary between countries in which we operate. We continue to evaluate these cost increases in relation to our new orders and may continue to see a negative impact on our financial results for a period of time.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our condensed consolidated financial statements.

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Zeiss is seeking injunctive relief, an accounting indemnification for damages resulting from infringement, and other, related remedies. We are vigorously defending against this claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended June 30, 2022 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
April 1 - April 30, 2022	—	$—	—	$275,538,707
May 1 - May 31, 2022	459,791	$60.00	458,081	$248,049,102
June 1 - June 30, 2022	525,660	$62.36	525,660	$215,270,146
	985,451	$61.26	983,741	$215,270,146
(1)
Includes (i) shares of common stock purchased in accordance with the 2021 Repurchase Program on the open market at prevailing prices and (ii) 1,710 shares purchased by Frank H. Laukien, the Company's Chief Executive Officer and Chairman of the Board of Directors, in open market transactions, which were previously disclosed on Form 4 filed with SEC on May 16, 2022, as amended on May 17, 2022.
(2)
The 2021 Repurchase Program authorizes the purchases of the Company's common stock of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*

First Amendment to Credit Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries as borrowers, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., TD Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2022	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)