Form 10-Q
period 2022-09-30
BRUKER CORP
filed 2022-11-04
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common Stock, $0.01 par value per share	147,082,724 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

Index

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4:	Controls and Procedures	44
Part II	OTHER INFORMATION	45
Item 1:	Legal Proceedings	45
Item 1A:	Risk Factors	45
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6:	Exhibits	46
	Signatures	47

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$626.2	$1,068.2
Short-term investments	—	100.0
Accounts receivable, net	421.3	416.9
Inventories	749.5	710.1
Assets held for sale	—	4.4
Other current assets	239.6	172.2
Total current assets	2,036.6	2,471.8
Property, plant and equipment, net	421.5	406.1
Goodwill	381.5	339.5
Intangible assets, net	214.0	211.8
Other long-term assets	283.3	220.8
Total assets	$3,336.9	$3,650.0
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17.0	$112.4
Accounts payable	157.7	147.4
Customer advances	175.5	197.5
Other current liabilities	514.4	481.2
Total current liabilities	864.6	938.5
Long-term debt	1,136.8	1,221.8
Other long-term liabilities	381.8	404.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	5.7	0.2
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,297,676 and 174,905,035 shares issued and 147,366,634 and 150,753,687 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1.7	1.7
Treasury stock, at cost, 27,931,042 and 24,151,348 shares at September 30, 2022 and December 31, 2021, respectively	(1,058.6)	(820.3)
Accumulated other comprehensive loss, net of tax	(92.1)	(8.2)
Other shareholders’ equity	2,086.0	1,897.3
Total shareholders’ equity attributable to Bruker Corporation	937.0	1,070.5
Noncontrolling interests in consolidated subsidiaries	11.0	14.1
Total shareholders’ equity	948.0	1,084.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,336.9	$3,650.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$536.6	$508.3	$1,512.8	$1,441.2
Service revenue	100.9	99.0	305.0	287.8
Other revenue	1.4	1.6	4.5	5.4
Total revenue	638.9	608.9	1,822.3	1,734.4
Cost of product revenue	240.5	243.5	699.6	700.4
Cost of service revenue	63.1	56.5	182.8	165.3
Cost of other revenue	—	0.2	0.1	0.7
Total cost of revenue	303.6	300.2	882.5	866.4
Gross profit	335.3	308.7	939.8	868.0
Operating expenses:
Selling, general and administrative	144.8	141.3	442.7	407.9
Research and development	56.2	52.1	172.4	162.7
Other charges, net	3.0	2.1	23.0	9.5
Total operating expenses	204.0	195.5	638.1	580.1
Operating income	131.3	113.2	301.7	287.9
Interest and other income (expense), net	(2.0)	(4.4)	(8.8)	(13.8)
Income before income taxes, equity in income of unconsolidated investee, net of tax, and noncontrolling interests in consolidated subsidiaries	129.3	108.8	292.9	274.1
Income tax provision	41.2	20.7	93.0	69.5
Equity in income of unconsolidated investee, net of tax	0.3	—	0.3	—
Consolidated net income	88.4	88.1	200.2	204.6
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.3	1.0	1.0	3.2
Net income attributable to Bruker Corporation	$88.1	$87.1	$199.2	$201.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.58	$1.34	$1.33
Diluted	$0.59	$0.57	$1.33	$1.32
Weighted average common shares outstanding:
Basic	147.8	151.4	149.1	151.5
Diluted	148.6	152.8	149.9	153.0
Comprehensive income	$44.6	$73.1	$113.7	$188.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.7	(0.5)	0.9
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.6)	—	(1.3)	—
Comprehensive income attributable to Bruker Corporation	$45.5	$72.4	$115.5	$187.2

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	118,630	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	22,440	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(1,603,055)	—	1,603,055	(105.6)	—	—	—	(105.6)	—	(105.6)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	—	—	—	—	—	—	61.6	—	61.6	0.5	62.1
PreOmics Acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(0.2)	—	—	—	—	—	—	(8.9)	(8.9)	(0.3)	(9.2)
Balance at March 31, 2022	$6.8	149,291,702	$1.7	25,754,403	$(925.9)	$244.7	$1,713.6	$(17.1)	$1,017.0	$14.3	$1,031.3
Stock options exercised	—	14,110	—	—	—	0.2	—	—	0.2	—	0.2
Restricted stock units vested	—	1,811	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(983,741)	—	983,741	(60.3)	—	—	—	(60.3)	—	(60.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	(0.2)	—	—	—	—	—	49.5	—	49.5	0.4	49.9
Other comprehensive loss	(0.3)	—	—	—	—	—	—	(32.2)	(32.2)	(0.8)	(33.0)
Balance at June 30, 2022	$6.3	148,323,882	$1.7	26,738,144	$(986.2)	$248.7	$1,755.6	$(49.3)	$970.5	$13.9	$984.4
Stock options exercised	—	30,699	—	—	—	0.6		—	0.6	—	0.6
Restricted stock units vested	—	204,951	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Shares repurchased	—	(1,192,898)	—	1,192,898	(72.4)	—	—	—	(72.4)	—	(72.4)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Consolidated net income	(0.2)	—	—	—	—	—	88.1	—	88.1	0.5	88.6
Acquisition of minority interest	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)	(2.6)	(3.2)
Other comprehensive loss	(0.4)	—	—	—	—	—	—	(42.6)	(42.6)	(0.8)	(43.4)
Balance at September 30, 2022	$5.7	147,366,634	$1.7	27,931,042	$(1,058.6)	$250.1	$1,835.9	$(92.1)	$937.0	$11.0	$948.0

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised	—	65,312	—	—	—	1.2	—	—	1.2	—	1.2
Restricted stock units vested	—	21,821	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	3.4	—	—	3.4	—	3.4
Shares repurchased	—	(530,729)	—	530,729	(32.8)	—	—	—	(32.8)	—	(32.8)
Cash dividends paid to common shareholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	56.7	—	56.7	1.1	57.8
Other comprehensive loss	—	—	—	—	—	—	—	(15.8)	(15.8)	(0.2)	(16.0)
Balance at March 31, 2021	$—	151,543,485	$1.7	22,589,258	$(699.8)	$220.8	$1,457.1	$(12.1)	$967.7	$14.0	$981.7
Stock options exercised	—	64,783	—	—	—	1.0	—	—	1.0	—	1.0
Restricted stock units vested	—	1,780	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.6	—	—	3.6	—	3.6
Shares repurchased	—	(555,576)	—	555,576	(38.3)	—	—	—	(38.3)	—	(38.3)
Cash dividends paid to common shareholders ($0.04 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Formation of Acuity Spatial Genomics Inc.	0.3	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	57.6	—	57.6	1.1	58.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	16.4	16.4	(1.7)	14.7
Balance at June 30, 2021	$0.3	151,054,472	$1.7	23,144,834	$(738.1)	$225.4	$1,508.7	$4.3	$1,002.0	$13.4	$1,015.4
Stock options exercised	—	385,597	—	—	—	8.3	—	—	8.3	—	8.3
Restricted stock units vested	—	250,595	—	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Cash dividends paid to common shareholders ($0.04 per share)	—	—	—	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Consolidated net income	—	—	—	—	—	—	87.1	—	87.1	1.0	88.1
Other comprehensive loss	—	—	—	—	—	—	—	(15.0)	(15.0)	(0.4)	(15.4)
Balance at September 30, 2021	$0.3	151,690,664	$1.7	23,144,834	$(738.1)	$233.0	$1,589.7	$(10.7)	$1,075.6	$14.0	$1,089.6
The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$200.2	$204.6
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	64.3	66.1
Stock-based compensation expense	23.0	11.9
Deferred income taxes	(25.7)	(6.5)
Other non-cash expenses, net	11.8	24.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(39.7)	(47.7)
Inventories	(139.1)	(81.3)
Accounts payable and accrued expenses	0.3	45.9
Income taxes payable, net	10.6	(33.4)
Deferred revenue	14.0	19.4
Customer advances	(3.5)	(9.5)
Other changes in operating assets and liabilities, net	(13.3)	(50.5)
Net cash provided by operating activities	102.9	143.8
Cash flows from investing activities:
Purchases of short-term investments	—	(48.0)
Maturity of short-term investments	100.0	0.7
Cash paid for strategic investments	(40.8)	(0.5)
Cash paid for acquisitions, net of cash acquired	(85.5)	(45.0)
Purchases of property, plant and equipment	(94.6)	(63.6)
Proceeds from sales of property, plant and equipment	13.8	4.0
Net proceeds from cross-currency swap agreements	4.8	8.6
Net cash used in investing activities	(102.3)	(143.8)
Cash flows from financing activities:
Repayment of other debt, net	(1.2)	(1.8)
Repayment of 2012 Note Purchase Agreement	(105.0)	—
Repayment of 2019 Note Purchase Agreement	(2.3)	—
Proceeds from issuance of common stock, net	0.8	5.9
Payment of contingent consideration	(1.7)	(0.4)
Payment of dividends to common shareholders	(22.4)	(18.2)
Repurchase of common stock	(236.8)	(71.1)
Purchase of minority interest	(10.6)	—
Net cash used in financing activities	(379.2)	(85.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63.8)	(23.4)
Net change in cash, cash equivalents and restricted cash	(442.4)	(109.0)
Cash, cash equivalents and restricted cash at beginning of period	1,071.7	685.5
Cash, cash equivalents and restricted cash at end of period	$629.3	$576.5
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.5	$3.7
Restricted cash period ending balance	$3.1	$3.5

The accompanying notes are an integral part of these financial statements

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2022, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, have not changed.

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

Impacts to the Company’s business since the beginning of the pandemic have included temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented and some continue to implement, significant restrictions on travel, shelter in place or stay at home orders, and business closures. While many of these restrictions have loosened in certain jurisdictions, including the United States and Europe, some markets have returned and others may return to restrictions in the face of increases in new COVID-19 cases, particularly if additional or more contagious variants or subvariants of the virus emerge or spread. Many of the Company's employees in jurisdictions in which it has significant operations continue to work remotely. In addition, certain Asia Pacific geographies where the Company operates are continuing to experience significant COVID-19 disruptions, including extensive and sustained lockdowns. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence or spread of new variants or subvariants of the virus, particularly any variants or subvariants which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which has impacted the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent that employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company's employees, distributors, suppliers and customers has impacted and is continuing to impact the Company’s global sales and operating results.

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

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on commercial operations in 2022. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence or spread of certain variants or subvariants, the effectiveness and availability of vaccines (including to protect against any new variants or subvariants), the willingness of individuals to receive vaccines and boosters, and the length or severity of travel restrictions, business closures and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company's products and its operating results.

The Company may experience supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, including inflation and the threat of a potential recession, a tighter labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company's products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, has resulted and may continue to result in additional costs and inefficiencies in manufacturing. A shortage of key components has caused and may continue to cause disruptions to the Company’s production activities, which has had and may continue to have an adverse effect on the Company's financial condition or results of operations. These factors have impacted and may continue to impact the timing of the Company's revenue, and have also resulted, and may result in a delay of revenue, and an increase in manufacturing costs, all of which have adversely impacted and may continue to adversely impact the Company’s operating results.

Additionally, geopolitical tensions, such as Russia's incursion into and ongoing war in Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, and increasing potential of conflict involving countries in Asia that are critical to the Company's supply chain operations, such as Taiwan and China, have resulted in increasing global instability and create uncertainty for global commerce. In addition to experiencing adverse economic impacts resulting from economic sanctions on Russia, as well as the prospect of a reduction in natural gas exports from Russia and resulting market disruptions, such as higher prices for and reduced availability of key metals used in our products, the Company has ceased its Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, impacted the Company's supply chain operations, caused certain of the Company's customers to reduce or delay spending and further intensified pricing pressures. Combined with increased inflation, potential energy shortages in Europe where we have significant operations and overall higher energy and transportation costs, these factors have affected and may continue to affect the Company's financial condition and result of operations.

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic, global supply chain interruptions, higher energy costs and shortages, the global economy, including inflation and the threat of recession, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee cost related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning the COVID-19 pandemic, global supply chain and various global conflicts. The Company has made estimates of the impact of COVID-19 within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

2.
Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company elected to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The adoption of this standard has not and is not expected to have a material impact on the Company's consolidated financial statements.

3.
Revenue

The following tables presents the Company’s revenues by Group and End Customer Geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Group:
Bruker BioSpin	$175.7	$186.5	$493.3	$494.4
Bruker CALID	207.5	194.2	601.0	579.9
Bruker Nano	199.1	174.9	559.8	504.6
BEST	59.3	57.0	178.2	166.0
Eliminations	(2.7)	(3.7)	(10.0)	(10.5)
Total revenue	$638.9	$608.9	$1,822.3	$1,734.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by End Customer Geography:
United States	$191.8	$163.2	$518.3	$442.0
Germany	51.9	55.5	177.7	186.4
Rest of Europe	151.7	155.4	425.4	459.9
China	111.6	105.4	291.0	252.6
Rest of Asia Pacific	85.1	86.2	271.1	273.2
Other	46.8	43.2	138.8	120.3
Total revenue	$638.9	$608.9	$1,822.3	$1,734.4

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$557.0	$530.8	$1,580.2	$1,503.0
Revenue recognized over time	81.9	78.1	242.1	231.4
Total revenue	$638.9	$608.9	$1,822.3	$1,734.4

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2022, remaining performance obligations were approximately $2,013.3 million. The Company expects to recognize revenue on approximately 78% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2022 and December 31, 2021 was $60.1 million and $46.1 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of September 30, 2022 and December 31, 2021, the contract liabilities were $408.4 million and $430.8 million, respectively. The decrease in the contract liability balance during the nine months ended September 30, 2022 is primarily the result of satisfying performance obligations and foreign currency translation which were offset in part by new cash payments received. Approximately $261.4 million of the contract liability balance on December 31, 2021 was recognized as revenue during the nine months ended September 30, 2022.

4.
Acquisitions

The Company has not presented pro forma financial information reflecting all acquisitions because the impact, individually and collectively, on revenues and net income is not material. The Company does not expect the amounts allocated to goodwill that are attributable to expected synergies to be deductible for tax purposes.

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

The rights (embedded derivative) associated with the founders can be accelerated, at a discounted redemption value, upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the condensed consolidated balance sheet. The hybrid instrument associated with the founders was initially measured at fair value on the acquisition date. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

The rights associated with the other noncontrolling interest shareholders are contingently redeemable at their option. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

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

The preliminary fair value allocation for Optimal included contingent consideration in the amount of GBP 0.3 million (approximately $0.4 million), which represented the estimated fair value of future payments to the former shareholders of Optimal based on achieving revenue targets in 2022. The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the technology, between twelve years and fourteen years for the customer relationships, and thirteen years for the trade names. The Company expects to amortize backlog through the second quarter of 2023.

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

In the nine months ended September 30, 2022, the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Prolab Instruments GmbH	January 17, 2022	BSI Life Science	$5.7	$5.5
PepSep Holding ApS	February 1, 2022	BSI Life Science	4.1	2.8
IonSense, Inc	April 5, 2022	BSI Life Science	9.5	8.1
			$19.3	$16.4

In the nine months ended September 30, 2022, the Company completed minority strategic investments that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Acquisition / Investment	Date Acquired	Segment	Total Consideration	Cash Consideration
PrognomiQ, Inc	Investment	February 16, 2022	BSI Life Science	$12.0	$12.0
Tofwerk, AG	Investment	April 28, 2022	BSI Life Science	18.6	18.6
Other Investments	Investment	Various	BSI Life Science	9.3	9.3
				$39.9	$39.9

Equity-method investments

The Company's investment in Tofwerk, AG is accounted for using the equity-method of accounting. The Company accounts for the investments under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within "Other long-term assets" in the consolidated balance sheets. The Company's proportional share of the earnings or losses as reported by equity-method investees are classified as “Equity in income of unconsolidated investee, net of tax” in the consolidated statements of income and comprehensive income. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment. The Company records investments, including incremental investments, of shares in equity-method investees at cost. In the event the Company no longer has the ability to exercise significant influence over an equity-method investee, the Company would discontinue accounting for the investment under the equity method.

5.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$264.7	$218.7
Work-in-process	269.3	254.9
Finished goods	129.2	144.9
Demonstration units	86.3	91.6
Total Inventories	$749.5	$710.1

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of September 30, 2022, and December 31, 2021, the value of inventory-in-transit was $40.5 million and $49.5 million, respectively.

6.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2021	$339.5
Current period additions/adjustments	74.7
Foreign currency effect	(32.7)
Balance at September 30, 2022	$381.5

Intangible Assets

The following is a summary of intangible assets (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$315.3	$(210.1)	$105.2	$310.4	$(206.8)	$103.6
Customer relationships	162.4	(64.9)	97.5	156.1	(58.2)	97.9
Trade names	17.7	(6.7)	11.0	15.5	(5.8)	9.7
Other	0.9	(0.6)	0.3	1.8	(1.2)	0.6
Intangible assets	$496.3	$(282.3)	$214.0	$483.8	$(272.0)	$211.8

For the three months ended September 30, 2022 and 2021, the Company recorded amortization expense of $8.9 million and $9.3 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $27.5 million and $27.3 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. There were no events noted for the nine months ended September 30, 2022 or 2021.

7.
Debt

The Company’s debt obligations consist of the following (in millions):

	September 30, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$146.8	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	304.6	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	301.6	325.9
U.S. Dollar notes under the 2019 Term Loan Agreement	297.0	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.7)	(2.0)
Other loans	1.9	1.9
Total notes and loans outstanding	1,150.2	1,329.9
Finance lease obligations	3.6	4.3
Total debt	1,153.8	1,334.2
Current portion of long-term debt	(17.0)	(112.4)
Total long-term debt, less current portion	$1,136.8	$1,221.8

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$—	$600.0
Bank guarantees and working capital line	varies	101.3	—	101.3	—
Total revolving lines of credit		$701.3	$—	$101.3	$600.0

As of September 30, 2022, the Company was in compliance with the financial covenants of all debt agreements.

As of September 30, 2022, the Company had several cross-currency and interest rate swap agreements with a notional value of $148.5 million of U.S. to Swiss Franc and a notional value of $248.5 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $2.5 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively, and by $5.2 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

On June 16, 2022, the Company entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current London Interbank Offered Rate ("LIBOR") rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall back rates and day conventions were also changed. No other material terms were modified with this agreement. During 2022, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded.

On September 30, 2022, the Company entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the "Amendments"), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from LIBOR to Secured Overnight Financing Rate ("SOFR"). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. The Company did not record any gains or losses on the conversion of the reference rate for Borrowings under the Term Loan Agreement from LIBOR to SOFR.

8.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

September 30, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$204.1	$18.0	$186.1	$—
Interest rate and cross-currency swap agreements	57.2	—	57.2	—
Forward currency contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$262.9	$18.0	$243.7	$1.2
Liabilities:
Contingent consideration	$6.5	$—	$—	$6.5
Hybrid instruments liability	31.3	—	—	31.3
Liability awards	0.5	—	—	0.5
Interest rate and cross-currency swap agreements	5.8	—	5.8	—
Forward currency contracts	1.2	—	1.2	—
Fixed price commodity contracts	1.1	—	1.1	—
Long-term fixed interest rate debt	717.7	—	717.7	—
Total liabilities recorded at fair value	$764.1	$—	$725.8	$38.3

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$367.7	$—	$367.7	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross-currency swap agreements	6.4	—	6.4	—
Forward currency contracts	0.7	—	0.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$476.6	$—	$475.4	$1.2
Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Hybrid instruments liability	15.6	—	—	15.6
Interest rate and cross-currency swap agreements	23.9	—	23.9	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	1,043.3	—	1,043.3	—
Total liabilities recorded at fair value	$1,089.7	$—	$1,067.5	$22.2

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the nine months ended September 30, 2022 or 2021.

The fair value of the long-term fixed interest rate debt, classified as Level 2, was based on market and observable sources with similar maturity dates. The carrying value of the Company's variable rate debt approximates its fair value at September 30, 2022 and December 31, 2021.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could indicate an impairment. There were none noted for the nine months ended September 30, 2022 or 2021.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2021	$6.6
Current period additions	3.1
Current period adjustments	2.1
Current period settlements	(4.9)
Foreign currency effect	(0.4)
Balance at September 30, 2022	$6.5

As part of the 2018 Mestrelab Research, S.L. ("Mestrelab") and 2022 PreOmics acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be accelerated, at discounted redemption values, upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2021	$15.6
Current period additions	20.4
Current period adjustments	10.9
Current period settlements	(11.6)
Foreign currency effect	(4.0)
Balance at September 30, 2022	$31.3

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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	September 30, 2022		December 31, 2021
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$15.2		$6.4
Other assets		42.0		—
Other current liabilities		—		(5.8)
Other long-term liabilities		(5.8)		(18.1)
	$397.0	$51.4	$504.3	$(17.5)
Long-term debt
Long-term debt	753.0	37.6	825.8	(35.1)
Total derivatives designated as hedging instruments	$1,150.0	$89.0	$1,330.1	$(52.6)
Derivatives not designated as hedging instruments:
Forward currency contracts
Other current assets	$30.7	$0.1	$157.7	$0.7
Other current liabilities	100.8	(1.2)	23.0	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	12.5	0.3	8.5	0.2
Fixed price commodity contracts
Other current assets	—	—	5.5	0.4
Other current liabilities	7.8	(1.1)	—	—
Total derivatives not designated as hedging instruments	$151.8	$(1.9)	$194.7	$1.0
Total derivatives	$1,301.8	$87.1	$1,524.8	$(51.6)

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $12.5 million and $8.5 million for the purchase of products at September 30, 2022 and December 31, 2021, respectively. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(2.8)	$(0.9)	$(6.9)	$(4.8)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.1	0.1	0.1	(0.3)
		(2.7)	(0.8)	(6.8)	(5.1)
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$0.3	$(1.2)	$(1.3)	$(3.5)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.2	2.6	6.5	7.6
		2.5	1.4	5.2	4.1
Total		$(0.2)	$0.6	$(1.6)	$(1.0)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$7.5	$0.9	$22.6	$11.5
		7.5	0.9	22.6	11.5
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$12.4	$7.4	$27.4	$25.6
Long-term debt	Accumulated other comprehensive income, net of tax	23.0	2.2	55.5	22.2
		35.4	9.6	82.9	47.8
Total		$42.9	$10.5	$105.5	$59.3

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

The income tax provision for the three months ended September 30, 2022 and 2021 was $41.2 million and $20.7 million, respectively, representing effective tax rates of 31.9% and 19.0%, respectively. The income tax provision for the nine months ended September 30, 2022 and 2021 was $93.0 million and $69.5 million, respectively, representing effective tax rates of 31.8% and 25.4%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. legislation that became effective as of January 1, 2022 limiting the deductibility of research and development expenses and the benefit relating to foreign tax credits and the impact of the Mutual Agreement Procedures ("MAP") resolution. The Company’s effective tax rate may change over time as the amount or mix of income and tax changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $46.0 million and $51.4 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2022 and December 31, 2021, approximately $4.0 million and $3.1 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.4 million and $0.2 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended September 30, 2022 and 2021 respectively. Penalties and interest of $0.9 million and $0.6 million were recorded in the provision for income taxes for unrecognized tax benefits during the nine months ended September 30, 2022 and 2021, respectively.

The Company has been subject to a tax examination in Germany for the years 2009 through 2012 whereby the German tax authorities had imposed additional tax assessments for those years. A final resolution has been reached with the respective tax authorities under the MAP of the United States-Germany income tax treaty during the first quarter of 2022. The related tax assessments were paid in the second quarter of 2022, except for interest and penalties, which remains outstanding.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2022 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.9% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2022.

11.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Bruker Corporation	$88.1	$87.1	$199.2	$201.4
Weighted average common shares outstanding:
Weighted average common shares outstanding-basic	147.8	151.4	149.1	151.5
Effect of dilutive securities:
Stock options and restricted stock units	0.8	1.4	0.8	1.5
	148.6	152.8	149.9	153.0
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.58	$1.34	$1.33
Diluted	$0.59	$0.57	$1.33	$1.32

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	0.1	—	0.1	—
Unvested restricted stock units	0.3	—	0.2	—

12.
Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a share repurchase plan (the “2019 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, the Company purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. The Company completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of common stock in the amount of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended September 30, 2022, the Company purchased a total of 1,192,898 shares at an aggregate cost of $72.4 million under the 2021 Repurchase Program. During the nine months ended September 30, 2022, the Company purchased a total of 3,779,694 shares at an aggregate cost of $238.3 million under the 2021 Repurchase Program. During the nine months ended September 30, 2021, the Company purchased a total of 530,703 shares at an aggregate cost of $36.6 million under the 2021 Repurchase Program. No shares were purchased during the three months ended September 30, 2021. At September 30, 2022, $142.9 million remains available for future purchases under the 2021 Repurchase Program.

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income	$88.4	$88.1	$200.2	$204.6
Foreign currency translation adjustments	(88.3)	(26.6)	(195.7)	(80.2)
Derivatives designated as hedging instruments, net of tax	42.9	10.5	105.5	59.3
Pension liability adjustments, net of tax	1.6	1.1	3.7	4.4
Comprehensive income	44.6	73.1	113.7	188.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.7	(0.5)	0.9
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.6)	—	(1.3)	—
Comprehensive income attributable to Bruker Corporation	$45.5	$72.4	$115.5	$187.2

The following is a summary of the components of accumulated other comprehensive income (loss) attributable to Bruker Corporation, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$63.1	$(40.1)	$(31.2)	$(8.2)
Other comprehensive (loss) income before reclassifications	(193.1)	105.5	2.4	(85.2)
Realized gain on amounts reclassified from other comprehensive income	—	—	1.3	1.3
Net current period other comprehensive (loss) income	(193.1)	105.5	3.7	(83.9)
Balance at September 30, 2022	$(130.0)	$65.4	$(27.5)	$(92.1)

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenue	$0.2	$0.6	$1.0	$1.6
Selling, general and administrative	3.3	2.6	9.2	7.6
Research and development	0.4	0.6	1.3	1.6
Total stock-based compensation expense	$3.9	$3.8	$11.5	$10.8

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $1.3 million and $0.3 million in the three months ended September 30, 2022 and 2021, respectively, and $11.4 million and $1.1 million in the nine months ended September 30, 2022 and 2021, respectively, related to the Mestrelab and PreOmics acquisitions.

At September 30, 2022, the Company expected to recognize pre-tax stock-based compensation expense of $3.5 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.7 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $34.1 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.7 years.

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

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rates	3.03%	0.62%
Expected life	4.4 years	4.4 years
Volatility	36%	34%
Expected dividend yield	0.32%	0.20%

Stock option activity was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2021	1,355,152	$30.98
Granted	73,365	65.43
Exercised	(163,439)	24.98
Forfeited/Expired	(3,886)	22.88
Outstanding at September 30, 2022	1,261,192	$33.78	3.8	$27.8
Exercisable at September 30, 2022	1,037,141	$27.59	3.3	$27.1
Exercisable and expected to vest at September 30, 2022 (a)	1,233,176	$33.07	3.8	$27.7
(a)
Represents the number of vested options at September 30, 2022, plus the number of unvested options at September 30, 2022 that are ultimately expected to vest based on our estimated forfeiture rate.
(b)
The aggregate intrinsic value is based on the positive difference between the exercise price of the underlying options and the quoted price of our common stock on September 30, 2022.

The total intrinsic value of options exercised was $6.6 million and $31.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Restricted stock unit activity was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Value
Outstanding at December 31, 2021	654,470	$53.44
Granted	283,681	62.93
Vested	(275,082)	47.61
Forfeited	(25,660)	57.02
Outstanding at September 30, 2022	637,409	$60.04

The total fair value of restricted stock units vested was $17.3 million and $26.6 million for the nine months ended September 30, 2022 and 2021, respectively.

13.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Information technology transformation costs	$(0.4)	$1.1	$2.1	$2.6
Restructuring charges	0.5	0.9	3.3	3.6
Acquisition-related expenses, net	1.7	0.6	15.1	3.8
Other	1.2	(0.5)	2.5	(0.5)
Other charges, net	$3.0	$2.1	$23.0	$9.5

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$(0.2)	$0.2	$1.2	$1.5
Other charges, net	0.5	0.9	3.3	3.6
Total	$0.3	$1.1	$4.5	$5.1

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2021	$6.4	$3.5	$0.3	$2.6
Restructuring charges	4.5	2.8	1.7	—
Cash payments	(6.8)	(5.0)	(1.8)	—
Other, non-cash adjustments and foreign currency effect	(1.7)	(0.2)	—	(1.5)
Balance at September 30, 2022	$2.4	$1.1	$0.2	$1.1

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

As of September 30, 2022 and December 31, 2021, the Company has not recorded any material accruals for potential contingencies.

15. Business Segment Information

The Company has three reportable segments, BSI Life Science, BSI Nano and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
BSI Life Science	$383.2	$380.7	$1,094.3	$1,074.3
BSI Nano	199.1	174.9	559.8	504.6
BEST	59.3	57.0	178.2	166.0
Eliminations (a)	(2.7)	(3.7)	(10.0)	(10.5)
Total revenue	$638.9	$608.9	$1,822.3	$1,734.4
Operating income (loss):
BSI Life Science	$104.2	$100.9	$260.3	$263.4
BSI Nano	35.3	21.8	72.2	55.1
BEST	8.2	7.4	21.4	18.3
Corporate, eliminations and other (b)	(16.4)	(16.9)	(52.2)	(48.9)
Total operating income	$131.3	$113.2	$301.7	$287.9
(a)
Represents product and service revenue between reportable segments.
(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	September 30, 2022	December 31, 2021
Assets:
BSI Life Science, BSI Nano & Corporate	$3,254.0	$3,560.5
BEST	89.0	97.9
Eliminations and other (a)	(6.1)	(8.4)
Total assets	$3,336.9	$3,650.0
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

We define free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities. These measures may also be useful to investors in evaluating the underlying operating performance of our business. The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

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

Revenue for the three months ended September 30, 2022 increased by $30.0 million, or 4.9%, to $638.9 million, compared to $608.9 million for the comparable period in 2021. Included in revenue was a decrease of approximately $55.0 million from unfavorable foreign exchange rate movements, partially offset by an increase of $7.6 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $77.4 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2021.

Revenue for the nine months ended September 30, 2022 increased by $87.9 million, or 5.1% to $1,822.3 million, compared to $1,734.4 million for the comparable period in 2021. Included in revenue was a decrease of approximately $120.5 million from unfavorable foreign exchange rate movements, partially offset by an increase of $22.7 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $185.7 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2021.

Our gross profit margin increased to 52.5% during the three months ended September 30, 2022, as compared to 50.7% in the same period in 2021, the result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

Our gross profit margin increased to 51.6% during the nine months ended September 30, 2022, as compared to 50.0% in the same period in 2021, the result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

Our income tax provision in the three months ended September 30, 2022 and 2021 was $41.2 million and $20.7 million, respectively, representing effective tax rates of 31.9% and 19.0%, respectively. Our income tax provision in the nine months ended September 30, 2022 and 2021 was $93.0 million and $69.5 million, respectively, representing effective tax rates of 31.8% and 25.4%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in 2022 limiting the deductibility of research and development expenses and the benefit relating to stock compensation deductions in the prior year period.

Diluted earnings per share for the three months ended September 30, 2022 was $0.59, an increase of $0.02 compared to $0.57 per share in the same period in 2021. Diluted earnings per share for the nine months ended September 30, 2022 was $1.33, an increase of $0.01 compared to $1.32 per share in the same period in 2021. The increase in diluted earnings per share in both the three months and nine months ended September 30, 2022 was primarily driven by higher net income and offset by acquisition related hybrid instrument liability adjustments recognized during the periods.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Nine Months Ended September 30,
	2022	2021
GAAP net cash provided by operating activities	$102.9	$143.8
Less: purchases of property, plant and equipment	(94.6)	(63.6)
Free cash flow	$8.3	$80.2

During the three months ended September 30, 2022, the BEST reportable segment entered into a purchase and sale agreement to acquire the land and buildings being leased at its Hanau, Germany location for a total purchase price, inclusive of closing costs, of Euro 34.2 million ($33.8 million).

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Gross profit	$335.3	52.5%	$308.7	50.7%	$939.8	51.6%	$868.0	50.0%
Non-GAAP adjustments:
Restructuring costs	(0.3)	—	0.2	—	1.1	0.1%	1.6	0.1%
Acquisition-related costs	0.1	—	0.1	—	0.3	—	0.1	—
Purchased intangible amortization	4.5	0.7%	5.3	0.9%	13.5	0.7%	15.0	0.9%
Other costs	0.2	—	0.6	0.1%	3.1	0.2%	0.1	—
Non-GAAP gross profit	$339.8	53.2%	$314.9	51.7%	$957.8	52.6%	$884.8	51.0%

Our non-GAAP gross profit margin was 53.2% and 51.7% in the three months ended September 30, 2022 and 2021, respectively. Our non-GAAP gross profit margin was 52.6% and 51.0% in the nine months ended September 30, 2022 and 2021, respectively. The increases in our non-GAAP gross profit margins in both the three months and nine months ended September 30, 2022 were driven by favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Operating income	$131.3	20.6%	$113.2	18.6%	$301.7	16.6%	$287.9	16.6%
Non-GAAP adjustments:
Restructuring costs	0.2	—	1.1	0.2%	4.4	0.2%	5.2	0.3%
Acquisition-related costs	1.8	0.3%	0.7	0.1%	15.4	0.9%	3.9	0.2%
Purchased intangible amortization	8.9	1.4%	9.2	1.5%	27.5	1.5%	27.2	1.6%
Other costs	1.0	0.1%	1.2	0.2%	7.7	0.4%	2.2	0.1%
Non-GAAP operating income	$143.2	22.4%	$125.4	20.6%	$356.7	19.6%	$326.4	18.8%

Our non-GAAP operating margin was 22.4% and 20.6% in the three months ended September 30, 2022 and 2021, respectively. Our non-GAAP operating margin was 19.6% and 18.8% in the nine months ended September 30, 2022 and 2021, respectively. Our non-GAAP operating margin increased in 2022 due to the gross margin expansion, partially offset by increased investments in sales and marketing and in our research and development capabilities, as compared to 2021.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
the impact of the COVID-19 global pandemic, inflation, the threat of recession, financial liquidity, currency volatility or devaluation and geopolitical tensions on our customers, supply chain or manufacturing capabilities;
•
potential energy shortages in Europe where we have significant operations and overall higher energy and transportation costs;
•
the impact of certain weather-related disruptions;
•
the timing of governmental stimulus programs and academic research budgets;
•
the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
•
foreign currency exchange rates;
•
changes in raw material, component and logistics costs;
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
•
our ability to identify suitable acquisition targets and successfully integrate and manage acquired business; and
•
costs related to acquisitions of technology or businesses.

Several of these factors have in the past affected and continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. The COVID-19 pandemic continues to present a challenging operating environment. Throughout the COVID-19 pandemic, we have been focused on and continue to focus on three key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; and delivering our enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

Health and safety of our valued employees, customers and partners

Although we expect that COVID-19 vaccinations and boosters broadly distributed and administered will continue to improve conditions, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. In response to the COVID-19 pandemic, we implemented strict social distancing, enhanced cleaning protocols and other preventative measures in our major facilities to ensure the health and safety of our valued employees, customers and partners - and we may take further actions, or be required to take further actions, that are in the best interests of our employees, customers and partners. While many of our office colleagues worked remotely at the height of the pandemic and through subsequent surges, we placed enhanced focus on the safety of our service organization and factory employees for whom work from home was not feasible. Where customer sites were accessible and open, our field service organizations operated under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees needed to be on site. Consistent with local government and health organization guidelines, many of our facilities have started a gradual return to the office for employees who have been working remotely. Although we are adhering with applicable government and health organization guidelines, an outbreak of COVID-19 at one or more of our facilities could cause a facility shutdown and a reduction in our workforce. As we continue to monitor developments and make appropriate adjustments, as needed, employee and visitor health and safety will remain our paramount concern.

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. In late March and during parts of April 2020, several of our manufacturing sites underwent temporary controlled shutdowns or were operating at reduced capacity to implement new safety protocols, comply with local rules, and manage cost and inventory levels. These sites thereafter ramped back up with expanding capacity and productivity levels. However, with any resurgence of the virus or the emergence of additional variants and subvariants, particularly those that are resistant to existing vaccines, we may again need to consider temporary controlled shutdowns or reduced capacity measures. In addition, we are continuing capital investments in production facilities for efficiencies and expansion. We continue to encounter supply chain risks associated with the pandemic, the global economy, including inflation, the threat of recession, financial liquidity, currency volatility or devaluation and geopolitical tensions, and the worldwide shortage of semiconductor chips, components and raw materials, such as copper.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: revenue recognition; stock-based compensation expense; restructuring and other related charges; income taxes, including the recoverability of deferred tax assets; allowances for doubtful accounts; inventory reductions for excess and obsolete inventories; estimated fair values of long-lived assets used to measure the recoverability of long-lived assets; intangible assets and goodwill; expected future cash flows used to measure the recoverability of intangible assets and long-lived assets; warranty costs; derivative financial instruments; and contingent liabilities. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and historical experience.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$536.6	$508.3	$28.3	5.6%
Service revenue	100.9	99.0	1.9	1.9%
Other revenue	1.4	1.6	(0.2)	(12.5)%
Total revenue	638.9	608.9	30.0	4.9%
Cost of product revenue	240.5	243.5	(3.0)	(1.2)%
Cost of service revenue	63.1	56.5	6.6	11.7%
Cost of other revenue	—	0.2	(0.2)	(100.0)%
Total cost of revenue	303.6	300.2	3.4	1.1%
Gross profit	335.3	308.7	26.6	8.6%
Operating expenses:
Selling, general and administrative	144.8	141.3	3.5	2.5%
Research and development	56.2	52.1	4.1	7.9%
Other charges, net	3.0	2.1	0.9	42.9%
Total operating expenses	204.0	195.5	8.5	4.3%
Operating income	131.3	113.2	18.1	16.0%
Interest and other income (expense), net	(2.0)	(4.4)	2.4	(54.5)%
Income before income taxes, equity in income of unconsolidated investee, net of tax, and noncontrolling interests in consolidated subsidiaries	129.3	108.8	20.5	18.8%
Income tax provision	41.2	20.7	20.5	99.0%
Equity in income of unconsolidated investee, net of tax	0.3	—	0.3
Consolidated net income	88.4	88.1	0.3	0.3%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.3	1.0	(0.7)	(70.0)%
Net income attributable to Bruker Corporation	$88.1	$87.1	$1.0	1.1%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions offset by the negative impact of foreign currency translation. The Bruker BioSpin Group revenue for the three months ended September 30, 2022 was $175.7 million, a decrease of 5.8% compared to the same period in 2021. The decrease related primarily to the negative impact of foreign currency translation and the negative impact of material availability on revenue execution. The Bruker CALID Group revenue for the three months ended September 30, 2022 was $207.5 million, an increase of 6.8% compared to the same period in 2021. The increase in revenues was a direct result of strong demand for our differentiated instruments, partially offset by supply chain constraints and the negative impact of foreign currency translation. BSI Nano revenue for the three months ended September 30, 2022 was $199.1 million, an increase of 13.8% compared to the same period in 2021. The increase in BSI Nano revenue was driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the three months ended September 30, 2022 was $59.3 million, an increase of 4.0% compared to the same period in 2021, driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the third quarter 2022, our North American revenue grew 17.7%, Asia Pacific increased by 2.7%, while European revenue declined by 3.5% compared to the same period in 2021.

Gross Profit

The increase in gross profit in the three months ended September 30, 2022, as compared to the same period in 2021, was a result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges and inflationary margin challenges compared to 2021.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2022 decreased to 22.7% of total revenue, from 23.2% of total revenue for the comparable period in 2021. The decrease as a percentage of revenue was a result of cost control measures to manage the current inflation challenges as well as foreign currency effects.

Research and Development

Our research and development expenses for the three months ended September 30, 2022 increased to 8.8% of total revenue from 8.6% of total revenue for the comparable period in 2021. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities.

Other Charges, Net

Other charges, net for the three months ended September 30, 2022 consisted of $1.7 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $0.5 million of restructuring costs, $(0.4) million of costs associated with our global information technology (IT) transformation activities, and $1.2 million of other charges. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended September 30, 2021 consisted of $1.1 million of costs associated with our global information technology (IT) transformation activities, $0.9 million of restructuring costs and $0.6 million of acquisition-related charges to acquisitions completed in 2021 and 2020.

Operating Income

The increase in operating income was due to higher gross profit resulting from differentiated instruments and solutions offset by certain sales and marketing investments and investments research and development capabilities.

Interest and Other Income (Expense), Net

The decline in interest and other income (expense), net in the three months ended September 30, 2022, as compared to the same period in 2021 was primarily due to lower foreign currency exchange losses driven by strengthening of the U.S. dollars against other currencies.

Income Tax Provision

The 2022 and 2021 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended September 30, 2022 and 2021 were 31.9% and 19.0%, respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in 2022 limiting the deductibility of research and development expenses and the benefit related to stock compensation deductions in the prior year period.

Equity in Income of Unconsolidated Investee, net of tax

Equity in Income of Unconsolidated Investee, net of tax represents the Company's proportional share of the earnings or losses as reported by equity-method investees.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
BSI Life Science	$383.2	$380.7	$2.5	0.7%
BSI Nano	199.1	174.9	24.2	13.8%
BEST	59.3	57.0	2.3	4.0%
Eliminations (a)	(2.7)	(3.7)	1.0
Total revenue	$638.9	$608.9	$30.0	4.9%
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

The increase in revenue for the BSI Life Science segment in the three months ended September 30, 2022 was due to strong demand for our differentiated instruments, partially offset by supply chain constraints and the negative impact of foreign currency translation. The increase in revenue for the BSI Nano segment was driven by strong demand in industrial research and semiconductor customers. The increase in revenue for the BEST segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended September 30,
	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$104.2	27.2%	$100.9	26.5%
BSI Nano	35.3	17.7%	21.8	12.5%
BEST	8.2	13.8%	7.4	13.0%
Corporate, eliminations and other (a)	(16.4)		(16.9)
Total operating income	$131.3	20.6%	$113.2	18.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin increases in the BSI Life Science and BSI Nano segments was primarily due to higher gross margin resulting from favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements offset by planned sales, marketing and research and development investments, supply chain and logistics challenges and inflationary margin challenges in 2022, as compared to 2021. The operating margin increase in the BEST segment was primarily driven by restructuring activities in the prior year period partially, offset by inflationary margin challenges in 2022.

Consolidated Results

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following table presents our results (in millions):

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$1,512.8	$1,441.2	$71.6	5.0%
Service revenue	305.0	287.8	17.2	6.0%
Other revenue	4.5	5.4	(0.9)	(16.7)%
Total revenue	1,822.3	1,734.4	87.9	5.1%
Cost of product revenue	699.6	700.4	(0.8)	(0.1)%
Cost of service revenue	182.8	165.3	17.5	10.6%
Cost of other revenue	0.1	0.7	(0.6)	(85.7)%
Total cost of revenue	882.5	866.4	16.1	1.9%
Gross profit	939.8	868.0	71.8	8.3%
Operating expenses:
Selling, general and administrative	442.7	407.9	34.8	8.5%
Research and development	172.4	162.7	9.7	6.0%
Other charges, net	23.0	9.5	13.5	142.1%
Total operating expenses	638.1	580.1	58.0	10.0%
Operating income	301.7	287.9	13.8	4.8%
Interest and other income (expense), net	(8.8)	(13.8)	5.0	(36.2)%
Income before income taxes, equity in income of unconsolidated investee, net of tax, and noncontrolling interests in consolidated subsidiaries	292.9	274.1	18.8	6.9%
Income tax provision	93.0	69.5	23.5	33.8%
Equity in income of unconsolidated investee, net of tax	0.3	—	0.3
Consolidated net income	200.2	204.6	(4.4)	(2.2)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.0	3.2	(2.2)	(68.8)%
Net income attributable to Bruker Corporation	$199.2	$201.4	$(2.2)	(1.1)%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions offset by the negative impact of foreign currency translation. The Bruker BioSpin Group revenue for the nine months ended September 30, 2022 was $493.3 million, a slight decrease of 0.2% compared to the same period in 2021. The decrease was driven by the negative impact of foreign currency translation, mostly offset by growth in demand across end markets. The Bruker CALID Group revenue for the nine months ended September 30, 2022 was $601.0 million, an increase of 3.6% compared to the same period in 2021. The increase in revenues was a direct result of strong demand for our differentiated instruments, partially offset by supply chain constraints and the negative impact of foreign currency translation. BSI Nano revenue for the nine months ended September 30, 2022 was $559.8 million, an increase of 10.9% compared to the same period in 2021. The increase in BSI Nano revenue was driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the nine months ended September 30, 2022 was $178.2 million, an increase of 7.3% compared to the same period in 2021, driven by strong superconductor demand from major medical magnetic resonance imaging manufacturers.

Geographically in the nine months ended September 30, 2022, our North American revenue grew 19.0%, Asia Pacific increased by 6.9%, while European revenue declined by 6.7% compared to the same period in 2021.

Gross Profit

The increase in gross profit in the nine months ended September 30, 2022, as compared to the same period in 2021, was a result of favorable mix, volume leverage, price realization and net favorable impact of foreign exchange rate movements, partially offset by supply chain, logistics and inflationary challenges compared to 2021.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2022 increased to 24.3% of total revenue, from 23.5% of total revenue for the comparable period in 2021. The increase as a percentage of revenue was a result of investments in our commercial infrastructure and driven by higher freight, logistics and commission costs.

Research and Development

Our research and development expenses for the nine months ended September 30, 2022 increased to 9.5% of total revenue, from 9.4% of total revenue for the comparable period in 2021. The consistent percentage relates to higher overall revenues in addition to our increased investment in research and development capabilities period over period.

Other Charges, Net

Other charges, net for the nine months ended September 30, 2022 consisted of $15.1 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $3.3 million of restructuring costs, $2.1 million of costs associated with our global information technology (IT) transformation activities, $1.8 million of other charges, and $0.7 million related to suspension of operations in Russia.

Other charges, net for the nine months ended September 30, 2021 consisted of $3.8 million of acquisition-related charges to acquisitions completed in 2021 and 2020, $3.6 million of restructuring costs and $2.6 million of costs associated with our global IT transformation activities.

Operating Income

The increase in operating income was due to higher gross profit resulting from favorable mix, volume leverage, price realization and net favorable impact of foreign exchange rate movements offset by planned sales and marketing investments, supply chain and logistics challenges and inflationary margin challenges in 2022, as compared to 2021, and investments in research and development capabilities.

Interest and Other Income (Expense), Net

The decline in interest and other income (expense), net in the nine months ended September 30, 2022, as compared to the same period in 2021 was primarily due to lower foreign currency exchange losses driven by strengthening of the U.S. dollars against other currencies as well as fair value gains from strategic investments.

Income Tax Provision

The 2022 and 2021 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 31.8% and 25.4% respectively. The increase in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in 2022 limiting the deductibility of research and development expenses and the benefit related to stock compensation deductions in the prior year period.

Equity in Income of Unconsolidated Investee, net of tax

Equity in Income of Unconsolidated Investee, net of tax represents the Company's proportional share of the earnings or losses as reported by equity-method investees.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
BSI Life Science	$1,094.3	$1,074.3	$20.0	1.9%
BSI Nano	559.8	504.6	55.2	10.9%
BEST	178.2	166.0	12.2	7.3%
Eliminations (a)	(10.0)	(10.5)	0.5
Total revenue	$1,822.3	$1,734.4	$87.9	5.1%
(a)
Represents product and service revenue between reportable segments.

The increase in revenue for the BSI Life Science segment in the nine months ended September 30, 2022 was due to strong demand for our differentiated instruments, partially offset by supply chain constraints and the negative impact of foreign currency translation. The increase in revenue for the BSI Nano segment was driven by strong demand in industrial research and semiconductor customers. The increase in revenue for the BEST segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Nine Months Ended September 30,
	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI Life Science	$260.3	23.8%	$263.4	24.5%
BSI Nano	72.2	12.9%	55.1	10.9%
BEST	21.4	12.0%	18.3	11.0%
Corporate, eliminations and other (a)	(52.2)		(48.9)
Total operating income	$301.7	16.6%	$287.9	16.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin decrease in the BSI Life Science and increase in the BSI Nano segments was primarily due to higher gross margin resulting from differentiated products and operating leverage, partially offset by planned commercial investments. The operating margin increase in the BEST segment resulted from higher revenue.

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

Cash, cash equivalents and short-term investments at September 30, 2022 and December 31, 2021 totaled $626.2 million and $1,168.2 million, respectively, of which $535.9 million and $646.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands, Switzerland and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$102.9	$143.8
Net cash used in investing activities	(102.3)	(143.8)
Net cash used in financing activities	(379.2)	(85.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63.8)	(23.4)
Net change in cash, cash equivalents and restricted cash	$(442.4)	$(109.0)

Cash provided by operating activities during the nine months ended September 30, 2022 resulted primarily from consolidated net income adjusted for non-cash items of $273.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $170.7 million. The decrease was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payments partially offset by customer advances received during the period related to new orders and deferral of revenue due to supply chain challenges. Cash provided by operating activities during the nine months ended September 30, 2021 resulted from consolidated net income adjusted for non-cash items of $300.9 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $157.1 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebound in our business and end markets. The decrease in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2021 was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payment payables and increased revenues at the end of the period.

Cash used in investing activities during the nine months ended September 30, 2022 resulted primarily from acquisitions of $85.5 million, purchases of property, plant and equipment of $94.6 million, and strategic investments of $40.8 million, offset by maturity of short-term investments of $100.0 million and $13.8 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the nine months ended September 30, 2021 resulted primarily from purchases of property, plant and equipment of $63.6 million, purchases of short-term investments of $48.0 million and acquisitions of $45.0 million offset by $8.6 million of net proceeds from our cross-currency swap agreements.

Net cash used in financing activities during the nine months ended September 30, 2022 was primarily from cash paid for purchases of common stock under our repurchase program of $236.8 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $22.4 million for the payment of dividends. Net cash used in financing activities during the nine months ended September 30, 2021 was primarily from cash paid for purchases of common stock under our repurchase program of $71.1 million and $18.2 million for the payment of dividends.

Share Repurchase Program

In May 2019, our Board of Directors approved our share repurchase program (the “2019 Repurchase Program”) under which repurchases of common stock in the amount of up to $300.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the nine months ended September 30, 2021, we purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended September 30, 2022, we purchased 1,192,898 shares at an aggregate cost of $72.4 million under the 2021 Repurchase Program. During the nine months ended September 30, 2022, we purchased a total of 3,779,694 shares at an aggregate cost of $238.3 million under the 2021 Repurchase Program. During the nine months ended September 30, 2021, we purchased a total of 530,703 shares at an aggregate cost of $36.6 million under the 2021 Repurchase Program. No shares were purchased during the three months ended September 30, 2021. At September 30, 2022, $142.9 million remains available for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $148.5 million of U.S. to Swiss Franc and a notional value of $248.5 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $2.5 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively and by $5.2 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively. We anticipate these swap agreements will lower net interest expense in future years.

On June 16, 2022, we entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current London Interbank Offered Rate ("LIBOR") rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall back rates and day conventions were also changed. No other material terms were modified with this agreement. During 2022, we adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded.

On September 30, 2022, we entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the "Amendments"), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from LIBOR to Secured Overnight Financing Rate ("SOFR"). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. We did not record any gains or losses on the conversion of the reference rate for Borrowings under the Term Loan Agreement from LIBOR to SOFR.

We had the following debt outstanding (in millions):

	September 30, 2022	December 31, 2021
EUR notes (in U.S. dollars) under the 2021 Note Purchase Agreement	$146.8	$170.7
CHF notes (in U.S. dollars) under the 2021 Note Purchase Agreement	304.6	329.2
CHF notes (in U.S. dollars) under the 2019 Note Purchase Agreement	301.6	325.9
U.S. Dollar notes under the 2019 Term Loan Agreement	297.0	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.7)	(2.0)
Other loans	1.9	1.9
Total notes and loans outstanding	1,150.2	1,329.9
Finance lease obligations	3.6	4.3
Total debt	1,153.8	1,334.2
Current portion of long-term debt	(17.0)	(112.4)
Total long-term debt, less current portion	$1,136.8	$1,221.8

As of September 30, 2022, we had no off-balance sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2022 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$—	$600.0
Bank guarantees and working capital line	varies	101.3	—	101.3	—
Total revolving lines of credit		$701.3	$—	$101.3	$600.0

As of September 30, 2022, we were compliant with the financial covenants of these debt agreements.

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

For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we would have received before the rate increase went into effect. If we price our products in U.S. dollars and competitors price products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S. dollar strengthened against the Japanese Yen, our Japanese-based competitors would have a greater pricing advantage over us.

Changes in foreign currency translation rates decreased our revenue by 9.0% and increased our revenue by 1.0% for the three months ended September 30, 2022 and 2021, respectively. Changes in foreign currency translation rates decreased our revenue by 6.9% and increased our revenue by 4.5% for the nine months ended September 30, 2022 and 2021, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended September 30, 2022 and 2021, we recorded net gains (losses) from currency translation adjustments of $(88.3) million and $(26.6) million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded net losses from foreign currency translation of $(195.7) million and $(80.2) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

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

As of September 30, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $148.5 million of U.S. dollar to Swiss Franc and a notional value of $248.5 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended September 30, 2022 and 2021, we recorded net gains from the changes in fair value of the derivatives of $19.9 million and net gains of $8.4 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded net gains from the changes in fair value of the derivatives of $50.0 million and $37.2 million, respectively.

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

For the three months ended September 30, 2022 and 2021, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $23.0 million and $2.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded net gains (losses) from the change in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $55.5 million and $22.2 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2022 and December 31, 2021, we had foreign exchange contracts with notional amounts aggregating $131.5 million and $180.7 million, respectively. We will continue to evaluate our currency risks and, in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2022 and December 31, 2021, we had fixed price commodity contracts with notional amounts aggregating $7.8 million and $5.5 million, respectively. The fair value of the fixed price commodity contracts at September 30, 2022 and December 31, 2021 was $(1.1) million and $0.4 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our condensed consolidated financial statements. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended September 30, 2022 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
July 1 - July 31, 2022	164,755	$64.13	164,755	$204,704,349
August 1 - August 31, 2022	879,608	61.70	879,608	150,433,926
September 1 - September 30, 2022	148,535	51.02	148,535	142,856,393
	1,192,898	$60.70	1,192,898	$142,856,393
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

10.1*

Second Amendment to Credit Agreement dated December 11, 2019, by and among the Company and certain of its subsidiaries as borrowers, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., TD Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders

10.2*

Second Amendment to Term Loan Agreement dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2022	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)