Form 10-K
period 2022-12-31
BRUKER CORP
filed 2023-03-01
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,000,778,289 based on the reported last sale price on the Nasdaq Global Select Market. The number of shares of the registrant’s common stock outstanding as of February 22, 2023 was 146,730,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Shareholders to be filed within 120 days of the close of the registrant’s fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of supply chain challenges on our business and operations, expectations regarding the global economy, inflation, the potential for recession and geopolitical tensions, our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, our competition, the seasonality of our business, the sufficiency of our facilities, our employee relations, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, the impact of COVID-19, and our expectations regarding backlog and revenue. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to the length and severity of any recession and the impact of global economic conditions, the impact of supply chain challenges including inflationary pressures, the impact of geopolitical tensions and any sanctions, continued volatility in the capital markets, the impact of increased interest rates, the integration and assumption of liabilities of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs, the effect of a concentrated ownership of our common stock, loss of key personnel, payment of future dividends and other factors. Many of these factors are described in more detail in this Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the Securities and Exchange Commission (the “SEC”). While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

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

Business Segments

We have four reportable segments, Bruker Scientific Instruments (BSI) BioSpin, BSI CALID, BSI Nano and Bruker Energy & Supercon Technologies (BEST).

BSI BioSpin Segment

The BSI BioSpin Segment comprises the Bruker Magnetic Resonance, Applied Industrial and Clinical, Preclinical Imaging and Service and Lifecycle Support and Integrated Data Solution Divisions. BSI BioSpin designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field emits a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers an NMR system or an EPR system (each as defined below). BSI BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT and MPI Technologies (each as defined below).

BSI BioSpin’s products, which have particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and the food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and thus allows them to understand fundamental biological processes including the formation and progression of diseases. Furthermore, BSI BioSpin's product enables the characterization of mixtures and also complex materials, rendering them high value-added tools for a variety of industrial applications.

BSI BioSpin also develops system agnostic software solutions. Software offerings include analytical instrumentation and data management support for life sciences and other industries to accelerate research, product development and process optimization.

The majority of BSI BioSpin’s customers are academic and government research facilities. Other customers include pharmaceutical and biotechnology companies; chemical, food and beverage, clinical and polymer companies; and nonprofit laboratories.

During 2022, we continued to enable access to our high-performance GHz NMR technology. Four additional GHz NMR systems, representing the top end of our portfolio, were accepted by our customers (two 1.2 GHz and two 1.0 GHz). This was supported by the launch of a unique single-story 1.0 GHz system that significantly reduces footprint, weight, and ceiling height requirements and cuts liquid helium consumption by two-thirds. In the applied markets, we made significant progress with our new solutions that are built on the benchtop Fourier NMR platform, such as reaction monitoring in chemical and pharmaceutical research as well as GxP solutions for quality control in manufacturing. In our clinical segment, we launched an NMR assay for Research Use Only for molecular phenomics research on blood samples from 'Long COVID' patients. In addition, the introduction of the new MRI portfolio for preclinical imaging markets eliminates the need for liquid helium or nitrogen refills while providing high field sensitivity and resolution for advanced MRI and PET/MR research.

BSI BioSpin Segment’s instruments are based on the following technology platforms:

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

The BSI BioSpin Segment also offers a range of services, product lifecycle support, scientific software and workflow solutions to customers who use BSI BioSpin products.

BSI CALID Segment

The BSI CALID Segment comprises the Bruker Life Sciences Mass Spectrometry, Bruker Microbiology and Diagnostics and Bruker Optics Divisions.

The Bruker Life Sciences Mass Spectrometry primarily designs, manufactures and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with sample preparation or chromatography instruments to design an analytical workflow and mass spectrometry-based solutions including informatics software. Bruker Life Science Mass Spectrometry products are used in research, pharmaceutical and biotechnology development.

Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of the molecule. Mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics research, metabolic and peptide, lipid or glycan biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research.

The Bruker Microbiology and Diagnostics Division develops, manufactures and distributes innovative solutions for microbial identification, antibiotic resistance and susceptibility testing, polymerase chain reaction (PCR) based molecular diagnostic solutions for culture-free infectious disease diagnostics, as well as monoclonal antibodies and recombinant proteins as raw materials for diagnostic assays. Bruker Microbiology and Diagnostics solutions are used primarily in the human and veterinary clinical diagnostic, food microbiology and pharma microbiology settings.

Our MALDI Biotyper mass spectrometry solution and test kits, DNA test strips and fluorescence-based PCR technologies are designed for in-vitro diagnostic (IVD) use in clinical microbiology markets in certain configurations and certain countries, where regulatory approvals have been achieved. In addition to culture-based microbial identification with the MALDI Biotyper platform, the Genotype and Fluorotype molecular diagnostics (MDx) kits enable a culture-free detection and analysis of microbes and viruses directly from patient samples with a special focus on tuberculosis, HIV viral load, viral hepatitis and sexually transmitted diseases.

Molecular Diagnostics utilize PCR assays and systems to provide diagnostic solutions for a number of different disease states, including Respiratory, Mycobacteria (including Tuberculosis), Virology, Safety of Immunocompromised patients, Sexually Transmitted Infections, Gastroenteric Diseases as well as other Microbiology tests. Depending on the assay being used, the technology enables users to ascertain basic identification of a certain infection, distinguish infections which can cause similar symptoms and detect specific microbial resistance, all from a single sample. The GenoType portfolio has been established for over 30 years and has been successful in mycobacteria and tuberculosis detection, differentiation, and identification of antibiotic resistance markers. The portfolio now includes FluoroType®, using fluorescence-based real-time PCR technology, and more recently we have also developed LiquidArray® assays based on melt curve analysis for optimized asymmetrical PCR technology. LiquidArray® uses light-on-off probes, providing a powerful technology to identify a broad number of indicators for different infections or resistance markers from a single sample, providing greater depth of information. We are applying this approach to a new portfolio of syndromic panels for the diagnostics of sexually transmitted diseases and gastro-intestinal diseases. As a producer of extraction chemistry and instrumentation alongside integrated thermocyclers, software and a range of assays, Bruker brings complete diagnostic solutions to the Molecular Diagnostics market.

The Bruker Optics Division primarily designs, manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy and imaging technologies. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research and also in remote sensing setups for environmental control. The Bruker Optics Division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics Division’s products are complemented by a wide range of sampling accessories and techniques, which include, among others, microanalysis and high-throughput screening to help users find suitable solutions to analyze their samples effectively.

Customers of our BSI CALID Segment include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensic laboratories, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

During 2022, we launched a number of new mass spectrometry-based solutions and additional workflows, including the timsTOF HT (High-Throughput) mass spectrometer enabling researchers to analyze proteins within high sensitivity and improved linear dynamic range important for plasma proteomics applications, and microGRID capability for the timsTOF Flex MALDI and MALDI-2 platforms allowing 5um spatial resolution for tissue imaging. In tissue, protein analysis using MALDI Imaging applications were enhanced by the launch of the MALDI Hi-Plex Immunohistochemistry (IHC) labels that can potentially allow for multiplexing hundreds of proteins in a single MALDI-TOF analysis. The photocleavable mass tag approach used in the HiPlex IHC technique are uniquely formulated for high-sensitivity MALDI mass spectrometry analysis. In 2022, the BSI CALID Segment acquired Prolab AG, a Swiss-based, microfluidics components manufacturer whose components are an integral part of the nanoElute nanoflow LC system and PepSep, a nanocolumns manufacturer to augment the proteomics workflow for the timsTOF platform. Since its launch in 2016, the timsTOF has evolved into five variants, namely the Pro2, the HT, the SCP, the Flex and Flex MALDI-2 platforms which showcases the power of trapped ion mobility for life sciences applications such as multiomics and tissue imaging. In our microbiology and molecular diagnostics markets, we introduced the MALDI Biotyper Sirius broadly into the market. In our molecular diagnostics portfolio we launched two assays in the field of respiratory disease testing, primarily covering SARS-CoV 2 testing for the diagnosis of COVID-19 infection. The Fluorotyper-SARS-CoV 2 plus kit allows for a real-time PCR detection of the SARS-CoV 2 virus. It detects two viral genes in parallel as a mechanism for high sensitivity. The additional FluoroType® SARS-CoV-2/Flu/RSV assay is a multiplex real-time PCR kit that detects four viruses of clinical significance causing respiratory disease during the winter season: SARS-CoV 2, influenza A, influenza B and respiratory syncytial virus (RSV). During 2020, the Bruker Optics division launched LUMOS II, a fully automated stand-alone FTIR imaging microscope. LUMOS II provides ultrafast FTIR imaging capabilities based on modern focal plane array (FPA) detector technology. The novel LUMOS II is designed to identify particles, to determine coatings and contamination, and to reveal the polymeric composition of plastics.

The BSI CALID Segment’s instruments are based on the following technology platforms:

•
MALDI-TOF—Matrix-assisted laser desorption ionization time-of-flight mass spectrometry, including tandem time-of-flight systems (MALDI-TOF);
•
ESI-TOF—Electrospray ionization time-of-flight spectrometry, including trapped ion mobility (TIMS) based on ESI-quadrupole-TOF mass spectrometry (timsTOF);
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
•
PCR—Polymerase chain reaction; and
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

PCR the innovative LiquidArray® technology optimizes asymmetrical multiplex PCR for creating excess single-stranded amplicons with detection by Lights-On/-Off probes that contain a quencher (Lights-Off) or both fluorophore and quencher (Lights-On). During melting curve analysis, Lights-On/-Off probes detach from the amplicon at specific temperatures and as fluorescence is either emitted or suppressed, specific fluorescence signatures are generated by the unique FluoroCycler®XT thermocycler for the LiquidArray® multiplex PCR technology. The LiquidArray® technology supports multiplexed assays where a large number of targets is analyzed simultaneously from single samples. For example, the LiquidArray®-powered, WHO-endorsed FluoroType®MTDBR VER 2.0 assay detects more than 500 genotypes by the combined analysis of up to 45 different mutations in mycobacteria.

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

BSI Nano Segment

The BSI Nano Segment comprises the Bruker AXS, Bruker Nano Analytics, Bruker Nano Surfaces and Metrology divisions, Consolidated Fluorescence Microscopy, Canopy Biosciences and Acuity Business Units. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. This includes a product portfolio of instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT), or X-ray microscopy, as well as spark optical emission spectroscopy systems (S-OES) used to analyze the concentration of elements in metallic samples.

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

The Consolidated Fluorescence Microscopy Business Unit provides advanced optical fluorescence microscopy instruments with multi-photon, multipoint scanning confocal, miniature head-mount, 3D super-resolution, light-sheet modalities for studies in life science applications.

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

During 2022, we launched several new products including Tribolab HD, InfiniteFocus G6, CellHesion 300, IconIR 300, NanoMET II, fp-III Depo, Rhazer-III HSPT, Skyscan 1272, Quantax Gen 7, Cellscape and Investigator+. We acquired Inscopix, Inc., a neuroscience pioneer and market leader of miniaturized microscopes and Neurescence Inc., an innovative provider of ultralight fiber-bundle MultiscopesTM for simultaneous multi-region, optical functional neuroimaging.

The BSI Nano Segment systems are based on the following technology platforms:

•
XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;
•
XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;
•
SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;
•
µCT—X-ray micro computed tomography, X-ray microscopy;
•
EDS—Energy dispersive X-ray spectroscopy on electron microscopes;
•
EBSD—Electron backscatter diffraction on electron microscopes;
•
S-OES—Spark optical emission spectroscopy;
•
CS/ONH—Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids;
•
AFM—Atomic force microscopy;
•
FM—Fluorescence microscopy;
•
SOM—Stylus and optical metrology;
•
TMT—Tribology and mechanical test systems for analysis of friction and wear;
•
NanoIR—Nanoscale infrared spectroscopy;
•
Alicona—Focus variation optical technology for non-contact dimensional metrology; and
•
Canopy—Multiplexed fluorescence-based single cell imaging for suspended cells and tissues as well as multi-omics sample characterization.

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

FM products use fluorescence microscopy to determine the structure and composition of life science samples. Our products include two-photon microscopes, multipoint scanning confocal microscopes, miniature head-mounted microscopes, super-resolution microscopes, light-sheet microscopes, laser illumination sources, photoactivation, photostimulation and photoablation accessories and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis. Miniature head-mount microscopes allow monitoring of animal brain activity during free-roaming, naturalistic behavior at cellular level. Super-resolution and single-molecule localization microscopy products allow imaging below the optical diffraction limit by an order of magnitude. Light-sheet based products allow fast 3D volume imaging with very low phototoxicity and photo-damage effects enabling live cell and large volume imaging.

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

Canopy provides spatial profiling services and instruments which include both our CellScape instrument and ChipCytometry service for quantitative, high plex, targeted spatial proteomics in single cell and tissues. These technologies, along with Canopy’s more basic IHC and FISH services, allow researchers to elucidate gene and protein expression in a spatial context, which is useful for deep biological insight into gene expression and for the development of biomarkers. Canopy also provides transcriptional profiling services covering a variety of assays, including RNASeq and qPCR. Our multi-omic services provide data elucidating gene expression, signaling pathways, and differential expression trends on customer provided biological samples. These services generally incorporate a data analysis service as well and can be utilized with multiple types of samples from very early discovery research through clinical trials.

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

Sales and Marketing

We maintain direct sales forces throughout North America, Europe, China, Japan, and elsewhere in the Asia Pacific region. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives and various other representatives in parts of Asia, Latin America, Africa, the Middle East and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty-four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our high-end NMR and superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to complete.

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

Major Customers

We have a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2022 or 2021.

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

BSI BioSpin Segment Competition

The BSI BioSpin Segment competes with companies that offer magnetic resonance spectrometers, mainly JEOL, QOne Instruments, Nanalysis and Oxford Instruments. In the field of preclinical imaging, BioSpin competes with PerkinElmer Inc., Mediso, Trifoil, MR Solutions and others.

BSI CALID Segment Competition

The BSI CALID Segment competes with a variety of companies that offer mass spectrometry-based and molecular spectrometry-based systems. BSI CALID’s competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, CALID competes with Biomerieux. In molecular diagnostics, CALID competes with a number of companies offering products for infectious disease diagnostics. CALID also competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu, Horiba, Rigaku and Jasco. CALID’s CBRNE detection customers are highly fragmented, and it competes with a number of companies in this area, of which the most significant competitor is Smiths Detection.

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

Manufacturing and Supplies

Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, international quality standards. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products at our facilities in Bremen, Germany. We principally manufacture and test our molecular spectroscopy products, including CBRNE detection products, at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Penang, Malaysia; Karlsruhe, Germany; Berlin, Germany; Santa Barbara, California, U.S.A.; and Migdal HaEmek, Israel. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Perth, Scotland; and Carteret, New Jersey, U.S.A. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration and final testing. We typically manufacture critical components in-house to ensure key competence and outsource to third party manufacturers non-critical components.

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

BSI BioSpin Segment Research and Development

The research and development performed in the BSI BioSpin Segment is primarily conducted at our facilities in Ettlingen, Germany; Faellanden, Switzerland and Wissembourg, France. The BSI BioSpin Segment maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET and CT. The most recent technological innovations included Bruker’s ultra-high-field class in the NMR and MRI product lines and the benchtop Fourier NMR platform. As part of our continuous development of systems and software, we have achieved major milestones in 2022 to make NMR and MRI technologies accessible to more labs, such as reduced siting requirements.

BSI CALID Segment Research and Development

The research and development performed in the BSI CALID Segment is primarily conducted at our facilities in Bremen and Ettlingen, Germany; Faellanden, Switzerland and Wissembourg, France. The BSI CALID Segment maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI and EI/CI ion source, TOF, TOF/TOF, ion traps, MRMS, quadrupole and IMS analyzers and bioinformatics. Recent projects include the innovative timsTOF mass spectrometer for separation and analysis of unresolved compounds and conformations. The BSI CALID Segment also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR and Raman.

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

Our products are subject to the U.S. Food and Drug Administration’s, or the FDA’s, requirements for electronic radiation emitting products, which include requirements related to record-keeping and reporting; labeling; notification; product repairs, replacements and refunds; importation; and performance standards. For example, prior to introducing a product in the United States, our Bruker AXS subsidiary provides notice to the FDA in the form of a Radiation Safety Initial Product Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the United States. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports installations of its products to state government regulatory agencies responsible for the regulation of radiation emitting devices. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs.

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

The European Union Directive 98/97/EC (IVDD) was replaced by the Regulation (EU) 2017/746 of April 5, 2017 on in vitro diagnostic medical devices (IVDR). The IVDR became applicable in May 2022. The regime changes significantly with the IVDR. In comparison to the IVDD, the IVDR requires, among other things, more clinical evidence to demonstrate the claimed benefits and safety of the device in relation to its stated purpose, stricter classification and CE-marking requirements and ongoing post-market follow-up to ensure conformity. The IVDR also requires new databases to be set up to track which devices are CE marked and to register clinical studies and post-market monitoring. In addition, tracing is enhanced by a Unique Device Identification (UDI) System and through requirements on other economic operators in the supply chain. Our products currently approved under the IVDD, and not already placed on the market or put into service, must be recertified under the IVDR.

Backlog

Our backlog consists of firm orders under non-cancelable purchase orders received from customers. Total remaining performance obligations as of December 31, 2022 and 2021 was approximately $2,258.8 million and $2,077.2 million, respectively. The increase in our backlog in 2022 when compared to 2021 is due to strengthening demand in our BSI order bookings as of December 31, 2022. We generally experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance.

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

As of December 31, 2022 and 2021, we had approximately 8,525 and 7,765 full-time employees worldwide, respectively. Of these employees, approximately 1,410 and 1,230 were located in the United States at December 31, 2022 and 2021, respectively. Our senior leadership team is 79% male and 21% female.

The table below provides our employees by functional area.

	Number of Employees
	2022	2021
Production and distribution	3,990	3,690
Selling and marketing	2,070	1,900
General and administrative	985	885
Research and development	1,480	1,290
Total	8,525	7,765

Diversity, Talent Retention and Development

Bruker has initiatives and programs to attract, develop and retain our talent tailored to specific employee populations and geographies, including leadership development programs, technical training, and other skill-based training.

Several leadership development programs are in place for global groups and functions where competency-based performance assessments are completed annually to identify employees who qualify as high performers and high potentials for advancement into key leadership positions. These individuals are provided with additional skill, mentoring, and project opportunities to strengthen their capabilities for career advancement as future successors across the organization.

Bruker has created a tailor-made development program for talent providing them with an opportunity to develop their leadership skills over a period of 12 months by attending different modules, which are run in a hybrid format. Each participant is supported by a mentor during the program. The program builds on the cornerstones of the cultural journey program that was run in 2021 and 2022. The focus on our company culture continues through a network of Cultural Champions organized in working groups with a focus on creating an inclusive workplace, development, and communication.

In 2022, we initiated a pilot program for the use of a leading online learning platform for global deployment. This pilot program was successful and we have further expanded the platform in 2023. Among the platform developments, we created specific training paths to support technical skill development of users. These paths off skills and development opportunities. Learning modules were also integrated into quarterly training sessions to facilitate learning and knowledge sharing among users.

We have an established global performance management process in which managers provide regular feedback and coaching to develop employees. Throughout the year, managers and employees engage in annual objective setting, mid-year reviews of performance as well as a year-end performance evaluation. We also have employee populations piloting the use of our Talent Management System to capture career development goals as well as learning paths, certifications achieved, languages spoken and mobility preferences to promote internal career opportunities.

Challenges to recruit in the highly competitive external market have increased our focus on employer branding initiatives to further improve our visibility and attractiveness for potential candidates.

Bruker is focused on promoting diversity across our organization. Our employees come from diverse backgrounds all over the world. We are united by a shared purpose—innovation with integrity. We hope that the work we do every day inspires and impacts global scientific research—and our diverse and dynamic team of people inspire each other to achieve their full potential. We build cross-functional teams to support collaboration and enable the creation of new ideas by actively identifying and recruiting talent with diverse professional experiences, skills and backgrounds including from diverse gender, racial and ethnic backgrounds.

One of these programs aimed to bring employees together across the organization to focus on diversity is Women@Bruker. This program was developed to offer mentorship opportunities and foster professional relationships for women at Bruker to support their development and advancement opportunities.

In the context of celebrating diversity, we actively participate in Girls' Day. Girls' Day is a nationwide orientation day in Germany for girls ages 10 and older, to support their career and educational orientation. The aim of the initiative is to establish a career and education choice free of gender stereotypes. On this day, participants throughout Germany learn about professions or fields of study in which the representation of women is less than 40 percent (e.g. representation in the natural sciences and technology). Often the participants have a chance to meet female role models in leadership positions in business and politics. In one of our segments, each year we host a group of young girls who meet our female employees who talk about their personal career path and journey to inspire the younger generation to pursue their career dreams.

Employee Health and Safety

Ensuring the safety and well-being of our employees is a top priority for Bruker. In response to the COVID-19 pandemic, we implemented additional health and safety protocols at our sites including enhanced cleaning procedures and social distancing requirements. We implemented a remote work policy for all employees whose job allowed them to do so. Additional personal protective equipment (PPE) was provided to employees, and work procedures were modified to reduce risk. Also, we engaged with a vendor to offer at home COVID-19 testing kits for those employees who needed to travel to customer sites as well as implemented an enhanced Employee Assistance Program to promote mental and physical wellness. We continue to refine these measures as the conditions of the COVID-19 pandemic evolve and information about the virus develops.

In the United States, our Wellness Program is established and continues to be enhanced. In 2022, we introduced our Wellness Program to Bruker employees and the program has grown significantly in response to employee interest and impact. The program currently includes regular communication to promote Bruker Health and Wellbeing initiatives, wellness challenges and specialized webinars to provide education designed to improve Bruker employee physical, emotional, social, and financial health.

Our sites around the globe are mindful that the safety and well-being of our employees is a top priority. One site recognized an increase in muscle pain with production teams and a successful activity was incorporated into each production shift encouraging employees to stretch and do light exercise to prepare them for their work thus reducing the likelihood of strain.

A program called “Caught Doing the Right Thing” is a Safety and Quality recognition program for hourly employees. The focus of the program is to recognize employees who demonstrate the correct behaviors on safety and quality. This has encouraged active engagement from employees to take the safety and quality of themselves and their teams as a personal initiative.

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
•
Our financial condition and results of operations for fiscal 2023 may continue to be adversely affected by the COVID-19 pandemic;
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
•
Supply shortages and increasing prices of raw materials could adversely affect the gross profit;
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

We have experienced supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, the war in Ukraine, ongoing conflicts between the United States and China, geopolitical tensions, a tight labor market and other factors, including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in our products including microelectronic components and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in our products, including limited source components, have and can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components has in the past and may in the future cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we could experience a significant adverse impact on the timing of our revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which could have a material adverse impact on our operating results.

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

Our revenue from U.S. operations represented approximately 28% and 25% of total consolidated revenue for fiscal 2022 and 2021, respectively. Our revenue from operations in Europe represented approximately 33% and 38% of total consolidated revenue for both fiscal years 2022 and 2021. Our revenue from operations in the Asia Pacific region represented approximately 32% and 30% of total consolidated revenue in each of the corresponding periods. Economic factors that could adversely influence demand for our products include the impact of geopolitical tensions and any related sanctions implemented, continued uncertainty about global economic conditions, including as a result of the pandemic, leading to ongoing reductions in investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

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

As a global company, our performance is affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical tensions, such as Russia’s incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. As a result of economic sanctions on Russia we have faced disruptions to our operations within Russia, among other challenges. Sustained or worsening of global economic conditions and increasing geopolitical tensions may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We have recently experienced an increase in inflationary pressures in many of the jurisdictions in which we operate. We have and may continue to offset the effect of these inflationary pressures by increasing the prices of our products to customers. In 2022, however, our price increases did not fully offset the effects of inflation costs and may not offset any effects experienced during 2023. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.

Our financial condition and results of operations for fiscal 2023 may continue to be adversely affected by the COVID-19 pandemic.

The impact of the worldwide COVID-19 pandemic has been and in certain geographies may continue to be extensive. The pandemic has resulted in and will likely continue to result to varying degrees in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world. We are continuing to monitor and assess the ongoing effects of the COVID-19 pandemic on our operations in 2023.

Impacts to our business have included disruptions or restrictions on our employees’ and customers’ ability to travel, in particular to and from parts of Asia, and delays in product installations or shipments to and from affected countries. Certain Asia Pacific geographies where we operate are continuing to experience significant disruptions relating to COVID-19. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or, to a more limited extent, postponed. Even where customers in these and other geographies have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related business disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted, or which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, our customers, our distributors, and/or our suppliers have in the past adversely impacted and may continue to adversely impact our operations worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Further, global supply chains, including for semiconductor chips, components and raw materials such as copper, continue to be disrupted, causing shortages, which has impacted our ability to manufacture and supply our products. We could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our global sales and future operating results.

The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. However, we cannot at this time predict the full extent to which the COVID-19 pandemic will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, depends on future developments that continue to be uncertain, including as a result of new information that may emerge concerning new strains of the virus, the need for updated vaccines, the willingness of individuals to receive vaccines (including to protect against any new strains of the virus), and the actions taken to contain or treat the virus, including certain travel restrictions, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries.

International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 72% and 75% of our total consolidated revenue for fiscal 2022 and 2021, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

The United States has implemented tariffs on certain imported goods. These additional tariffs could include items imported by us from China or other countries. In addition, China has imposed tariffs on a wide range of American products in retaliation for these new American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for scientific instruments and could have a significant adverse effect on our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, any imposition by China of tariffs on items that we export to China could adversely impact our customers’ ability to purchase our products and our competitive position in China or increase our costs, which could have a material adverse effect on our business and results of operations.

We must also comply with the European Union General Data Protection Regulation (GDPR) and other similar regulations in other countries, including the UK Data Protection Act 2018. The goal of the regulation is to increase individual rights and protections for personal data located in or originating from the European Union. GDPR is extraterritorial in that it applies to all business within the European Union and any business located outside of the European Union that processes personal data of individuals located within the European Union. There are significant fines associated with non-compliance. In 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, a key mechanism for transfers of personal data from the European Union to the United States and altered the international data transfer under GDPR. Even though Bruker did not rely on the EU-US Privacy Shield for its transfers to the United States, Bruker performed a transfer impact assessment to understand the risks of its EU-US persona data transfers and implemented the new EU Standard Contractual Clauses (including the UK addendum). The Executive Order 14086 of October 7, 2022 of the President of the United States has implemented the US-side of the EU-US Transatlantic Data Privacy Framework that will stabilize the lawfulness of the transfers of personal data from the EU to the US. Nevertheless, Until the European Commission adopts its adequacy decision on the new data transfer mechanism, the uncertainty for multinational companies on the matter remains, and the cost and effort to comply with such requirements could cause disruption of data transfers and have a material adverse effect on our business.

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

In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The effects of changes in currency exchange rates decreased our 2022 revenue by approximately $168.0 million, or 6.9%, increased our 2021 revenue by approximately $43.3 million, or 2.2%, and increased our 2020 revenue by approximately $29.4 million, or 1.4%. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the years ended December 31, 2022 and 2021, we recorded net losses from currency translation adjustments of $22.0 million and net losses of $26.4 million, respectively.

Additionally, to the extent monetary assets and liabilities, including cash and debt, are held in a different currency than the reporting subsidiary’s functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of assets and liabilities held by our subsidiaries into local currencies and the re-measurement of inter-company receivables and loan balances.

Goodwill, intangible assets and other long-lived assets are subject to impairment which could negatively impact our operating results.

We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We did not record any impairment losses for the years ended December 31, 2022 and 2021.

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

We have manufacturing facilities located in the United States, Europe, Israel and Malaysia. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as war or other geopolitical conflicts, strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers, including intrusions designed to access and exfiltrate information and to disrupt and lock-up access to systems for the purpose of demanding ransom payments, or breached due to employee error, malfeasance, or other disruptions. Further, a breach of our security systems or infrastructure, or those of our customers, suppliers and other business partners, could result in the disclosure, misuse, corruption or loss of confidential information, including intellectual property, personally identifiable information and other critical data of ours and our employees, customers suppliers and other business partners. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, damage to our relationships with our employees, customers, suppliers and other business partners, decrease the value of our investments in research, development and engineering, disrupt our manufacturing processes, result in significant expenses to address and resolve the issues, fines or litigation or other proceedings by affected individuals, customers, suppliers, business partners or regulatory authorities.

Our debt may adversely affect our cash flows and may restrict our investment opportunities or limit our activities.

As of December 31, 2022, we had outstanding an aggregate principal amount of debt totaling approximately $1,220.9 million. We also had the ability to borrow an additional $600.0 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $593.8 million, or 92.0% held by foreign subsidiaries as of December 31, 2022. We may incur significant tax consequences relocating cash from our foreign operations to the United States. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. For example, the Biden administration has proposed significant changes to the tax laws of the United States, including an increase to the federal corporate tax rate, limiting deductions where certain conditions exist, and several proposals that would have the combined effect of increasing the U.S. taxation on profits earned outside the United States. In July and August 2022, the CHIPS and Science Act, or CHIPS, and the Inflation Reduction Act, or IRA were signed into law. The IRA introduced tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on the global adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases, which are both effective January 1, 2023. While we are still evaluating the impact of the provisions of the IRA, we do not believe this legislation will have a material impact on our consolidated financial statements. We will continue to monitor the potential impact of this new legislation as new information and guidance becomes available.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenditures over five years for research conducted within the United States or 15 years for research conducted abroad pursuant to the Internal Revenue Code.

There are currently multiple initiatives for comprehensive tax reform underway in other key jurisdictions where we have operations. The Organization for Economic Cooperation and Development, or the OECD/G20, has proposed the introduction of a global minimum tax rate at 15% and continues to advance proposals for modernizing international tax rules. We continue to monitor countries’ progress toward enactment of the OECD’s model rules. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring each member state to enact local legislation. Additionally, South Korea became the first country to enact minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2022 but future enacted legislation in this area could have a material effect on us, if enacted.

We also assess the impact of various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. However, if such proposals were enacted, or if modifications were made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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
•
general economic conditions, geopolitical tensions and other conditions that impact our global operations;
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

As of February 15, 2023, Laukien family members, including our Chairman, President and Chief Executive Officer (“CEO”) Frank Laukien and his brother, Joerg Laukien, owned, in the aggregate, approximately 33% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price. These shareholders may also exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these shareholders.

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

In recent years, we have paid dividends on our common stock. In February 2023, we announced that our Board of Directors (“Board”) had declared a quarterly dividend of $0.05 per share that will be payable in March 2023. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our elemental analysis business purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. BSI CALID purchases detectors and power supplies from sole or limited source suppliers and its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, BSI BioSpin obtains various components from sole or limited source suppliers and BEST obtains various raw materials and uses key production equipment from sole or limited source suppliers or contract manufacturers. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or contract manufacturers could have a material adverse effect upon our gross margins.

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

The last few years have seen periodic supply shortages and sharp increases in the prices for various raw materials, in part due to high demand from developing countries, which have been exacerbated by the COVID-19 pandemic, the war in Ukraine and on-going conflicts between the United States and China and other geopolitical tensions. We rely on some of these materials for the production of our products. For example, in our superconducting magnet production, both for the horizontal and vertical magnet series, we rely on the availability of copper, steel and other metallic raw materials as well as niobium titanium for the production of traditional low-temperature superconducting magnets, wires and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross profits.

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

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Luxendo defended against these claims and on December 14, 2021, obtained a decision by the German Patent and Trademark Office canceling the utility model. Zeiss' appeal against the cancellation was unsuccessful and on December 19, 2022, Zeiss withdrew its complaint. Luxendo is entitled to reimbursement of its statutory fees in the infringement case as well as in the cancellation notice.

A parallel European patent application, from which the utility model was derived, is pending in the European Patent Office (EPO). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application. On March 25, 2022, the EPO communicated to the applicant that Luxendo’s observations had merit and confirmed its position on October 14, 2022. A hearing regarding the EPO’s concerns about patentability is scheduled for the second quarter of 2023. Luxendo is presently unable to predict the outcome of the EPO’s evaluation of the patent application.

Risks Related to Legal, Regulatory and Compliance

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

The manufacture and sale of our products expose us to product liability claims if any of our products cause injury or are found otherwise unsuitable or defective as a consequence of product design, manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of BSI BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, our MALDI Biotyper product has an IVD-CE mark and U.S. FDA approval and is used for the identification of microorganisms. Misidentification or a false-negative of certain viruses, bacteria, yeasts or fungi could lead to inappropriate treatment for patients and could expose us to product liability claims.

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

Our products are subject to the FDA’s requirements for electronic radiation emitting products, which include requirements related to record-keeping and reporting; labeling; notification; product repairs, replacements, and refunds; importation; and performance standards. In addition, our clinical products are subject to regulation as medical devices in the United States by the FDA and by similar regulatory bodies in other countries where such products are sold. These regulations govern a wide variety of product related activities, from quality management, design, development, and testing to labeling, manufacturing, complaint handling, reporting, promotion, sales and distribution. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulatory authorities, which may result in written inspectional observations. The FDA and comparable foreign regulatory authorities also monitor product promotion and marketing materials and activities. If we or any of our suppliers or distributors fail to comply with FDA or other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell such products. Any such FDA or comparable foreign regulatory actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on our financial condition and results of operations. Further, the replacement of the European Union IVD Directive by the IVD Regulation (EU) 2017/746 in May 2022 has resulted in a stricter regime on manufacturers of IVDs and under transitional arrangements our products currently approved under the Directive must be recertified under the Regulation by May 2024.

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

Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2020 to December 31, 2022, we have acquired 15 businesses to expand our technologies and product offerings.

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

We may have difficulty developing, manufacturing and marketing the products of a newly acquired company or business in a way that enhances the performance of our combined businesses or product lines. As a result, we may not realize the value from expected synergies. Acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses, including disputes over contingent consideration and complicated accounting for complex transaction structures. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the remaining carrying value of the assets.

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

Other companies may have difficulty acquiring us, even if doing so would benefit our shareholders, due to provisions under our corporate charter and bylaws, as well as Delaware law.

Provisions in our restated certificate of incorporation, and our amended and restated bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our shareholders. Our restated certificate of incorporation, and amended and restated bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•
a staggered Board of Directors, where shareholders elect only a minority of the board each year;
•
advance notification procedures for matters to be brought before shareholder meetings;
•
a limitation on who may call shareholder meetings; and
•
the ability of our Board of Directors to issue up to 5,000,000 shares of preferred stock without a shareholder vote.

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

The location and general character of our principal properties are as follows:

Location	Principal Use	Approximate Square Feet	Relationship
Principal Facilities Used in Current Operations for BSI BioSpin:
Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	360,000	Owned
Faellanden, Switzerland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	381,000 37,000	Owned Leased
Wissembourg, France	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	189,000	Owned
Principal Facilities Used in Current Operations for BSI CALID:
Bremen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	298,000	Owned
Ettlingen, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	182,000	Owned
Faellanden, Switzerland	Manufacturing, Research and Development, Marketing, Sales and Administrative	14,600	Leased
Nehren, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	89,000	Owned/ Leased
Principal Facilities Used in Current Operations for BSI Nano:
Karlsruhe, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	145,000	Owned
Berlin, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	243,000	Owned
Santa Barbara, CA, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Owned
Graz, Austria	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	30,000	Leased
Penang, Malaysia	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	100,000	Leased
Migdal HaEmek, Israel	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	22,000	Leased
Del Ray Beach, FL, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	30,100	Leased
Principal Facilities Used in Current Operations for BEST:
Perth, Scotland	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	47,000	Owned
Hanau, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	138,000	Owned
Bergisch Gladbach, Germany	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	134,000	Leased
Carteret, NJ, U.S.A.	Manufacturing, Research and Development, Application and Demonstration, Marketing, Sales and Administrative	115,000	Leased
Shared Principal Facilities:
Billerica, MA, U.S.A.	Research and Development, Application and Demonstration, Marketing, Sales and Administrative	200,000	Owned

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

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BRKR.”

As of February 15, 2023, there were approximately 75 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

In February 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Beginning in 2022, we increased the quarterly cash dividend to our shareholders in the amount of $0.05 per share of our issued and outstanding common stock and in February 2023 announced that our Board had approved a quarterly dividend for the first quarter of 2023 of $0.05 per share, payable in March. Future dividend payments, if any, are subject to approval of our Board of Directors.

Stock Price Performance Graph

The graph below compares Bruker Corporation’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq US Benchmark TR Index and the SIC Code 3826 Laboratory Analytical Instruments Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Cumulative Total Return Index for:	2017	2018	2019	2020	2021	2022
Bruker Corporation	$100.0	$87.18	$149.82	$159.67	$248.06	$202.70
Nasdaq US Benchmark TR Index	100.0	94.56	124.03	150.41	189.36	152.00
SIC Code 3826 Laboratory Analytical Instruments	100.0	108.61	137.43	184.99	228.85	152.79

The data for this performance graph was compiled by Zack’s Investment Research, Inc. and is used with its permission.

Issuer Purchases of Securities

The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended December 31, 2022 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1—October 31, 2022	269,500	$57.25	269,500	$127,427,784
November 1—November 30, 2022	56,500	64.04	56,500	123,809,620
December 1—December 31, 2022	109,400	66.29	109,400	116,557,510
	435,400	$60.40	435,400	$116,557,510

(1)
The Company purchased shares of common stock in accordance with its share repurchase program approved by the Board of Directors and announced on May 12, 2021 (the “2021 Repurchase Program”). The shares were purchased on the open market at prevailing prices.
(2)
The 2021 Repurchase Program authorizes the purchase of the Company’s common stock of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At February 22, 2023, $94.4 million remains for future purchase under the 2021 Repurchase Program.

In May 2019, the Company’s Board of Directors approved a share repurchase program (the “2019 Repurchase Program”) authorizing the purchase of the Company’s common stock of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We purchased a total of 555,602 shares at an aggregate cost of $34.5 million under the 2019 Repurchase Program during the year ended December 31, 2021. We completed the 2019 Repurchase Program in April 2021, after reaching the maximum cumulative spend.

We purchased a total of 4,215,094 shares of common stock with an aggregate cost of approximately $264.7 million under the 2021 Repurchase Program during the year ended December 31, 2022. Any future purchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

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
•
Results of Operations. This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income for the year ended December 31, 2022 compared to the year ended December 31, 2021.
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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, Asia and North America and we have commercial offices located throughout the world. Bruker is organized into four reportable segments: the BSI BioSpin Segment, the BSI CALID Segment, the BSI Nano Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the year ended December 31, 2022 increased by $112.8 million, or 4.7%, to $2,530.7 million, compared to $2,417.9 million for the comparable period in 2021. Included in revenue was a decrease of approximately $168.0 million from unfavorable foreign exchange rate movements, partially offset by an increase of $34.3 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $246.5 million, or 10.2%. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions in addition to pricing benefits compared to the same period in 2021.

Our gross profit margin increased to 51.6% for the year ended December 31, 2022 as compared to 50.0% in the same period in 2021, the result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by increased costs in 2022 due to supply chain and logistics inefficiencies and inflation compared to 2021.

The income tax provision for the years ended December 31, 2022 and December 31, 2021 was $116.4 million and $113.0 million, respectively, representing effective tax rates of 28.1% and 28.7%, respectively. The decrease in our effective tax rate was primarily due to the impact of tax planning initiatives partially offset by the resolution of tax controversies.

Diluted earnings per share for the year ended December 31, 2022 was $1.99, an increase of $0.18, compared to $1.81 per share in the same period in 2021. The increase in diluted earnings per share was primarily driven by higher net income and reduced diluted outstanding shares resulting from our share repurchase activity during the year.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow as used by management (in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$274.4	$282.4
Less: purchases of property, plant and equipment	(129.2)	(92.0)
Free cash flow	$145.2	$190.4

For the year ended December 31, 2022, our free cash flow was $45.2 million lower than the same period in 2021, primarily from an increase in net income offset by an increase in working capital due to increased inventory build for 2022 orders and supply chain management as well as increased capital expenditures. The BEST reportable segment acquired the land and building previously being leased at its Hanau, Germany location in June 2022 for a total purchase price, inclusive of closing costs, of Euro 34.2 million ($33.8 million).

The following table presents a reconciliation from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (dollars in millions):

	Year Ended December 31,
	2022		2021
Gross profit	$1,305.7	51.6%	$1,209.6	50.0%
Non-GAAP adjustments:
Restructuring costs	0.9	—	3.4	0.1%
Acquisition-related costs	0.4	—	0.7	—
Purchased intangible amortization	18.3	0.8%	20.2	0.9%
Other costs	4.8	0.2%	1.1	0.1%
Non-GAAP gross profit	$1,330.1	52.6%	$1,235.0	51.1%

Our non-GAAP gross profit margin was 52.6% and 51.1% in the years ended December 31, 2022 and 2021, respectively. The increases in our non-GAAP gross profit margins were driven by favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2021.

The following table presents a reconciliation from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Year Ended December 31,
	2022		2021
Operating income	$432.7	17.1%	$413.3	17.1%
Non-GAAP adjustments:
Restructuring costs	4.8	0.2%	8.2	0.3%
Acquisition-related costs	19.7	0.8%	6.9	0.3%
Purchased intangible amortization	37.1	1.5%	37.4	1.5%
Other costs	11.3	0.4%	4.4	0.2%
Non-GAAP operating income	$505.6	20.0%	$470.2	19.4%

Our non-GAAP operating margin was 20.0% and 19.4% for the years ended December 31, 2022 and 2021, respectively. The increase in our non-GAAP operating margins in 2022 was due to the gross margin expansion, partially offset by increased investments in our research and development capabilities, as compared to 2021.

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

Several of these factors have in the past affected and may continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. Throughout the COVID-19 pandemic, we have been focused on and continue to focus on three key priorities: the health and safety of our employees, customers and partners; maintaining business continuity and service levels for our customers; and delivering our enabling research and diagnostic products to help fight the pandemic, and to support other essential priorities of our society.

Health and safety of our valued employees, customers and partners

Although we expect that COVID-19 vaccinations and boosters broadly distributed and administered will continue to improve conditions, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. In response to the COVID-19 pandemic, we have implemented strict social distancing, enhanced cleaning protocols and other preventative measures in our major facilities to ensure the health and safety of our valued employees, customers and partners - and we may take further actions, or be required to take further actions, that are in the best interests of our employees, customers and partners. While many of our office colleagues worked remotely at the height of the pandemic and through subsequent surges, we placed enhanced focus on the safety of our service organization and factory employees for whom work from home was not feasible. Where customer sites were accessible and open, our field service organizations operated under social distancing protocols with proper face coverings to ensure the safety of customer sites, when our employees needed to be on site. Consistent with local government and health organization guidelines, many of our facilities have started a gradual return to the office for employees who have been working remotely. Although we are adhering with applicable government and health organization guidelines, an outbreak of COVID-19 at one or more of our facilities could cause a facility shutdown and a reduction in our workforce. As we continue to monitor developments and make appropriate adjustments, as needed, employee and visitor health and safety will remain our paramount concern.

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

The COVID-19 global pandemic has driven volatility and uncertainty in global markets and has in the past affected our operations. We continue to monitor the impact of COVID-19 on our business and our supply chain and respond accordingly. For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors included in this report.

RESULTS OF OPERATIONS

A discussion regarding our results of operations for the fiscal year ended December 31, 2021 compared to 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.bruker.com under the “Financial Info” section.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Consolidated Results

The following table presents our results for the years ended December 31, 2022 and 2021 (dollars in millions):

	Year Ended December 31,
	2022	2021	Dollar Change	Percentage Change
Product revenue	$2,109.9	$2,017.3	$92.6	4.6%
Service revenue	414.6	393.2	21.4	5.4%
Other revenue	6.2	7.4	(1.2)	(16.2)%
Total revenue	2,530.7	2,417.9	112.8	4.7%
Cost of product revenue	984.0	979.3	4.7	0.5%
Cost of service revenue	240.8	228.2	12.6	5.5%
Cost of other revenue	0.2	0.8	(0.6)	(75.0)%
Total cost of revenue	1,225.0	1,208.3	16.7	1.4%
Gross profit	1,305.7	1,209.6	96.1	7.9%
Operating expenses:
Selling, general and administrative	607.4	561.2	46.2	8.2%
Research and development	235.9	220.8	15.1	6.8%
Other charges, net	29.7	14.3	15.4	107.7%
Total operating expenses	873.0	796.3	76.7	9.6%
Operating income	432.7	413.3	19.4	4.7%
Interest and other income (expense), net	(18.8)	(19.7)	0.9	(4.6)%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	413.9	393.6	20.3	5.2%
Income tax provision	116.4	113.0	3.4	3.0%
Equity in income of unconsolidated investees, net of tax	1.0	—	1.0
Consolidated net income	298.5	280.6	17.9	6.4%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.9	3.5	(1.6)	(45.7)%
Net income attributable to Bruker Corporation	$296.6	$277.1	$19.5	7.0%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue for the year ended December 31, 2022 was $696.7 million, an increase of 0.8% compared to the same period in 2021. The increase was driven by strong growth in the biopharma market. The BSI CALID Segment revenue for the year ended December 31, 2022 was $822.2 million, a slight increase of 0.3% compared to the same period in 2021. The increase in revenues was a direct result of strong demand for our differentiated instruments, partially offset by supply chain constraints and the negative impact of foreign currency translation. The BSI Nano Segment revenue for the year ended December 31, 2022 was $787.0 million, an increase of 12.8% compared to the same period in 2021, driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the year ended December 31, 2022 was $237.1 million, an increase of 5.9% compared to the same period in 2021, driven by strong superconductor demand from major medical magnetic resonance imaging manufacturers.

Geographically for the year ended December 31, 2022, our North America revenue grew 16.9%, Asia Pacific increased by 10.4%, while European revenue declined by 8.8% compared to the same period in 2021.

Gross Profit

The increase in gross profit was a result of favorable mix, volume leverage and price realization, partially offset by the net unfavorable impact of foreign exchange rate movements and by supply chain, logistics, inefficiencies and inflationary challenges compared to 2021.

Selling, General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2022 increased to 24.0% of total revenue from 23.2% of total revenue for the comparable period in 2021. The increase as a percentage of revenue was a result of investments in our commercial infrastructure related to Project Accelerate 2.0 initiatives and driven by higher freight, logistics and commission costs.

Research and Development

Our research and development expenses for the year ended December 31, 2022 increased to 9.3% of total revenue from 9.1% of total revenue for the comparable period in 2021. The consistent percentage relates to higher overall revenues in addition to our increased investment in research and development capabilities period over period related to Project Accelerate 2.0 initiatives.

Other Charges, Net

Other charges, net for the year ended December 31, 2022 consisted primarily of $19.3 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $3.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.0 million of costs associated with our global IT transformation activities, $2.4 million related to professional fees and $0.3 million related to long-lived asset impairments.

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

Interest and Other Income (Expense), Net

The modest decline in interest and other income (expense), net in the year ended December 31, 2022, as compared to the same period in 2021 was primarily due to lower foreign currency exchange losses driven by the strengthening of the U.S. Dollars against other currencies as well as fair value gains from strategic investments.

Income Tax Provision

The effective tax rates for years ended 2022 and 2021 were 28.1% and 28.7%, respectively. The decrease in our effective tax rate for the year ended December 31, 2022, compared to 2021, was primarily due to the impact of tax planning initiatives partially offset by the resolution of tax controversies.

Equity in Income of Unconsolidated Investees, net of tax

Equity in income of unconsolidated investees, net of tax represents the Company's proportionate share of the earnings or losses as reported by equity-method investees.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

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

Segment Results

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2022 and 2021 (dollars in millions):

	2022	2021	Dollar Change	Percentage Change
BSI BioSpin	$696.7	$691.0	$5.7	0.8%
BSI CALID	822.2	819.6	2.6	0.3%
BSI Nano	787.0	697.5	89.5	12.8%
BEST	237.1	223.8	13.3	5.9%
Eliminations (a)	(12.3)	(14.0)	1.7
	$2,530.7	$2,417.9	$112.8	4.7%
(a)
Represents product and service revenue between reportable segments.

The increase in revenue for the BSI BioSpin segment was due to strong growth in its service and support revenues, as well as strong growth in pre-clinical imaging and notable contribution from our biopharma process analytical technology, offset by unfavorable currency impact. BSI CALID segment revenue increased with continued growth in the life science mass spectrometry business and notable strength in proteomics applications and the timsTOF portfolio offset by unfavorable currency impact. The increase in revenue for the BSI Nano Segment was driven by strong demand in industrial markets and semiconductor customers. The increase in revenue for the BEST Segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$167.1	24.0%	$158.2	22.9%
BSI CALID	196.0	23.8%	227.2	27.7%
BSI Nano	113.0	14.4%	73.4	10.5%
BEST	31.3	13.2%	22.2	9.9%
Corporate, eliminations and other (a)	(74.7)		(67.7)
Total operating income	$432.7	17.1%	$413.3	17.1%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin increases in the BSI BioSpin, BSI CALID and BSI Nano Segments was primarily due to higher gross margin resulting from differentiated products and operating leverage, partially offset by costs of commercial investments. The operating margin increase in the BEST Segment resulted from higher revenue and favorable mix.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation from operations and a combination of debt financing and the issuance of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

Cash, cash equivalents and short-term investments at December 31, 2022 and 2021 totaled $645.5 million and $1,168.2 million, respectively, of which $593.8 million and $646.9 million, respectively, related to cash, cash equivalents and short-term investments is held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, China and Japan.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$274.4	$282.4
Net cash used in investing activities	(251.6)	(192.4)
Net cash (used in) provided by financing activities	(415.3)	318.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30.5)	(22.5)
Net change in cash, cash equivalents and restricted cash	$(423.0)	$386.2

Cash provided by operating activities during the year ended December 31, 2022 resulted from consolidated net income adjusted for non-cash items of $418.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $144.1 million. The decrease was primarily due to inventory build to stock up and handle the supply chain challenges, timing of tax payments partially offset by customer advances received during the period related to new orders and deferral of revenue due to supply chain challenges. During the year ended December 31, 2021, net cash provided by operating activities resulted from consolidated net income adjusted for non-cash items of $408.0 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $125.6 million. The primary increase is a result of increased net income driven by the increase in revenue, gross profit and operating profit as a result of the rebounding in our business and end markets. The decrease in cash flows due to change in operating assets and liabilities, net of acquisitions for the year ended December 31, 2021 was primarily due to increases in inventory in response to supply chain challenges, timing of tax payments and increased accounts receivable at the end of 2021 due to higher revenues. These decreases were partially offset by a decrease in timing of payments as compared to the same period in the prior year.

Cash used in investing activities during the year ended December 31, 2022 resulted primarily from the acquisitions of $182.3 million, purchases of property, plant and equipment of $129.2 million, and strategic investments of $60.2 million, partially offset by maturity of short-term investments of $100.0 million and $13.9 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the year ended December 31, 2021 was primarily from purchases of property, plant and equipment of $92.0 million, acquisitions of $65.0 million and purchases of short-term investments, net of maturities of $49.8 million, offset by $10.0 million of net proceeds from our cross-currency swap agreements and proceeds from sales of property, plant and equipment of $4.9 million.

We currently expect capital expenditures in 2023 to be approximately $130.0 million.

Net cash used in financing activities during the year ended December 31, 2022 was primarily attributable to cash payments made for shares of common stock under our repurchase program of $263.1 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $29.8 million for the payment of dividends. Net cash provided by financing activities during the year ended December 31, 2021 was primarily from proceeds from the 2021 Note Purchase Agreement of $492.8 million, offset by cash paid for purchases of common stock under our repurchase program of $153.3 million and $24.2 million for the payment of dividends.

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

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of our common stock up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times we deem appropriate, subject to market conditions, legal requirements and other conditions. We purchased a total of 4,215,094 shares at an aggregate cost of $264.7 million during the year ended December 31, 2022. We purchased a total of 1,537,217 shares at an aggregate cost of $118.9 million during the year ended December 31, 2021. As of February 22, 2023, $94.4 million remains for future purchases under the 2021 Repurchase Program. We intend to fund any additional purchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Income Taxes

At December 31, 2022 and in accordance with the tax reform legislation signed by the President of the United States on December 22, 2017, or the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $851 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2022. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $82.2 million at December 31, 2022.

As of December 31, 2022, we had approximately $65.8 million of net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2023; approximately $74.4 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $15.2 million of other foreign net operating losses that are expected to expire at various times in the future. We had U.S. federal foreign tax credit carried forwards in the amount of $5.2 million. We also had U.S. federal and state research and development tax credits of $3.1 million and $9.5 million, respectively. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards. Additionally, the Company has $39.8 million of gross interest expense carryforward as provided by Code Section 163(j) that can be carried forward indefinitely.

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

As of December 31, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $146.6 million of U.S. Dollar to Swiss Franc and a notional value of $246.6 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of these agreements, we lowered our net interest expense by $8.6 million and $5.5 million during the year ended December 31, 2022 and 2021, respectively. We anticipate these swap agreements will lower net interest expense by approximately $17.1 million in 2023 and $13.8 million in 2024.

We had the following debt outstanding (in millions):

	2022	2021
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$160.6	$170.7
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	325.1	329.2
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	321.9	325.9
U.S. Dollar notes under the 2019 Term Loan Agreement	293.3	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.7)	(2.0)
Other loans	5.9	1.9
Total notes and loans outstanding	1,205.1	1,329.9
Finance lease obligations	14.1	4.3
Total debt	1,219.2	1,334.2
Current portion of long-term debt and finance lease obligations	(18.7)	(112.4)
Total long-term debt, less current portion	$1,200.5	$1,221.8

There was no amount outstanding under the 2019 Credit Agreement as of December 31, 2022 or 2021.

Annual maturities of notes and loans outstanding are as follows (in millions):

2023	$16.6
2024	115.7
2025	16.1
2026	248.7
2027	0.6
Thereafter	809.1
Total	$1,206.8

As of December 31, 2022, we had no off-balance sheet arrangements and we were in compliance with the financial covenants of these debt arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other banking working capital lines and guarantees of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand at December 31, 2022 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	0.15%	$600.0	$—	$—	$600.0
Bank guarantees and working capital line	varies	130.7	—	130.7	—
Total revolving lines of credit		$730.7	$—	$130.7	$600.0

As of December 31, 2022, we were in compliance with the covenants of all debt agreements.

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

Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (ASC 606). The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.

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

Our performance obligations are typically satisfied at a point in time, most commonly either on shipment, or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. For performance obligations recognized over time, revenue is measured by progress toward completion of the performance obligation that reflects the transfer of control. Typically, progress is measured using a cost-to-cost method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost method requires us to make reasonable estimates of the extent of progress toward completion and the total costs we expect to incur. Losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.

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

We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. For systems that require installation and where system revenue is recognized upon shipment, the standalone selling price of installation is deferred until customer acceptance. Revenue from accessories and parts is generally recognized based on shipment. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranties, training, application support and on-demand services.

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

Our revenue by geography was as follows (dollars in millions):

	2022		2021
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$696.1	27.5%	$601.0	24.9%
Europe	839.3	33.2%	920.7	38.1%
Asia Pacific	804.9	31.8%	729.1	30.1%
Rest of world	190.4	7.5%	167.1	6.9%
Total revenue	$2,530.7	100.0%	$2,417.9	100.0%

Changes in foreign currency exchange rates decreased our revenue by approximately 6.9% and increased our revenue by approximately 2.2% in the years ended December 31, 2022 and December 31, 2021, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. In the years ended December 31, 2022 and 2021, we recorded net losses of $22.0 million and net losses of $26.4 million, respectively, from currency translation adjustments. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at December 31, 2022, would have resulted in a reduction of shareholders’ equity of approximately $329.0 million. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency transaction gain (loss), net were net losses of $5.8 million and $4.1 million for years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, we have several cross-currency and interest rate swap agreements with a notional value of $146.6 million of U.S. Dollar to Swiss Franc and a notional value of $246.6 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the U.S. GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of income.

From time to time, we have entered into forward currency contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At December 31, 2022 and 2021, we had forward currency contracts with notional amounts aggregating $187.2 million and $180.7 million, respectively. We will continue to evaluate our currency risks, and in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2022 and 2021, we had fixed price commodity contracts with notional amounts aggregating $8.9 million and $5.5 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of redeemable noncontrolling interests and shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Prolab Instruments GmbH, PreOmics GmbH, PepSep Holding ApS, Optimal Industrial Automation and Technologies, IonSense, Inc., Inscopix, Inc., and Neurescence, Inc. from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Prolab Instruments GmbH, PreOmics GmbH, PepSep Holding ApS, Optimal Industrial Automation and Technologies, IonSense, Inc., Inscopix, Inc., and Neurescence, Inc. from our audit of internal control over financial reporting. The total assets and total revenues of these acquired entities excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.5% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue Recognition – System Sales

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from systems sales upon transfer of control in an amount that reflects the consideration it expects to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, management is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. The Company’s product revenue for the year ended December 31, 2022 was $2,109.9 million, of which a significant portion relates to system sales.

The principal consideration for our determination that performing procedures relating to revenue recognition for system sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s system sales revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to system sales revenue recognition. These procedures also included, among others, evaluating the recognition of revenue for a sample of system sales transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping or delivery documents, acceptance documents, and cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2023

We have served as the Company’s auditor since 2016.

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$645.5	$1,068.2
Short-term investments	—	100.0
Accounts receivable, net	472.7	416.9
Inventories	800.1	710.1
Assets held for sale	1.4	4.4
Other current assets	193.5	172.2
Total current assets	2,113.2	2,471.8
Property, plant and equipment, net	487.0	406.1
Goodwill	457.6	339.5
Intangible assets, net	270.9	211.8
Operating lease assets	51.2	59.9
Deferred tax assets	76.8	90.1
Other long-term assets	155.1	70.8
Total assets	$3,611.8	$3,650.0
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18.7	$112.4
Accounts payable	178.4	147.4
Customer advances	218.0	197.5
Other current liabilities	499.2	481.2
Total current liabilities	914.3	938.5
Long-term debt	1,200.5	1,221.8
Long-term deferred revenue	56.2	50.2
Deferred tax liabilities	62.3	46.0
Operating lease liabilities	34.8	41.8
Accrued pension	45.7	104.7
Other long-term liabilities	166.2	162.2
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	6.1	0.2
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,389,586 and 174,905,035 shares issued and 147,023,144 and 150,753,687 outstanding at December 31, 2022 and 2021, respectively	1.7	1.7
Treasury stock at cost, 28,366,442 and 24,151,348 shares at December 31, 2022 and 2021, respectively	(1,085.0)	(820.3)
Additional paid-in capital	256.3	237.8
Retained earnings	1,926.0	1,659.5
Accumulated other comprehensive income (loss), net of tax	14.8	(8.2)
Total shareholders’ equity attributable to Bruker Corporation	1,113.8	1,070.5
Noncontrolling interests in consolidated subsidiaries	11.9	14.1
Total shareholders’ equity	1,125.7	1,084.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,611.8	$3,650.0

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Product revenue	$2,109.9	$2,017.3	$1,638.1
Service revenue	414.6	393.2	343.4
Other revenue	6.2	7.4	6.0
Total revenue	2,530.7	2,417.9	1,987.5
Cost of product revenue	984.0	979.3	840.2
Cost of service revenue	240.8	228.2	206.5
Cost of other revenue	0.2	0.8	1.0
Total cost of revenue	1,225.0	1,208.3	1,047.7
Gross profit	1,305.7	1,209.6	939.8
Operating expenses:
Selling, general and administrative	607.4	561.2	468.6
Research and development	235.9	220.8	198.0
Other charges, net	29.7	14.3	24.9
Total operating expenses	873.0	796.3	691.5
Operating income	432.7	413.3	248.3
Interest and other income (expense), net	(18.8)	(19.7)	(22.5)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	413.9	393.6	225.8
Income tax provision	116.4	113.0	64.4
Equity in income of unconsolidated investees, net of tax	1.0	—	—
Consolidated net income	298.5	280.6	161.4
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.9	3.5	3.6
Net income attributable to Bruker Corporation	$296.6	$277.1	$157.8
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$2.00	$1.83	$1.03
Diluted	$1.99	$1.81	$1.02
Weighted average common shares outstanding:
Basic	148.6	151.4	153.4
Diluted	149.4	152.9	154.6
Consolidated net income	$298.5	$280.6	$161.4
Foreign currency translation adjustments (net of tax of $1.4, $2.1 and $1.2, respectively)	(67.4)	(77.8)	97.4
Derivatives designated as hedging instruments (net of tax of ($13.8), $12.5, respectively)	44.2	51.4	(75.8)
Pension liability adjustments (net of tax of ($11.8), ($3.9) and ($1.7), respectively)	45.0	14.5	7.5
Comprehensive income	320.3	268.7	190.5
Less: Comprehensive income attributable to noncontrolling interests	1.6	1.0	4.0
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.9)	(0.1)	(0.5)
Comprehensive income attributable to Bruker Corporation	$319.6	$267.8	$187.0

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2019	$21.1	154,155,798	$1.7	19,346,577	$(543.8)	$199.7	$1,274.7	$(25.5)	$906.8	$10.3	$917.1
Stock options exercised	—	241,915	—	—	—	4.9	—	—	4.9	—	4.9
Restricted stock units vested	—	301,320	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	—	—	—	13.3	—	—	13.3	—	13.3
Shares repurchased	—	(2,711,952)	—	2,711,952	(123.2)	—	—	—	(123.2)	—	(123.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Acquired remaining 20% interest in Hain LifeScience GmbH	(20.6)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Cash dividends paid to common shareholders ($0.16 per share)	—	—	—	—	—	—	(24.7)	—	(24.7)	—	(24.7)
Consolidated net income	—	—	—	—	—	—	157.8	—	157.8	3.6	161.4
Other comprehensive (loss) income	(0.5)	—	—	—	—	—	—	29.2	29.2	0.4	29.6
Balance at December 31, 2020	$—	151,987,081	$1.7	22,058,529	$(667.0)	$216.3	$1,406.5	$3.7	$961.2	$13.1	$974.3
Stock options exercised	—	580,656	—	—	—	11.7	—	—	11.7	—	11.7
Restricted stock units vested	—	278,769	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Stock-based compensation	—	—	—	—	—	14.5	—	—	14.5	—	14.5
Shares repurchased	—	(2,092,819)	—	2,092,819	(153.3)	—	—	—	(153.3)	—	(153.3)
Cash dividends paid to common shareholders ($0.16 per share)	—	—	—	—	—	—	(24.1)	—	(24.1)	—	(24.1)
Formation of Acuity Spatial Genomics, Inc.	0.3	—	—	—	—	—	—	—	—	—	—
Consolidated net (loss) income	(0.1)	—	—	—	—	—	277.1	—	277.1	3.6	280.7
Other comprehensive loss	—	—	—	—	—	—	—	(11.9)	(11.9)	(2.6)	(14.5)
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	251,006	—	—	—	5.8	—	—	5.8	—	5.8
Restricted stock units vested	—	233,545	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	—	—	15.7	—	—	15.7	—	15.7
Shares repurchased	—	(4,215,094)	—	4,215,094	(264.7)	—	—	—	(264.7)	—	(264.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Cash dividends paid to common shareholders ($0.20 per share)	—	—	—	—	—	—	(29.8)	—	(29.8)	—	(29.8)
Consolidated net (loss) income	(0.6)	—	—	—	—	—	296.6	—	296.6	2.5	299.1
PreOmics Acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Acquisition of minority interest	—	—	—	—	—	—	(0.3)	(0.2)	(0.5)	(2.6)	(3.1)
Other comprehensive (loss) income	(0.3)	—	—	—	—	—	—	23.2	23.2	(0.9)	22.3
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net income	$298.5	$280.6	$161.4
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	88.8	89.1	80.4
Stock-based compensation expense	27.7	17.2	16.0
Deferred income taxes	(14.8)	(5.8)	(22.5)
Other non-cash expenses, net	18.3	26.9	27.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(67.9)	(95.3)	40.8
Inventories	(137.9)	(67.0)	(91.6)
Accounts payable and accrued expenses	13.2	61.4	(2.4)
Income taxes payable	(6.8)	(44.3)	42.9
Deferred revenue	24.4	20.3	16.9
Customer advances	28.3	18.5	51.7
Other changes in operating assets and liabilities	2.6	(19.2)	11.3
Net cash provided by operating activities	274.4	282.4	332.2
Cash flows from investing activities:
Purchases of short-term investments	—	(148.0)	(150.0)
Maturity of short-term investments	100.0	98.2	106.1
Cash paid for strategic investments	(60.2)	(0.5)	(1.2)
Cash paid for acquisitions, net of cash acquired	(182.3)	(65.0)	(59.2)
Purchases of property, plant and equipment	(129.2)	(92.0)	(97.2)
Proceeds from sales of property, plant and equipment	13.9	4.9	0.2
Net proceeds from cross-currency swap agreements	6.2	10.0	8.6
Net cash used in investing activities	(251.6)	(192.4)	(192.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	492.8	—
Repayment of 2012 Note Purchase Agreement	(105.0)	—	—
Repayment of 2019 Note Purchase Agreement	(6.0)	(0.8)	—
Repayments of revolving lines of credit	—	—	(305.1)
Proceeds from revolving lines of credit	—	—	297.5
Proceeds (repayment) of other debt, net	0.3	(2.3)	(0.7)
Payment of deferred financing costs	—	(0.1)	(0.1)
Proceeds from issuance of common stock, net	2.8	7.0	3.3
Payment of contingent consideration	(2.7)	(0.4)	(7.5)
Payment of dividends to common shareholders	(29.8)	(24.2)	(24.6)
Repurchase of common stock	(263.1)	(153.3)	(123.2)
Purchase of minority interest	(11.8)	—	(1.2)
Net cash (used in) provided by financing activities	(415.3)	318.7	(161.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30.5)	(22.5)	25.7
Net change in cash, cash equivalents and restricted cash	(423.0)	386.2	3.6
Cash, cash equivalents and restricted cash at beginning of year	1,071.7	685.5	681.9
Cash, cash equivalents and restricted cash at end of year	$648.7	$1,071.7	$685.5
Supplemental cash flow information:
Cash paid for interest	$24.3	$19.6	$28.7
Cash paid for taxes	$147.4	$145.5	$43.0
Restricted cash period beginning balance	$3.5	$3.7	$3.6
Restricted cash period ending balance	$3.2	$3.5	$3.7

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

The Company has four reportable segments, Bruker Scientific Instruments (BSI) BioSpin, BSI CALID, BSI Nano and Bruker Energy & Supercon Technologies (BEST).

BSI BioSpin - The BSI BioSpin Segment designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. BioSpin Segment’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

BSI CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) - The BSI CALID Segment designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the BSI CALID Segment include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

BSI Nano Segment designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; spark optical emission spectroscopy systems; Chipcytometry products and services for targeted spatial proteomics, multi-omic services, and products and services for spatial genomics research. Customers of the BSI Nano Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials research and life science research analysis.

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

Redeemable Noncontrolling Interests

The Company has agreements with noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. These rights can be accelerated in certain events. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interests are measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. During the years ended December 31, 2022, 2021 and 2020, carrying value adjustments were immaterial.

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

Short-term Investments

Short-term investments represent time and call deposits maturing within twelve months and with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2022, 2021 and 2020, as cost approximates current fair value.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly rated financial institutions. The risk with respect to derivative instruments is minimized by the Company’s policy of entering into arrangements with highly rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $5.3 million and $4.2 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, no single customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2022, 2021 and 2020, no single customer represented 10% or more of the Company’s total revenue.

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

Estimated Useful Life
Buildings	25 to 40 years
Machinery and equipment	3 to 10 years
Computer and fixtures	3 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.

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

The Company’s performance obligations are typically satisfied at a point in time, most commonly either on shipment, or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. For performance obligations recognized over time, revenue is measured by progress toward completion of the performance obligation that reflects the transfer of control. Typically, progress is measured using a cost-to-cost method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost method requires the Company to make reasonable estimates of the extent of progress toward completion and the total costs the Company expects to incur. Losses are recorded immediately when the Company estimates that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.

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

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating. The remaining lease term ranges from 2023 to 2039, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, future rent increases tied to an index or rate, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.

At the commencement date, operating and finance lease liabilities, and their corresponding ROU assets, are recorded based on the present value of lease payments over the expected lease term. The lease term includes the non-cancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The interest rate implicit in lease contracts is typically not readily determinable, therefore an incremental borrowing rate is used to calculate the lease liability. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as prepayments, lease incentives received or initial direct costs paid.

Shipping and Handling Costs

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $39.4 million, $36.3 million and $28.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $19.3 million, $13.8 million and $9.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Assumptions regarding volatility, expected term, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2022	2021	2020
Risk-free interest rates	3.03%	0.62%	0.23%
Expected life	4.4 years	4.4 years	5.1 years
Volatility	36%	34%	34%
Expected dividend yield	0.32%	0.20%	0.37%
Weighted-average fair value per share	$19.68	$21.69	$12.08

Stock-based compensation for restricted stock awards and restricted stock units is expensed ratably over the vesting period based on the grant date fair value.

Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the years ended December 31, 2022, 2021 and 2020.

Post Retirement Benefit Plans

The Company recognizes the over-funded or under-funded status of defined benefit pension and other post retirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

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

Impacts to the Company’s business since the beginning of the pandemic have included temporary closures of many of the Company’s government and university customers and suppliers, disruptions or restrictions on employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented and some continue to implement, significant restrictions on travel, shelter in place or stay at home orders, and business closures. While many of these restrictions have loosened in certain jurisdictions, including the United States and Europe, some markets have returned and others may return to restrictions in the face of increases in new COVID-19 cases, particularly if additional or more contagious variants or subvariants of the virus emerge or spread. Many of the Company’s employees in jurisdictions in which it has significant operations continue to work remotely. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new variants or subvariants of the virus, particularly any variants or subvariants which are more easily transmitted or which are resistant to existing vaccines, may require the Company or its customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Bruker, customers, distributors, and/or suppliers have in the past adversely impacted and may continue to adversely impact the Company’s operations worldwide, including the ability to manufacture, sell or distribute products, as well as cause temporary closures of foreign distributors, or the facilities of suppliers or customers. Global supply chains, including for semiconductor chips, components and raw materials such as copper, have been disrupted, causing shortages, which has impacted the Company’s ability to manufacture or supply its products. The Company could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent that employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of the Company’s employees, distributors, suppliers and customers has impacted and is continuing to impact the Company’s global sales and operating results.

Further, while the Company is not currently subject to any vaccine mandate, any requirement to mandate COVID-19 vaccination of its workforce or require the Company's unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future operations. The Company’s policy continues to encourage its employees to be fully vaccinated against COVID-19.

The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on its commercial operations in 2023. However, the Company cannot at this time accurately predict what effects these conditions will ultimately have on future operations due to uncertainties relating to the duration of the outbreak, including the impact of any resurgence of the virus or the continued emergence or spread of certain variants or subvariants, the effectiveness and availability of vaccines, (including to protect against any new variants or subvariants), the willingness of individuals to receive vaccines and boosters, and the length or severity of the travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and likely will continue to affect demand for the Company’s products and its operating results.

The Company may experience supply chain interruptions as a result of the COVID-19 pandemic, general global economic conditions, including inflation and the threat of a potential recession, a tighter labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company's products and increased difficulties in the Company's ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead teams for components used in the Company's products, including limited source components, has resulted and may continue to cause disruptions to the Company's production activities, which has had and may continue to have an adverse effect on the Company's financial condition or result of operations. These factors have impacted and may continue to impact the timing of the Company's revenue, and have also resulted, and may result in a delay of revenue, and an increase in manufacturing costs, all of which have adversely impacted and may continue to adversely impact the Company's operating results.

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

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The adoption of this ASU in 2021 did not have a material impact on the Company’s consolidated financial statements.

4. Revenue

The following table presents the Company’s revenues by Segment for the years ended December 31 (in millions):

	2022	2021	2020
Revenue by Segment:
BSI BioSpin	$696.7	$691.0	$600.0
BSI CALID	822.2	819.6	653.9
BSI Nano	787.0	697.5	556.1
BEST	237.1	223.8	189.5
Eliminations	(12.3)	(14.0)	(12.0)
Total revenue	$2,530.7	$2,417.9	$1,987.5

Revenue for the Company recognized at a point in time versus over time is as follows for the years ended December 31 (in millions):

	2022	2021	2020
Revenue recognized at a point in time	$2,204.7	$2,104.7	$1,726.7
Revenue recognized over time	326.0	313.2	260.8
Total revenue	$2,530.7	$2,417.9	$1,987.5

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of December 31, 2022, remaining performance obligations were approximately $2,258.8 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, notes receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the consolidated balance sheets. The balance of contract assets as of December 31, 2022 and December 31, 2021 was $61.3 million and $46.1 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when revenue recognition is expected. The balance of contract liabilities as of December 31, 2022 and December 31, 2021 was $471.7 million and $430.8 million, respectively. The increase in the contract liability balance during the year ended December 31, 2022 is primarily a result of new performance obligations entered into during the period and delays in certain system installations due to supply chain and logistics challenges. Approximately $289.4 million of the contract liability balance on December 31, 2021 was recognized as revenue during the year ended December 31, 2022.

5. Acquisitions

Pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues and net income is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes.

2022

In the year ended December 31, 2022, the Company completed various acquisitions that collectively complemented its existing product offerings of to the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for each of the 2022 acquisitions (in millions):

	PreOmics GmbH	Optimal Industrial Automation and Technologies	Inscopix, Inc.
Segment	BSI CALID	BSI BioSpin	BSI Nano
Consideration Transferred:
Cash paid	$52.1	$40.3	$101.5
Cash acquired	(16.0)	(6.2)	(12.1)
Fair value of hybrid financial instruments - founders	20.9	—	—
Fair value of redeemable noncontrolling interest - other shareholders	6.8	—	—
Fair value of contingent consideration	—	0.4	—
Working capital adjustment	—	—	0.6
Total consideration transferred	$63.8	$34.5	$90.0
Allocation of Consideration Transferred:
Accounts receivable	$0.4	$1.9	$3.2
Inventories	0.6	—	2.5
Other current assets	0.7	0.8	0.9
Property, plant and equipment	1.3	0.1	0.5
Other assets	0.4	0.8	4.7
Intangible assets:
Technology	12.5	5.9	26.6
Customer relationships	6.9	12.9	20.8
Backlog	—	1.1	—
Trade name	1.9	1.2	3.2
Goodwill	47.0	18.6	52.2
Liabilities assumed	(7.9)	(8.8)	(24.6)
Total consideration allocated	$63.8	$34.5	$90.0

PreOmics GmbH

On January 18, 2022, the Company acquired a 74.15% interest in PreOmics GmbH, (“PreOmics”), a privately held company, for a purchase price of EUR 46.1 million (approximately $52.1 million). PreOmics is a provider of sample preparation and automation solutions for proteomic analysis by mass spectrometry systems. PreOmics is located in Munich, Germany and was integrated into BSI CALID Segment.

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

The rights (embedded derivative) associated with the founders can be accelerated, at a discounted redemption value, upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. The hybrid instrument associated with the founders is initially measured at fair value on the acquisition date. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

The rights associated with the other noncontrolling interest shareholders are contingently redeemable at the option. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

The Company completed the fair value allocation during 2022. The amortization period for the intangible assets acquired is nine years for technology, and twelve years for the trade name and customer relationships.

Optimal Industrial Automation and Technologies

On April 1, 2022, the Company completed a share purchase agreement to acquire 100% of the outstanding stock of Optimal Industrial Technologies Limited ("OIT") and Optimal Industrial Automation Limited ("OIA"), collectively, "Optimal". The purchase price for the outstanding shares of Optimal was approximately GBP 30.7 million (approximately $40.3 million) with the potential for additional contingent consideration of up to GBP 3.4 million (approximately $4.5 million). OIA and OIT, provide industrial automation solutions and Process Analytical Technology (“PAT”) software and services to Life Sciences, Pharmaceutical, Chemical, Fast-Moving Consumer Goods, Power Generation and Food & Beverage customers around the globe. The Optimal Industrial Companies are closely related as OIA is a PAT software company, which develops and sells “turn-key industrial solution”, and OIT is a services company, which provides PAT expertise related to the software in addition to 24/7 integration support. Optimal is located in Bristol, England, and was integrated into the BSI BioSpin Segment. The Company accounted for the purchase of Optimal under the acquisition method.

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

Inscopix, Inc.

On November 7, 2022, the Company completed a share purchase agreement to acquire 100% of the outstanding stock of Inscopix, Inc. ("Inscopix"). The purchase price for the outstanding shares of Inscopix was $101.5 million. Inscopix is a private company founded in 2011 from Stanford University research that led to the invention of the miniscope. The innovation at the core of the Inscopix brain-mapping platform is the integration and miniaturization of the benchtop fluorescence microscope into a 2-gram device that can be mounted onto the head of a freely behaving animal to observe its brain activity. These miniscopes are empowering advances in neuroscience research and preclinical research for the development of transformational therapeutics. Inscopix is located in Mountain View, California and will be integrated into the BSI Nano Segment. The Company accounted for the purchase of Inscopix under the acquisition method.

The Company expects to complete the fair value allocation during the measurement period. The amortization period for the intangible assets acquired is ten years for the technology and customer relationships, and twelve years for the trade name.

In addition to the PreOmics, Optimal and Inscopix acquisitions in 2022, the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Prolab Instruments GmbH	January 17, 2022	BSI CALID	$5.7	$5.5
PepSep Holding ApS	February 1, 2022	BSI CALID	4.1	2.8
IonSense, Inc	April 5, 2022	BSI CALID	9.5	8.1
Neurescence, Inc.	November 30, 2022	BSI Nano	7.5	7.1
			$26.8	$23.5

In addition to the acquisitions noted above, in 2022 the Company completed minority strategic investments that complemented the Company’s existing product offerings. The following table (in millions) reflects the consideration transferred and the respective reportable segment for the investments. For those investments accounted for under the alternative measurement these values also represent the carrying value at December 31, 2022. No impairments have been recognized on these investments.

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
PrognomiQ, Inc	Investment	Other long-term assets	February 16, 2022	BSI CALID	$12.0	$12.0
Tofwerk, AG	Investment	Other long-term assets	April 28, 2022	BSI CALID	18.6	18.6
Kiyatec, Inc	Investment	Other long-term assets	November 23, 2022	BSI CALID	9.3	9.3
Other Investments	Investment	Other long-term assets	Various	BSI CALID	20.3	20.3
					$60.2	$60.2

Equity-method investments

The Company's investments in Tofwerk, AG and Eliptica Limited amount to an equity investment in common stock of 40% and 20%, respectively, and are accounted for using the equity-method of accounting. The Company accounts for the investments under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within "Other long-term assets" in the consolidated balance sheets. The Company's proportional share of the earnings or losses as reported by equity-method investees are classified as "Equity in income of unconsolidated investees, net of tax" in the consolidated statements of income and comprehensive income. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment. The Company records investments, including incremental investments, of shares in equity-method investees at cost. In the event the Company no longer has the ability to exercise significant influence over an equity-method investee, the Company would discontinue accounting for the investment under the equity method.

2023—Subsequent Event Acquisitions

On January 3, 2023, the Company acquired 100% of Biognosys, AG ("Biognosys") for CHF 75 million (approximately $80.1 million). In connection with the acquisition, the Company issued and sold stock in Biognosys to the two founding shareholders representing a 2.8% ownership interest in Biognosys. The Company and the founding shareholders each have put/call rights associated with the minority interest.

On January 4, 2023, the Company acquired Acquifer Imaging GmbH and Deltabyte GmbH for EUR 7.2 million (approximately $7.7 million).

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

The fair value allocation included contingent consideration in the amount of $1.0 million, which represented the estimated fair value of future payments to the former shareholders of SCI based on achieving revenue and gross margin targets for the calendar years 2022 and 2023. The Company completed the fair value allocation during 2022. The amortization period for the intangible assets acquired is ten years for the trade name and technology, and nine years for the customer relationships. The backlog intangible asset was fully amortized.

Molecubes NV

On November 17, 2021, the Company acquired Molecubes NV (“Molecubes”), a privately held company, for a purchase price of EUR 18.7 million (approximately $21.1 million) with the potential for additional consideration of up to EUR 3.0 million (approximately $3.4 million) based on revenue and gross margin achievements. Molecubes manufactures and sells preclinical imaging CUBES that enable researchers to perform high-performance SPECT/CT and PET/CT studies without the need for complex system handling. The acquisition was accounted for under the acquisition method.

The fair value allocation included contingent consideration in the amount of EUR 0.4 million (approximately $0.4 million), which represented the estimated fair value of future payments to the former shareholders of Molecubes based on achieving revenue and gross margin targets in 2021 and 2022. The Company completed the fair value allocation during 2022. The amortization period for the intangible assets acquired is ten years for the trade name, technology, and customer relationships. The backlog intangible asset was fully amortized.

	SCI Instruments	Molecubes NV
Segment	BSI Nano	BSI BioSpin
Consideration Transferred:
Cash paid	$28.0	$21.1
Fair value of contingent consideration	1.0	0.4
Working capital adjustment	(0.6)	—
Total consideration transferred	$28.4	$21.5
Allocation of Consideration Transferred:
Cash	$—	$1.1
Accounts receivable	—	1.2
Inventories	1.0	1.5
Other current assets	—	0.3
Property, plant and equipment	—	0.1
Intangible assets:
Technology	7.1	3.4
Customer relationships	6.4	2.4
Trade name	0.4	0.5
Backlog	1.2	0.1
Goodwill	12.6	14.1
Deferred taxes	—	(1.6)
Liabilities assumed	(0.3)	(1.6)
Total consideration allocated	$28.4	$21.5

In addition to the SCI and Molecubes acquisitions, in 2021 the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Creative Instruments	July 1, 2021	BSI CALID	$1.0	$1.0
SVXR, Inc	September 9, 2021	BSI Nano	13.4	11.9
			$14.4	$12.9

In addition to the acquisitions noted above, in 2021 the Company completed minority strategic investments that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Glycopath Inc.	Investment	Other long-term assets	February 18, 2021	BSI CALID	$2.0	$2.0
IonPath Inc.	Investment	Other long-term assets	March 18, 2021	BSI CALID	2.0	2.0
Olaris, Inc.	Investment	Other long-term assets	September 23, 2021	BSI BioSpin	0.5	0.5
					$4.5	$4.5

6. Allowance for Doubtful Accounts

The following is a summary of the components for allowance for doubtful accounts (in millions):

Balance at December 31, 2019	$3.4
Additions	0.9
Deductions	(1.3)
Balance at December 31, 2020	3.0
Additions	2.2
Deductions	(1.0)
Balance at December 31, 2021	4.2
Additions	1.9
Deductions	(0.8)
Balance at December 31, 2022	$5.3

7. Inventories

Inventories consisted of the following (in millions):

	2022	2021
Raw materials	$300.9	$218.7
Work-in-process	278.7	254.9
Finished goods	128.2	144.9
Demonstration units	92.3	91.6
Total Inventories	$800.1	$710.1

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At December 31, 2022 and 2021, inventory-in-transit was $41.1 million and $49.5 million, respectively.

8. Property, Plant and Equipment, Net

The following is a summary of property, plant and equipment, net by major asset class (in millions):

	2022	2021
Land	$36.6	$34.1
Building and leasehold improvements	434.5	371.5
Machinery, equipment, software and furniture and fixtures	462.6	435.6
	933.7	841.2
Less accumulated depreciation and amortization	(446.7)	(435.1)
Property, plant and equipment, net	$487.0	$406.1

Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2022, 2021 and 2020 was $51.6 million, $51.8 million and $44.7 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill by segment (in millions):

	BSI BioSpin	BSI CALID	BSI Nano	BEST	Total
Balance at December 31, 2019	$27.5	$56.7	$208.5	$0.3	$293.0
Current period additions/adjustments	—	—	13.7	—	13.7
Foreign currency impact	3.3	4.6	5.8	—	13.7
Balance at December 31, 2020	30.8	61.3	228.0	0.3	320.4
Current period additions/adjustments	12.8	0.6	16.6	—	30.0
Foreign currency impact	(1.2)	(4.0)	(5.7)	—	(10.9)
Balance at December 31, 2021	42.4	57.9	238.9	0.3	339.5
Current period additions/adjustments	18.6	55.3	58.0	—	131.9
Foreign currency impact	(3.2)	(5.8)	(4.8)	—	(13.8)
Balance at December 31, 2022	$57.8	$107.4	$292.1	$0.3	$457.6

The Company has historically evaluated its goodwill for impairment annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” In the fourth quarter of 2022, the Company changed the date of its annual assessment of goodwill to October 1st for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with the Company’s budgeting process and will create a more efficient and timely process surrounding the impairment tests. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1st of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1, 2022. No impairment was recognized during the years ended December 31, 2022, 2021 or 2020.

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

The Company has recorded $3.1 million of accumulated impairment losses of goodwill as of December 31, 2022.

Intangible Assets

The following is a summary of intangible assets (in millions):

	2022			2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$354.7	$(219.0)	$135.7	$310.4	$(206.8)	$103.6
Customer relationships	192.3	(72.1)	120.2	156.1	(58.2)	97.9
Trade names	22.3	(7.4)	14.9	15.5	(5.8)	9.7
Other	1.0	(0.9)	0.1	1.8	(1.2)	0.6
Intangible assets	$570.3	$(299.4)	$270.9	$483.8	$(272.0)	$211.8

For the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of approximately $37.1 million, $37.4 million and $35.8 million, respectively, in the consolidated statements of income and comprehensive income.

The estimated future amortization expense related to amortizable intangible assets is as follows (in millions):

2023	$38.7
2024	36.4
2025	35.5
2026	33.0
2027	26.1
Thereafter	101.2
Total	$270.9

10. Other Current Liabilities

The following is a summary of other current liabilities (in millions):

	2022	2021
Deferred revenue	$152.2	$138.4
Accrued compensation	136.1	132.0
Accrued warranty	24.7	23.8
Contingent consideration	8.1	5.2
Income taxes payable	85.5	75.1
Other taxes payable	18.5	15.4
Derivative liabilities	0.9	6.4
Operating leases	16.4	17.9
Legal and professional fees	14.2	12.8
Other accrued expenses	42.6	54.2
Other current liabilities	$499.2	$481.2

The following table sets forth the changes in accrued warranty (in millions):

Balance at December 31, 2019	$21.1
Accruals for warranties issued during the year	19.2
Settlements of warranty claims	(21.1)
Foreign currency impact	1.1
Balance at December 31, 2020	20.3
Accruals for warranties issued during the year	23.4
Settlements of warranty claims	(19.0)
Foreign currency impact	(0.9)
Balance at December 31, 2021	23.8
Accruals for warranties issued during the year	12.9
Settlements of warranty claims	(10.9)
Foreign currency impact	(1.1)
Balance at December 31, 2022	$24.7

11. Debt

The Company’s debt obligations consist of the following (in millions):

	2022	2021
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$160.6	$170.7
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	325.1	329.2
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	321.9	325.9
U.S. Dollar notes under the 2019 Term Loan Agreement	293.3	299.2
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	205.0
Unamortized debt issuance costs	(1.7)	(2.0)
Other loans	5.9	1.9
Total notes and loans outstanding	1,205.1	1,329.9
Finance lease obligations	14.1	4.3
Total debt	1,219.2	1,334.2
Current portion of long-term debt and finance lease obligations	(18.7)	(112.4)
Total long-term debt, less current portion	$1,200.5	$1,221.8

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

2019 Transactions

On December 11, 2019, the Company entered into (1) a revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029.

The existing $105 million 4.31% Series 2012A Senior Notes, Tranche C, was paid in January 2022, and the existing $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024, which the Company issued pursuant to a note purchase agreement dated January 18, 2012, remain in full force and effect.

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2019 Credit Agreement	0.15%	$600.0	$—	$—	$600.0
Bank guarantees and working capital line	varies	130.7	—	130.7	—
Total revolving lines of credit		$730.7	$—	$130.7	$600.0

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

Amounts outstanding under the Term Loan Agreement bear interest at a rate equal to, at the Company’s option, (a) the U.S. Dollar London Interbank Offered Rate (USD LIBOR), plus a margin ranging from 1.000% to 1.500%, based on the Company’s leverage ratio, or (b) the highest of (i) the federal funds effective rate plus 1⁄2 of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) USD LIBOR, as adjusted, plus 1%, plus a margin ranging from 0.100% to 0.500%, based on the Company’s leverage ratio.

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
•
$105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and
•
$100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

Principal amounts of Tranches A, B and C together with any accrued interest thereon were paid on their respective due dates in accordance with the 2012 Note Purchase Agreement.

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

As of December 31, 2022, the Company was in compliance with the covenants of all debt agreements.

Annual maturities of notes and loans outstanding are as follows (in millions):

2023	$16.6
2024	115.7
2025	16.1
2026	248.7
2027	0.6
Thereafter	809.1
Total	$1,206.8

As of December 31, 2022, the Company has several cross-currency and interest rate swap agreements with a notional value of $146.6 million of U.S. to Swiss Franc and a notional value of $246.6 million of U.S. to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense) in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $8.6 million and $5.5 million during 2022 and 2021, respectively. The gains related to hedges of net asset investments in international operations that were recorded within the cumulative translation adjustment section of other comprehensive income were $58.0 million and $36.4 million for the years ended December 31, 2022 and 2021, respectively. The losses related to hedges of net asset investments in international operations that were recorded within the cumulative translation adjustment section of other comprehensive income were $47.1 million for the year ended December 31, 2020. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flow.

In June 2022, the Company entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current London Interbank Offered Rate ("LIBOR") rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall back rates and day conventions were also changed. No other material terms were modified with this agreement. In September 2022, the Company entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the "Amendments"), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from LIBOR to Secured Overnight Financing Rate ("SOFR"). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. During 2022, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, these amendments are treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded. The Company did not record any gains or losses on the conversion of the reference rate for Borrowings under the Term Loan Agreement from LIBOR to SOFR.

Interest expense for the years ended December 31, 2022, 2021 and 2020 was $16.1 million, $14.3 million and $14.4 million, respectively.

12. Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

December 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$198.7	$34.0	$164.7	$—
Interest rate and cross-currency swap agreements	37.8	—	37.8	—
Forward currency contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.6	—	0.6	—
Debt securities available for sale	10.5	—	—	10.5
Total assets recorded at fair value	$248.3	$34.0	$203.8	$10.5
Liabilities:
Contingent consideration	$9.6	$—	$—	$9.6
Hybrid instruments liability	34.2	—	—	34.2
Liability awards	1.1	—	—	1.1
Interest rate and cross-currency swap agreements	12.2	—	12.2	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	767.8	—	767.8	—
Total liabilities recorded at fair value	$825.2	$—	$780.3	$44.9

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$367.7	$—	$367.7	$—
Short-term investments	100.0	—	100.0	—
Interest rate and cross-currency swap agreements	6.4	—	6.4	—
Forward currency contracts	0.7	—	0.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$476.6	$—	$475.4	$1.2
Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Hybrid instruments liability	15.6	—	—	15.6
Interest rate and cross-currency swap agreements	23.9	—	23.9	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	1,043.3	—	1,043.3	—
Total liabilities recorded at fair value	$1,089.7	$—	$1,067.5	$22.2

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the year ended December 31, 2022 or 2021.

The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was based on market and observable sources with similar maturity dates. The remaining long-term debt has variable interest rates and the carrying value approximates fair value accordingly.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2022, 2021 and 2020.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2020	$4.3
Current period additions	2.6
Current period adjustments	0.2
Current period settlements	(0.4)
Foreign currency effect	(0.1)
Balance at December 31, 2021	6.6
Current period additions	3.6
Current period adjustments	5.6
Current period settlements	(5.9)
Foreign currency effect	(0.3)
Balance at December 31, 2022	$9.6

As part of the 2018 Mestrelab and 2022 PreOmics GmbH acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be accelerated, at discounted redemption values, upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with an embedded derivatives) as liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. During the year ended December 31, 2022, the Company acquired an additional 30% interest in Mestrelab for a purchase price of Euro 11.0 million (approximately $11.6 million). The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2020	$13.9
Current period additions	2.7
Foreign currency effect	(1.0)
Balance at December 31, 2021	15.6
Current period additions	20.9
Current period adjustments	11.6
Current period settlements	(11.6)
Foreign currency effect	(2.3)
Balance at December 31, 2022	$34.2

13. Derivative Instruments and Hedging Activities

Interest Rate Risk

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2019 Revolving Credit Agreement, the 2019 Term Loan and the 2021 Senior Notes.

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

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $15.3 million and $8.5 million for the purchase of products as of December 31, 2022 and 2021, respectively. There were no contracts denominated in currencies other than the functional currency of the transacting parties for the delivery of products as of December 31, 2022 and 2021, respectively. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	December 31, 2022		December 31, 2021
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets		$14.8		$6.4
Other assets		23.0		—
Other current liabilities		—		(5.8)
Other long-term liabilities		(12.2)		(18.1)
	$393.3	$25.6	$504.3	$(17.5)
Long-term debt
Long-term debt	807.6	(17.0)	825.8	(35.1)
Total derivatives designated as hedging instruments	$1,200.9	$8.6	$1,330.1	$(52.6)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$89.8	$0.6	$157.7	$0.7
Other current liabilities	97.4	(0.3)	23.0	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	15.3	0.1	8.5	0.2
Fixed price commodity contracts
Other current assets	8.9	0.6	5.5	0.4
Total derivatives not designated as hedging instruments	$211.4	$1.0	$194.7	$1.0
Total derivatives	$1,412.3	$9.6	$1,524.8	$(51.6)

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Year Ended December 31,
	Financial Statement Classification	2022	2021	2020
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(3.2)	$(5.5)	$2.1
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.1)	0.1	0.5
		(3.3)	(5.4)	2.6
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	0.1	(4.7)	(3.0)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	8.5	10.2	10.1
Total		$5.3	$0.1	$9.7

		Year Ended December 31,
	Financial Statement Classification	2022	2021	2020
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$21.2	$15.0	$(20.4)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	9.1	25.6	(26.7)
Long-term debt	Accumulated other comprehensive income, net of tax	13.9	10.8	(28.7)
		23.0	36.4	(55.4)
Total		$44.2	$51.4	$(75.8)

14. Income Taxes

The domestic and foreign components of income before income taxes for the years ended December 31 (in millions):

	2022	2021	2020
Domestic	$(13.3)	$(15.4)	$(31.1)
Foreign	427.2	409.0	256.9
Total income before provision for income taxes	$413.9	$393.6	$225.8

The components of the income tax provision for the years ended December 31 (in millions):

	2022	2021	2020
Current income tax expense (benefit):
Federal	$(10.4)	$1.0	$(0.5)
State	2.5	1.2	(0.5)
Foreign	135.3	118.0	85.4
Total current income tax expense	127.4	120.2	84.4
Deferred income tax expense (benefit):
Federal	(3.1)	(7.8)	(4.9)
State	(1.7)	(2.5)	(1.0)
Foreign	(6.2)	3.1	(14.1)
Total deferred income tax benefit	(11.0)	(7.2)	(20.0)
Income tax provision	$116.4	$113.0	$64.4

The income tax provision differs from the tax provision computed at the U.S. federal statutory rate due to the following significant components:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differential	5.2%	5.2%	4.9%
Permanent differences	1.1%	1.2%	2.0%
U.S. tax on foreign earnings	(0.1)%	1.6%	0.3%
Stock compensation	(0.6)%	(2.5)%	(0.7)%
Mandatory repatriation	—	—	0.5%
Tax contingencies	3.3%	2.6%	1.4%
Change in tax rates	0.1%	(0.1)%	0.1%
Withholding taxes	—	—	(0.1)%
Repatriation of foreign earnings	0.2%	(0.4)%	0.6%
State income taxes, net of federal benefits	0.2%	(0.4)%	(0.6)%
Research and development credits	(2.1)%	(0.9)%	(1.2)%
Other	(0.1)%	1.2%	(0.7)%
Change in valuation allowance for unbenefited losses	(0.1)%	0.2%	1.0%
Effective tax rate	28.1%	28.7%	28.5%

The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows (in millions):

	2022	2021
Deferred tax assets:
Accrued expenses	$4.4	$0.3
Compensation	15.3	28.8
Section 174 capitalization	15.8	—
Disallowed interest carryforwards	9.1	9.3
Net operating loss carryforwards	21.9	23.5
Foreign tax and other tax credit carryforwards	20.3	21.4
Unrealized currency gain/loss	13.1	6.8
Inventory	1.9	—
Hedge unrealized FX gain/loss	—	12.5
Lease obligations	10.5	14.1
Other	4.8	2.4
Gross deferred tax assets	117.1	119.1
Less valuation allowance	(6.6)	(7.1)
Total deferred tax assets	110.5	112.0
Deferred tax liabilities:
Accounts payable	7.7	—
Inventory	—	3.6
Hedge unrealized FX gain/loss	1.3	—
Deferred revenue	0.9	—
Fixed assets	10.1	6.1
Foreign patent reserves	2.9	4.4
Intangibles	53.8	32.6
Accrued expenses	1.3	0.5
Accrued withholding tax	7.9	6.7
Right-of-use asset	10.5	14.0
Other	—	0.2
Total deferred tax liabilities	96.4	68.1
Net deferred tax assets	$14.1	$43.9

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

The Company can only recognize a deferred tax asset to the extent this it is “more likely than not” that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets were as follows (in millions):

Balance at December 31, 2019	$4.2
Increases recorded as part of acquisition purchase accounting	2.4
Balance at December 31, 2020	6.6
Increases recorded as an expense to income tax provision	0.5
Balance at December 31, 2021	7.1
Decrease recorded for state valuation allowance release	(0.5)
Balance at December 31, 2022	$6.6

As of December 31, 2022, the Company had approximately $65.8 million net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2023. The Company also has approximately $74.4 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $15.2 million of other foreign net operating losses that are expected to expire at various times in the future. We had U.S. federal foreign tax credit carried forwards in the amount of $5.2 million. We also had U.S. federal and state research and development tax credit of $3.1 million and $9.5 million respectively. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Code Section 382 and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards. Additionally, the Company has $39.8 million of gross interest expense carryforward as provided by Code Section 163(j) that can be carried forward indefinitely.

At December 31, 2022 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. Specifically, the Company asserts that a total of $2.5 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $1.7 billion in unremitted earnings as well as $851 million of non-cash E&P in all jurisdictions not indefinitely reinvested. If this E&P is ultimately distributed to the United States in the form of dividends the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $82.2 million at December 31, 2022.

The Company had gross unrecognized tax benefits, excluding interest, of approximately $54.9 million as of December 31, 2022, that if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by an immaterial amount due to the expiration of statutes of limitations. A tabular reconciliation of the Company’s gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2019	$15.9
Gross increases—tax positions in prior periods	1.2
Gross increases—current period tax positions	5.6
Gross unrecognized tax benefits at December 31, 2020	22.7
Gross increases—tax positions in prior periods	17.8
Gross increases—current period tax positions	10.9
Gross unrecognized tax benefits at December 31, 2021	51.4
Gross decreases—tax positions in prior periods	(8.2)
Gross increases—current period tax positions	11.7
Gross unrecognized tax benefits at December 31, 2022	$54.9

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. At December 31, 2022 and 2021, the Company had approximately $4.2 million and $3.1 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded expense of $1.1 million and $1.5 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the years ended December 31, 2022 and 2021, respectively.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2022 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 5.7% from the U.S. statutory rate of 21% in 2022.

The Company has been subject to tax examinations in Germany for the years 2009 through 2012 whereby the German tax authorities had imposed additional tax assessments for those years. Due to the nature of the additional tax assessments, the Company filed for competent authority relief from those assessments and reached a final resolution during the first quarter of 2022. In addition, the Company has been subject to tax examinations for the years 2013-2017 with Germany taxing authorities and 2013-2022 in various taxing authorities.

In 2020, the Company was granted an income tax holiday for our manufacturing facility in Malaysia. The tax holiday allows for tax-free operations through February 28, 2023, with the option to apply for a 5 year extension if certain conditions are met. This tax holiday had an immaterial impact to earnings per share for the year ended December 31, 2022.

In connection with the Tax Cuts and Jobs Act (“TCJA”) of 2017, the Company recorded a toll charge liability of $35.4 million. Of that amount, approximately $14.2 million has already been paid as of December 31, 2022.

In July and August 2022, the CHIPS and Science Act, of CHIPS, and the Inflation Reduction Act, or IRA were signed into law. The IRA introduced tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income of certain large corporations and 1% excise tax on share repurchases, which are both effective January 1, 2023. While we are still evaluating the impact of the provisions in the Inflation Reduction Act, we do not believe this legislation will have a material impact on our consolidated financial statements.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization did not result in a material impact in the overall effective tax rate for the year ended December 31, 2022.

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

The components of lease expense were as follows (in millions):

	2022	2021	2020
Amortization of right-of-use assets	$3.3	$1.5	$0.7
Interest on lease liabilities	0.6	0.1	0.1
Total finance lease cost	3.9	1.6	0.8
Operating lease cost	20.4	24.0	23.3
Short term lease cost	5.6	4.2	3.9
Variable lease cost	5.0	3.0	3.4
Sublease income	(1.7)	(2.0)	(1.9)
Total lease cost	$33.2	$30.8	$29.5

Supplemental balance sheet information related to leases was as follows (dollars in millions):

	December 31,
	2022	2021
Operating leases
Operating lease assets, net	$51.2	$59.9
Other current liabilities	16.4	17.9
Operating lease liability—long term	34.8	41.8

	December 31,
	2022	2021	2020
Weighted average remaining lease term	4.6	5.1 years	5.2 years
Weighted average discount rate	1.8%	1.6%	1.9%

	December 31,
	2022	2021
Finance leases
Property, plant and equipment, net	$14.2	$4.6
Current portion of long-term debt	2.4	1.7
Long-term debt	11.7	2.6

	December 31,
	2022	2021	2020
Weighted average remaining lease term	10.2	2.9 years	3.3 years
Weighted average discount rate	3.0%	1.6%	2.2%

Supplemental cash flow information related to leases was as follows (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.6	$0.1	$0.1
Operating cash flows from operating leases	20.1	21.2	24.0
Financing cash flows from finance leases	3.3	1.6	0.9
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$22.8	$21.2	$24.3
Finance leases	13.6	2.7	2.6

Future lease payments under operating leases and finance leases as follows (in millions):

	Operating Leases	Finance Leases
Twelve months ending December 31:
2023	$16.5	$2.7
2024	11.5	2.2
2025	8.6	1.6
2026	6.1	1.1
2027	3.4	0.9
Thereafter	5.1	7.2
Total undiscounted lease payments	51.2	15.7
Less: imputed interest	—	(1.6)
Total lease liabilities	$51.2	$14.1

16. Post Retirement Benefit Plans

Defined Contribution Plans

The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $11.0 million, $9.4 million and $8.1 million to such plans in the years ended December 31, 2022, 2021 and 2020, respectively.

Defined Benefit Plans

Substantially all of the Company’s employees in Switzerland, France, Japan and Thailand, as well as certain employees in Germany, are covered by Company-sponsored defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements; however, the level of benefits and terms of vesting varies among plans.

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

	2022	2021	2020
Components of net periodic benefit costs:
Service cost	$6.5	$8.1	$8.2
Interest cost	1.0	0.5	1.1
Expected return on plan assets	(1.7)	(1.8)	(2.5)
Settlement (gain) loss recognized	(0.3)	0.1	—
Amortization of prior service (credit) cost	(0.2)	0.9	1.2
Amortization of actuarial losses	2.2	2.6	3.5
Net periodic benefit costs	$7.5	$10.4	$11.5

The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows (in millions):

	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$253.9	$275.2
Service cost	6.5	8.1
Interest cost	1.0	0.5
Plan participant contributions	5.1	5.2
Plan amendments	(2.9)	(10.9)
Plan settlements	(6.8)	(0.5)
Benefits paid	(2.1)	(6.4)
Actuarial gain	(48.8)	(5.4)
Premiums paid	(1.7)	(1.8)
Plan combinations / acquisitions	0.8	—
Impact of foreign currency exchange rates	(7.2)	(10.1)
Benefit obligation at end of year	197.8	253.9

Change in plan assets:
Fair value of plan assets at beginning of year	147.8	150.5
Return on plan assets	2.5	(2.1)
Plan participant and employer contributions	11.9	12.4
Benefits paid	(2.1)	(6.4)
Plan settlements	(6.8)	(0.5)
Premiums paid	(1.7)	(1.8)
Plan combinations / acquisitions	0.4	—
Impact of foreign currency exchange rates	(1.7)	(4.3)
Fair value of plan assets at end of year	150.3	147.8
Net under-funded status	$(47.5)	$(106.1)

Plan amendments relate to further reductions in the mandatory and the supplementary conversion rates for the pension plan in Switzerland that will be effective in 2023 and in 2024, respectively. The accumulated benefit obligation for the defined benefit pension plans is $168.6 million and $225.8 million at December 31, 2022 and 2021, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2022 and 2021.

The following amounts were recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans (in millions):

	2022	2021
Current liabilities	$(1.8)	$(1.8)
Non-current liabilities	(45.7)	(104.3)
Net benefit obligation	$(47.5)	$(106.1)

The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company’s defined benefit plans (in millions):

	2022	2021	2020
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost (credit)	$12.0	$9.4	$(2.4)
Net actuarial gain (loss)	4.2	(50.1)	(56.6)
Accumulated other comprehensive gain (loss)	16.2	(40.7)	(59.0)

Accumulated contributions in excess of net periodic benefit cost	(63.7)	(65.4)	(65.7)

Net amount recognized	$(47.5)	$(106.1)	$(124.7)

The amount in accumulated other comprehensive income at December 31, 2022 expected to be recognized as amortization of net loss within net periodic benefit cost in 2023 is $(0.4) million.

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

The following assumptions were used for defined benefit pension plans reflects the different economic environments within the various countries. The assumptions used to determine the net periodic benefit costs and the projected benefit obligations are as follows:

2022	Japan	France	Switzerland	Germany	Thailand
Annual discount rate—defined benefit obligation	0.9%	3.8%	2.4%	3.9%	3.7%
Annual discount rate—defined benefit cost	0.4%	1.0%	0.4%	0.8%	2.5%
Expected return on plan assets	—%	3.0%	1.2%	—%	—%
Expected rate of compensation increase	3.0%	3.0%	2.3%	2.6%	5.6%

2021	Japan	France	Switzerland	Germany	Thailand
Annual discount rate—defined benefit obligation	0.4%	1.0%	0.4%	0.8%	—%
Annual discount rate—defined benefit cost	0.4%	0.6%	0.1%	0.5%	—%
Expected return on plan assets	—%	3.0%	1.2%	0.0%	—%
Expected rate of compensation increase	3.0%	2.0%	1.0%	2.6%	—%

2020	Japan	France	Switzerland	Germany	Thailand
Annual discount rate—defined benefit obligation	0.4%	0.6%	0.1%	0.5%	—%
Annual discount rate—defined benefit cost	0.3%	0.8%	0.3%	1.1%	—%
Expected return on plan assets	—%	3.0%	1.8%	—%	—%
Expected rate of compensation increase	3.0%	2.0%	1.0%	2.6%	—%

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

Asset Allocations by Asset Category

The fair value of the Company’s pension plan assets by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$0.1	$—	$—	$0.1
Swiss Life Collective BVG Foundation (b)	150.2	—	—	150.2
Total plan assets	$150.3	$—	$—	$150.3

December 31, 2021	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$0.1	$—	$—	$0.1
Swiss Life Collective BVG Foundation (b)	147.7	—	—	147.7
Total plan assets	$147.8	$—	$—	$147.8

(a)
The Company’s pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.

(b)
The Company’s pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.0% on the mandatory withdrawal portion, as defined by Swiss law, and 0.25% on the non-mandatory portion starting 2023. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 65% bonds, 2.5% cash, 7.5% equity investments and 25% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. All investments and insurance risks are fully covered and there is a 100% capital and interest rate guarantee provided by Swiss Life. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

For all of our plans except Switzerland, we do not have plan assets to payout benefit payments. Contributions are expected to be consistent with estimated benefit payments for the next fiscal year. The estimated future benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2022. The following benefit payments reflect future employee service as appropriate (in millions):

2023	$8.1
2024	8.3
2025	8.3
2026	8.3
2027	8.6
2028-2032	48.6

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

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (Zeiss), sued Luxendo GmbH (Luxendo), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Luxendo defended against these claims and, on December 14, 2021, obtained a decision by the German Patent and Trademark Office canceling the utility model. Zeiss’ appeal against the cancellation was unsuccessful and, on December 19, 2022, Zeiss withdrew its complaint. Luxendo is entitled to reimbursement of its statutory fees in the infringement case as well as in the cancellation action.

A parallel European patent application, from which the utility model was derived, is pending in the European Patent Office (EPO). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application. On March 25, 2022, the EPO communicated to the applicant that Luxendo’s observations had merit and confirmed its position on October 14, 2022. A hearing regarding the EPO’s concerns about patentability is scheduled for the second quarter of 2023. Luxendo is presently unable to predict the outcome of the EPO’s evaluation of the patent application.

At December 31, 2022 and 2021, no material accruals have been recorded for potential contingencies.

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

At December 31, 2022 and 2021, no material accruals have been recorded for potential contingencies related to these matters. The Company does not expect additional losses to be incurred in excess of the amounts accrued.

Unconditional Purchase Commitments

The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The majority of these commitments are expected to be settled during 2023.

Unconditional purchase commitments that are fixed and determinable are as follows (in millions):

2023	$343.1
2024	22.9
2025	3.7
2026	0.1
2027	7.4
Total	$377.2

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2022, 2021 and 2020, were $6.4 million, $5.8 million and $8.4 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Letters of Credit and Guarantees

At December 31, 2022 and 2021, the Company had bank guarantees of $130.7 million and $116.4 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

18. Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	2022	2021	2020
Net income attributable to Bruker Corporation, as reported	$296.6	$277.1	$157.8
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	148.6	151.4	153.4
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	0.8	1.5	1.2
Weighted average common shares outstanding - diluted	149.4	152.9	154.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$2.00	$1.83	$1.03
Diluted	$1.99	$1.81	$1.02

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (in millions of shares):

	2022	2021	2020
Stock options	0.1	—	0.2
Unvested restricted stock units	—	0.1	—

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

In May 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Program”) authorizing the purchase of the Company’s common stock up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company purchased a total of 4,215,094 shares at an aggregate cost of $264.7 million during the year ended December 31, 2022. The Company purchase a total of 1,537,217 shares at an aggregate cost of $118.9 million during the year ended December 31, 2021. The remaining authorization as of December 31, 2022 is $116.6 million. At February 22, 2023, $94.4 million remains for future purchase under the 2021 Repurchase Program.

Cash Dividends on Common Stock

Dividends are declared by the Company’s Board of Directors ("Board") in accordance with the Company’s dividend policy. Under the policy, the Company targeted a $0.16 per share cash dividend per annum to the Company’s shareholders payable in equal quarterly installments. Beginning in 2022, the Company is targeting a cash dividend to our shareholders in the amount of $0.20 per share per annum, payable in equal quarterly installments.

Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board's continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or canceled at the discretion of the Board at any time. In February 2023, the Company announced that our Board had declared a quarterly dividend of $0.05 per share that will be payable in March 2023.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated As Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$43.1	$(15.7)	$(52.9)	$(25.5)
Other comprehensive income (loss)	97.8	(75.8)	2.3	24.3
Realized gain on reclassification	—	—	4.9	4.9
Balance at December 31, 2020	140.9	(91.5)	(45.7)	3.7
Other comprehensive (loss) income	(77.8)	51.4	11.6	(14.8)
Realized gain on reclassification	—	—	2.9	2.9
Balance at December 31, 2021	63.1	(40.1)	(31.2)	(8.2)
Other comprehensive income (loss)	(66.2)	44.2	43.8	21.8
Realized gain on reclassification	—	—	1.2	1.2
Balance at December 31, 2022	$(3.1)	$4.1	$13.8	$14.8

Stock Compensation Plans

On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”), and on May 14, 2010, the 2010 Plan was approved by the Company’s shareholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors determined to be the Compensation Committee, to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years. As of December 31, 2022, 5,545,090 options and 570,011 restricted stock awards have been granted under the 2010 Plan. At December 31, 2022, 393,535 options were outstanding under the 2010 Plan.

In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s shareholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Stock option awards granted under the 2016 Plan typically vest over a period of one to four years. As of December 31, 2022, 1,559,188 options and 2,391,596 restricted stock units have been granted under the 2016 Plan. At December 31, 2022, 780,090 options and 635,868 restricted stock units were outstanding under the 2016 Plan.

In June 2022, the Company's shareholders approved the 2022 Employee Stock Purchase Plan, under which eligible employees may contribute up to 10% of their earnings toward the semi-annual purchase of the Company's stock. The plan makes available 2,500,000 shares. Each plan enrollment period covers six months beginning June 1 and December 1 of each year. The purchase price per share of the Company's stock is equal to 90% of the lower of (1) the fair market value per share of the Company's stock on the first day of the applicable purchase period or (2) the fair market value per share of the Company's stock on the applicable purchase date, unless otherwise specified by the Plan Administrator before the start of any purchase period.

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

Stock-based Compensation

The following presents the impact of stock-based compensation expense on our consolidated statements of income (in millions):

	2022	2021	2020
Stock options	$1.5	$1.3	$1.8
Restricted stock units	14.1	13.2	11.5
Employee Stock Purchase Plan	0.1	—	—
Total stock-based compensation	$15.7	$14.5	$13.3

	2022	2021	2020
Cost of product revenue	$1.1	$2.2	$2.0
Selling, general and administrative	13.3	10.1	9.3
Research and development	1.3	2.2	2.0
Total stock-based compensation	$15.7	$14.5	$13.3

In addition to the awards above, the Company recorded stock-based compensation within other charges, net of $12.0 million, $2.7 million and $2.6 million at December 31, 2022, 2021, and 2020, respectively, related to the Mestrelab and PreOmics acquisitions.

At December 31, 2022, the Company expects to recognize pre-tax stock-based compensation expense of $3.2 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.4 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $30.9 million associated with outstanding restricted stock units granted under the Company’s 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.5 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted- Average Price Per Share	Weighted - Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions) (a)
Outstanding at December 31, 2021	1,355,152	$30.98	4.1	$71.9
Granted	73,365	65.43
Exercised	(251,006)	23.26
Forfeited/Expired	(3,886)	22.88
Outstanding at December 31, 2022	1,173,625	$34.81	3.7	$40.8
Exercisable at December 31, 2022	949,574	$28.29	3.2	$38.4
Exercisable and expected to vest at December 31, 2022 (b)	1,149,503	$34.16	3.6	$40.6
a)
Represents the number of vested options at December 31, 2022, plus the number of unvested options at December 31, 2022 that are ultimately expected to vest based on our estimated forfeiture rate.
b)
The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our common stock on December 31, 2022.

The total intrinsic value of options exercised was $10.7 million, $35.7 million and $6.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

Restricted stock unit activity is presented below:

	Shares Subject to Restriction	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	654,470	$53.44
Granted	291,015	63.01
Vested	(281,096)	47.61
Forfeited	(28,521)	57.30
Outstanding at December 31, 2022	635,868	$60.23

The total fair value of restricted stock vested was $17.7 million, $27.1 million and $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

20. Other Charges, Net

The components of other charges, net were as follows (in millions):

	2022	2021	2020
Acquisition-related expenses, net	$19.3	$6.1	$2.4
Professional fees incurred in connection with investigation matters and other legal matters	2.4	1.1	5.9
Information technology transformation costs	3.0	2.8	2.5
Restructuring charges	3.9	4.8	12.0
Long-lived asset impairments	0.3	(0.5)	2.1
Other	0.8	—	—
Other charges, net	$29.7	$14.3	$24.9

Restructuring Initiatives

Restructuring charges for the years ended December 31, 2022, 2021 and 2020 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows (in millions):

	2022	2021	2020
Cost of revenues	$0.9	$3.4	$3.8
Other charges, net	3.9	4.8	12.0
	$4.8	$8.2	$15.8

The following table sets forth the changes in the restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2019	$4.6	$2.2	$0.1	$2.3
Restructuring charges	15.8	13.6	2.0	0.2
Cash payments	(10.0)	(8.0)	(2.0)	—
Non-cash adjustments	(1.0)	(0.5)	0.7	(1.2)
Foreign currency impact	0.4	0.3	—	0.1
Balance at December 31, 2020	$9.8	$7.6	$0.8	$1.4
Restructuring charges	8.2	5.3	1.5	1.4
Cash payments	(10.3)	(9.3)	(1.0)	—
Non-cash adjustments	(1.1)	—	(1.0)	(0.1)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)
Balance at December 31, 2021	$6.4	$3.5	$0.3	$2.6
Restructuring charges	4.8	2.4	2.3	0.1
Cash payments	(7.8)	(5.4)	(2.4)	—
Non-cash adjustments	(1.4)	—	—	(1.4)
Foreign currency impact	(0.2)	(0.1)	—	(0.1)
Balance at December 31, 2022	$1.8	$0.4	$0.2	$1.2

21. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net were as follows (in millions):

	2022	2021	2020
Interest and other income	$4.1	$0.9	$3.2
Interest expense	(16.1)	(14.3)	(14.4)
Exchange losses on foreign currency transactions	(5.8)	(4.1)	(8.0)
Pension components	(1.0)	(2.2)	(3.3)
Interest and other income (expense), net	$(18.8)	$(19.7)	$(22.5)

22. Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI Nano and BEST, as discussed in Note 1 to the consolidated financial statements.

Selected reportable segment information is presented below (in millions):

	2022	2021	2020
Revenue:
BSI BioSpin	$696.7	$691.0	$600.0
BSI CALID	822.2	819.6	653.9
BSI Nano	787.0	697.5	556.1
BEST	237.1	223.8	189.5
Eliminations (a)	(12.3)	(14.0)	(12.0)
Total revenue	$2,530.7	$2,417.9	$1,987.5
Operating Income:
BSI BioSpin	$167.1	$158.2	$121.6
BSI CALID	196.0	227.2	152.2
BSI Nano	113.0	73.4	23.6
BEST	31.3	22.2	6.2
Corporate, eliminations and other (b)	(74.7)	(67.7)	(55.3)
Total operating income	$432.7	$413.3	$248.3

(a)
Represents product and service revenue between reportable segments.
(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	2022	2021
Assets:
BSI BioSpin, BSI CALID, BSI Nano & Corporate	$3,508.4	$3,560.5
BEST	111.1	97.9
Eliminations and other (a)	(7.7)	(8.4)
Total assets	$3,611.8	$3,650.0
(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense to disclose the amount of total assets by the BSI BioSpin, BSI CALID and BSI Nano Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

Total capital expenditures and depreciation and amortization by segment are presented below (in millions):

	2022	2021	2020
Capital Expenditures:
BSI BioSpin	$14.5	$36.6	$43.0
BSI CALID	33.9	24.7	16.1
BSI Nano	20.2	16.8	10.6
Corporate	9.1	4.7	17.4
BEST	51.5	9.2	10.1
Total capital expenditures	$129.2	$92.0	$97.2
Depreciation and Amortization:
BSI BioSpin	$22.6	$21.3	$18.0
BSI CALID	20.7	19.8	17.0
BSI Nano	35.6	37.4	35.7
Corporate	3.9	4.3	4.0
BEST	6.0	6.3	5.7
Total depreciation and amortization	$88.8	$89.1	$80.4

Revenue and long-lived assets (including property, plant and equipment, net and operating lease right of use assets) by geographical area are as follows (in millions):

	2022	2021	2020
Revenue:
United States	$696.1	$601.0	$455.9
Germany	247.4	262.6	244.9
Rest of Europe	591.9	658.1	519.8
China	396.5	357.6	313.5
Rest of Asia Pacific	408.4	371.5	315.6
Other	190.4	167.1	137.8
Total revenue	$2,530.7	$2,417.9	$1,987.5

	2022	2021	2020
Long-lived assets:
United States	$58.8	$51.3	$61.3
Germany	309.6	244.0	227.8
Rest of Europe	141.0	141.5	144.7
Asia Pacific	22.1	22.6	22.1
Other	6.7	6.6	7.1
Total long-lived assets	$538.2	$466.0	$463.0

23. Related Parties

On February 26, 2020, the Company acquired land and buildings at 15 Fortune Drive and 44 Manning Road, both in Billerica MA, for a total purchase price of $12.3 million. Each property was owned by a trust controlled equally by Bruker’s President & CEO, Frank Laukien, and his half-brother, Dirk D. Laukien. Both properties acquired are adjacent to Bruker’s headquarters building at 40 Manning Road, a property already owned by the Company. BSI BioSpin formerly leased the property at 15 Fortune Drive and will continue to occupy the property for the foreseeable future. The property at 44 Manning Road, which is currently fully leased to unrelated third parties, provides for potential expansion of Bruker operations in the future.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

We excluded Prolab Instruments GmbH, PreOmics GmbH, PepSep Holding ApS, Optimal Industrial Automation and Technologies, IonSense, Inc., Inscopix, Inc., and Neurescence, Inc. from our assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in business combinations during 2022. The total assets and total revenues of the acquired entities collectively represent 1.5% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

PricewaterhouseCoopers LLP, our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, PCAOB ID 238.

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders.

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

(3)
Exhibits
(b)
List of Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Bruker Corporation	Form 10-K	March 27, 2020

3.2	Amended and Restated Bylaws of Bruker Corporation	Form 10-Q	August 8, 2020

4.1	Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation	Form 10-K	March 1, 2017

4.2	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K	March 27, 2020

10.1†	Bruker Corporation 2010 Incentive Compensation Plan	Schedule 14A	April 14, 2010

10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2010

10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2010

10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement	Form 10-Q	August 9, 2010

10.5†	Bruker Corporation 2016 Incentive Compensation Plan	Schedule 14A	April 22, 2016

10.6†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2019

10.7†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2019

10.8†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement	Form 10-Q	August 9, 2019

10.9†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement	Form 10-K	March 1, 2017

10.10†	Bruker Corporation Employee Stock Purchase Plan	Form S-8	June 3, 2022

10.11

Amended and Restated Credit Agreement, dated as of May 24, 2011, by and among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker

		Form 8-K	May 25, 2011

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

10.12*	Note Purchase Agreement, dated January 18, 2012	Form 8-K	January 19, 2012

10.13	First Amendment to the Note Purchase Agreement, date January 18, 2012	Form 10-Q	August 7, 2020

10.14†	Bruker Corporation 2019 Short-Term Incentive Compensation Program	Form 8-K	February 21, 2019

10.15†**	Bruker Corporation 2022 Short-Term Incentive Compensation Program

10.16†	Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	August 9, 2018

10.17†	Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse	Form 10-Q	August 9, 2018

10.18†	Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega	Form 10-Q	May 9, 2013

10.19†

Managing Director Employment Contract, dated as of June 28, 2012, by and between Bruker Daltonik GmbH and Juergen Srega, as amended pursuant to the Supplement to the Managing Director Employment Contract, dated as of December 12, 2019

		Form 10-K	March 27, 2020

10.20†	Form of Indemnification Agreement of Officers and Directors	Form 8-K	February 11, 2019

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

10.22

Term Loan Agreement, dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders

		Form 8-K	December 12, 2019

10.23	Note Purchase Agreement dated as of December 11, 2019	Form 8-K	December 12, 2019

10.24	First Amendment to the Note Purchase Agreement, dated as of December 11, 2019	Form 10-Q	August 7, 2020

10.25	First Amendment to Term Loan Agreement, dated as of May 12, 2021	Form 10-Q	August 5, 2021

10.26	Note Purchase Agreement dated as of December 7, 2021	Form 8-K	December 8, 2021

10.27

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

		Form 10-Q	August 5, 2022

10.28

Second Amendment to Credit Agreement dated December 11, 2019, by and among the Company and certain of its subsidiaries as borrowers, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., TD

		Form 10-Q	November 4, 2022

Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders

10.29

Second Amendment to Term Loan Agreement dated December 11, 2019, by and among the Company and certain of its subsidiaries, and Bank of America, N.A. as Administrative Agent, TD Bank, N.A. and the other banks or other financial institutions or entities from time to time party thereto as lenders

		Form 10-Q	November 4, 2022

21.1 **	Subsidiaries of the Company

23.1 **	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1 **	Power of attorney (included on signature page hereto)

31.1 **	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL (included in Exhibit 101)

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

BRUKER CORPORATION

Date: February 28, 2023	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date

/S/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2023
Frank H. Laukien, Ph.D.

/S/ GERALD N. HERMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Gerald N. Herman

/S/ BONNIE H. ANDERSON	Director	February 28, 2023
Bonnie H. Anderson

/S/ CYNTHIA M. FRIEND, PH.D.	Director	February 28, 2023
Cynthia Friend, Ph.D.

/S/ MARC A. KASTNER, PH.D.	Director	February 28, 2023
Marc A. Kastner, Ph.D.

/S/ WILLIAM A. LINTON	Director	February 28, 2023
William A. Linton

/S/ Philip Ma	Director	February 28, 2023
Philip Ma

/S/ JOHN ORNELL	Director	February 28, 2023
John Ornell

/S/ RICHARD A. PACKER	Director	February 28, 2023
Richard A. Packer

/S/ ADELENE Q. PERKINS	Director	February 28, 2023
Adelene Q. Perkins

/S/ HERMANN REQUARDT, PH.D.	Director	February 28, 2023
Hermann Requardt, Ph.D.

/S/ ROBERT ROSENTHAL, PH.D.	Director	February 28, 2023
Robert Rosenthal, Ph.D.