Form 10-Q
period 2023-03-31
BRUKER CORP
filed 2023-05-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2023
Common Stock, $0.01 par value per share	146,727,377 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three months ended March 31, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4:	Controls and Procedures	37
Part II	OTHER INFORMATION	38
Item 1:	Legal Proceedings	38
Item 1A:	Risk Factors	38
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6:	Exhibits	39
	Signatures	40

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$597.9	$645.5
Accounts receivable, net	471.7	472.7
Inventories	858.8	800.1
Assets held for sale	—	1.4
Other current assets	204.6	193.5
Total current assets	2,133.0	2,113.2
Property, plant and equipment, net	510.9	487.0
Goodwill	527.3	457.6
Intangible assets, net	298.5	270.9
Other long-term assets	294.2	283.1
Total assets	$3,763.9	$3,611.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120.1	$18.7
Accounts payable	196.2	178.4
Deferred revenue and customer advances	397.8	370.2
Other current liabilities	334.4	347.0
Total current liabilities	1,048.5	914.3
Long-term debt	1,109.0	1,200.5
Other long-term liabilities	395.6	365.2
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	12.0	6.1
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,443,006 and 175,389,586 shares issued and 146,761,246 and 147,023,144 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1.7	1.7
Treasury stock, at cost, 28,681,760 and 28,366,442 shares at March 31, 2023 and December 31, 2022, respectively	(1,107.2)	(1,085.0)
Accumulated other comprehensive income, net of tax	29.6	14.8
Other shareholders’ equity	2,256.2	2,182.3
Total shareholders’ equity attributable to Bruker Corporation	1,180.3	1,113.8
Noncontrolling interests in consolidated subsidiaries	18.5	11.9
Total shareholders’ equity	1,198.8	1,125.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,763.9	$3,611.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Product revenue	$567.1	$490.4
Service revenue	115.5	103.2
Other revenue	2.7	1.4
Total revenue	685.3	595.0
Cost of product revenue	257.2	229.0
Cost of service revenue	68.2	59.6
Cost of other revenue	0.2	0.1
Total cost of revenue	325.6	288.7
Gross profit	359.7	306.3
Operating expenses:
Selling, general and administrative	162.7	145.7
Research and development	69.0	56.6
Other charges, net	5.3	7.5
Total operating expenses	237.0	209.8
Operating income	122.7	96.5
Interest and other income (expense), net	(16.1)	(2.5)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	106.6	94.0
Income tax provision	29.9	31.9
Equity in income of unconsolidated investees, net of tax	0.7	—
Consolidated net income	77.4	62.1
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.9	0.5
Net income attributable to Bruker Corporation	$76.5	$61.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.52	$0.41
Diluted	$0.52	$0.41
Weighted average common shares outstanding:
Basic	146.8	150.4
Diluted	147.6	151.4
Comprehensive income	$92.6	$53.2
Less: Comprehensive income attributable to noncontrolling interests	1.3	0.2
Less: Comprehensive loss attributable to redeemable noncontrolling interests	—	(0.2)
Comprehensive income attributable to Bruker Corporation	$91.3	$53.2

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	34,957	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	18,463	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(315,318)	—	315,318	(22.2)	(0.1)	—	—	(22.3)	—	(22.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biogynosys acquisition - other shareholders	2.3	—	—	—	—	—	—	—	—	—	—
Other majority owned acquisition - other shareholders	3.6	—	—	—	—	—	—	—	—	—	—
Proceeds from the sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	5.3	5.3
Consolidated net (loss) income	(0.1)	—	—	—	—	—	76.5	—	76.5	1.0	77.5
Other comprehensive income	0.1	—	—	—	—	—	—	14.8	14.8	0.3	15.1
Balance at March 31, 2023	$12.0	146,761,246	$1.7	28,681,760	$(1,107.2)	$261.1	$1,995.1	$29.6	$1,180.3	$18.5	$1,198.8

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

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$77.4	$62.1
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	25.1	21.7
Stock-based compensation expense	6.5	8.0
Deferred income taxes	1.2	(4.0)
Impairment of minority investments and other long-lived assets	6.9	2.0
Gain on sale of property, plant and equipment	(9.8)	(10.7)
Other non-cash expenses, net	5.0	2.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	8.3	(2.4)
Inventories	(55.0)	(49.0)
Accounts payable and accrued expenses	13.1	(0.1)
Income taxes payable, net	(5.8)	0.6
Deferred revenue and customer advances	34.8	45.3
Other changes in operating assets and liabilities, net	(20.2)	1.8
Net cash provided by operating activities	87.5	77.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(25.0)	(19.0)
Cash paid for strategic investments	(8.2)	(12.0)
Cash paid for acquisitions, net of cash acquired	(88.1)	(83.8)
Proceeds from sales of property, plant and equipment	10.7	12.7
Net proceeds from cross-currency swap agreements	2.4	0.3
Net cash used in investing activities	(108.2)	(101.8)
Cash flows from financing activities:
Repayment of other debt, net	(2.1)	(0.4)
Repayment of 2012 Note Purchase Agreement	—	(105.0)
Repayment of 2019 Note Purchase Agreement	(3.8)	(0.8)
Proceeds from issuance of common stock, net	0.7	3.1
Payment of contingent consideration	(1.0)	(1.2)
Payment of dividends to common shareholders	(7.4)	(7.5)
Repurchase of common stock	(22.4)	(105.6)
Proceeds from the sale of noncontrolling interests	5.3	—
Net cash used in financing activities	(30.7)	(217.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.1	(10.7)
Net change in cash, cash equivalents and restricted cash	(47.3)	(252.1)
Cash, cash equivalents and restricted cash at beginning of period	648.7	1,071.7
Cash, cash equivalents and restricted cash at end of period	$601.4	$819.6
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.2	$3.5
Restricted cash period ending balance	$3.5	$3.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection) Segment designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the BSI CALID Segment include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

BSI Nano Segment designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; spark optical emission spectroscopy systems; Chipcytometry products and services for targeted spatial proteomics, multi-omic services; and products and services for spatial genomics research. Customers of the BSI Nano Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials research and life science research analysis.

BEST reportable segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2023, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.

Risks and Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, including increasing inflation, uncertainties caused by recent banking industry volatility, rapid technological change, government and academic funding levels, geopolitical uncertainties, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components and other supply chain challenges, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

The Company has experienced supply chain interruptions as a result of general global economic conditions, including inflation and the threat of a potential recession, a tighter labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company’s products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in the Company’s products, including limited source components, has resulted and may continue to cause disruptions to the Company’s production activities, which has had and may continue to have an adverse effect on the Company’s financial condition or result of operations. These factors have impacted and may continue to impact the timing of the Company’s revenue, and have also resulted, and may in the future result in a delay of revenue, and an increase in manufacturing costs, all of which have adversely impacted and may continue to adversely impact the Company’s operating results.

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

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the global supply chain interruptions, higher energy costs and shortages, the global economy, including inflation and the threat of recession, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee cost related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning global supply chain and various global conflicts. The Company has made estimates of the impact of these disruptions within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

Deferred revenue previously included in other current liabilities on the consolidated balance sheet is currently presented together with customer advances. The change in prior period was made to conform to the current period presentation.

2.
Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), which provides additional guidance concerning related party leasing arrangements between entities under common control. Specifically, ASU 2023-01 provides new guidance for all entities on the amortization period of leasehold improvements for common control arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2023. The Company is currently evaluating the potential impact of this adoption but does not expect this standard to have a material impact on the Company's consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance was effective for all entities as of March 12, 2020 through December 31, 2022. The Company elected to apply this guidance in 2022 for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The adoption of this standard has not and is not expected to have a material impact on the Company's consolidated financial statements.

3.
Revenue

The following tables present the Company’s revenues by Segment and End Customer Geography (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue by Segment:
BSI BioSpin	$180.3	$157.8
BSI CALID	236.7	203.2
BSI Nano	209.6	178.5
BEST	62.2	59.7
Eliminations	(3.5)	(4.2)
Total revenue	$685.3	$595.0

	Three Months Ended March 31,
	2023	2022
Revenue by End Customer Geography:
United States	$175.1	$155.0
Germany	62.6	58.5
Rest of Europe	159.8	143.4
China	107.6	86.3
Rest of Asia Pacific	132.6	102.6
Other	47.6	49.2
Total revenue	$685.3	$595.0

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue recognized at a point in time	$598.7	$514.0
Revenue recognized over time	86.6	81.0
Total revenue	$685.3	$595.0

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of March 31, 2023, remaining performance obligations were approximately $2,383.1 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2023 and December 31, 2022 was $67.1 million and $61.3 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of March 31, 2023 and December 31, 2022, the contract liabilities were $510.9 million and $471.7 million, respectively. The increase in the contract liability balance during the three months ended March 31, 2023 is primarily the result of new cash payments received, which was offset in part by satisfying performance obligations. Approximately $150.4 million of the contract liability balance on December 31, 2022 was recognized as revenue during the three months ended March 31, 2023.

4.
Acquisitions

The Company has not presented pro forma financial information reflecting all acquisitions because the impact, individually and collectively, on revenues and net income is not material. The Company does not expect the amounts allocated to goodwill that are attributable to expected synergies to be deductible for tax purposes.

2023

Biognosys, AG

On January 3, 2023, the Company acquired 97.15% of the outstanding stock of Biognosys, AG ("Biognosys"), a privately held company, for a purchase price of CHF 75 million (approximately $80.1 million) less assumed liability for employee awards CHF 5.9 million (approximately $6.3 million). Biognosys offers mass spectrometry based next-generation proteomics contract research services as well as proprietary proteomics software and laboratory consumables to support academic, pharma and biotech research and clinical development. Biognosys is domiciled in Zurich, Switzerland, and was integrated into the BSI CALID Segment.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 2.85% of Biognosys for cash to the founders at a contractually defined redemption value exercisable beginning in 2028. The option price to acquire the remaining 2.85% equity interest will have a minimum redemption, or floor, value at each purchase or sell date, subject to post combination employment. The fair value at acquisition date of these put option rights has been bifurcated into two financial instruments to separately account for the amounts attributable to the put option rights to sell the non-controlling interests on exercise dates at (1) above the minimum redemption value and (2) the minimum redemption value or floor value that is subject to post combination employment (the hybrid instrument) services.

The rights (embedded derivative) to the option shares can be sold at a minimum redemption value provided certain post combination employment services are met or at fair value, if above the floor, on the purchase or sell date. Therefore, the portion assigned to the minimum redemption value of option value of the hybrid instrument, which is tied to continued employment of the noncontrolling interest holders, was classified as a long-term liability on the consolidated balance sheet. The hybrid instrument was initially measured at fair value on the acquisition date and shall be accreted over the post combination service period. The acquisition date fair value of the hybrid instrument which is an embedded derivative was not material.

The rights associated with the portion of the noncontrolling interest above the minimum redemption value is contingently redeemable at the option of the Company or the noncontrolling interest holders. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of these rights in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value on acquisition date and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on fair value as defined in the purchase agreement and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$73.6
Cash acquired	(9.5)
Holdback	0.2
Fair value of redeemable noncontrolling interest	2.3
Total consideration transferred	$66.6
Allocation of Consideration Transferred:
Accounts receivable	$3.6
Inventories	0.4
Other current assets	0.9
Property, plant and equipment	8.0
Other assets	4.2
Intangible assets:
Technology	10.2
Customer relationships	13.8
Trade name	2.7
Backlog	0.8
Goodwill	48.1
Liabilities assumed (a)	(26.1)
Total consideration allocated	$66.6

(a) This amount includes assumed liability for employee awards of $6.3 million on acquisition date and was settled in the post-closing period ended March 31, 2023.

The amortization period for the intangible assets acquired is seven years for the technology and nine years for the customer relationships. The trade name was determined to have an indefinite life. The Company expects to amortize backlog through the end of 2025.

In addition to the Biognosys acquisition, during the three months ended March 31, 2023, the Company completed various other acquisitions accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Acquifer Imaging GmbH and Deltabyte GmbH	January 4, 2023	BSI Nano	$7.6	$7.6
Other majority owned acquisitions	Various	BSI CALID	19.1	12.2
			$26.7	$19.8

In addition to the acquisitions noted above, during the three months ended March 31, 2023, the Company completed minority investments that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Other Investments	Investment	Other long-term assets	Various	Various	$8.2	$8.2
					$8.2	$8.2

Equity-method investments

The Company's investment in Tofwerk, AG and Eliptica Limited amount to an equity investment in common stock of 40% and 20% respectively, and are accounted for using the equity-method of accounting. The Company accounts for the investments under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within "Other long-term assets" in the consolidated balance sheets. The Company's proportional share of the earnings or losses as reported by equity-method investees are classified as “Equity in income of unconsolidated investees, net of tax” in the consolidated statements of income and comprehensive income. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment. The Company records investments, including incremental investments, of shares in equity-method investees at cost. In the event the Company no longer has the ability to exercise significant influence over an equity-method investee, the Company would discontinue accounting for the investment under the equity method.

On a quarterly basis, the Company reviews minority investments and equity method investments to determine if there have been any events and conditions that could indicate an impairment or other-than temporary impairment. In the three months ended March 31, 2023, the Company recognized $6.9 million of impairment charge in “Interest and other income (expense), net” in the Consolidated Statement of Operations, to write-off the costs of certain minority investments. No impairments were noted in the three months ended March 31, 2022.

Subsequent Events - Acquisitions

On May 4, 2023, the Company acquired 60% of the outstanding stock of OSTHUS Beteiligungs GmbH (the ultimate parent of Zontal, Inc.) for EUR 14.4 million (approximately $15.9 million), with the potential for additional consideration of up to $14.4 million. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 40% at a contractually defined redemption value exercisable beginning in 2027 and 2031.

5.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$317.6	$300.9
Work-in-process	310.1	278.7
Finished goods	133.1	128.2
Demonstration units	98.0	92.3
Total Inventories	$858.8	$800.1

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of March 31, 2023, and December 31, 2022, the value of inventory-in-transit was $38.8 million and $41.1 million, respectively.

6.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2022	$457.6
Current period additions/adjustments	65.0
Foreign currency effect	4.7
Balance at March 31, 2023	$527.3

Intangible Assets

The following is a summary of intangible assets (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$372.2	$(225.6)	$146.6	$354.7	$(219.0)	$135.7
Customer relationships	210.7	(77.3)	133.4	192.3	(72.1)	120.2
Trade names	25.8	(7.9)	17.9	22.3	(7.4)	14.9
Other	1.8	(1.2)	0.6	1.0	(0.9)	0.1
Intangible assets	$610.5	$(312.0)	$298.5	$570.3	$(299.4)	$270.9

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $10.7 million and $9.2 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. There were no events noted for the three months ended March 31, 2023 or 2022.

7.
Debt

The Company’s debt obligations consist of the following (in millions):

	March 31, 2023	December 31, 2022
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$162.8	$160.6
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	328.1	325.1
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	324.8	321.9
U.S. Dollar notes under the 2019 Term Loan Agreement	289.5	293.3
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	100.0
Unamortized debt issuance costs	(1.6)	(1.7)
Other loans	5.1	5.9
Total notes and loans outstanding	1,208.7	1,205.1
Finance lease obligations	20.4	14.1
Total debt	1,229.1	1,219.2
Current portion of long-term debt and finance lease obligations	(120.1)	(18.7)
Total long-term debt, less current portion	$1,109.0	$1,200.5

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2023 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$0.3	$599.7
Bank guarantees and working capital line	varies	141.9	—	141.9	—
Total revolving lines of credit		$741.9	$—	$142.2	$599.7

As of March 31, 2023, the Company was in compliance with the financial covenants of all debt agreements.

As of March 31, 2023, the Company had several cross-currency and interest rate swap agreements with a notional value of $144.8 million of U.S. dollar to Swiss Franc and a notional value of $244.8 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

On September 30, 2022, the Company entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the "Amendments"), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from London Interbank Offered Rate ("LIBOR") to Secured Overnight Financing Rate ("SOFR"). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. The Company did not record any gains or losses on the conversion of the reference rate for borrowings under the Term Loan Agreement from LIBOR to SOFR.

On June 16, 2022, the Company entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current LIBOR rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall-back rates and day conventions were also changed. No other material terms were modified with this agreement. During 2022, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded.

8.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

March 31, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$292.4	$—	$292.4	$—
Interest rate and cross-currency swap agreements	31.1	—	31.1	—
Forward currency contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Fixed price commodity contracts	0.9	—	0.9	—
Debt securities available for sale	10.5	—	—	10.5
Total assets recorded at fair value	$336.8	$—	$326.3	$10.5
Liabilities:
Contingent consideration	$9.6	$—	$—	$9.6
Hybrid instruments liability	37.7	—	—	37.7
Liability awards	1.2	—	—	1.2
Interest rate and cross-currency swap agreements	11.5	—	11.5	—
Forward currency contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Long-term fixed interest rate debt	774.9	—	774.9	—
Total liabilities recorded at fair value	$835.4	$—	$786.9	$48.5

December 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$198.7	$34.0	$164.7	$—
Interest rate and cross-currency swap agreements	37.8	—	37.8	—
Forward currency contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.6	—	0.6	—
Debt securities available for sale	10.5	—	—	10.5
Total assets recorded at fair value	$248.3	$34.0	$203.8	$10.5
Liabilities:
Contingent consideration	$9.6	$—	$—	$9.6
Hybrid instruments liability	34.2	—	—	34.2
Liability awards	1.1	—	—	1.1
Interest rate and cross-currency swap agreements	12.2	—	12.2	—
Forward currency contracts	0.3	—	0.3	—
Long-term fixed interest rate debt	767.8	—	767.8	—
Total liabilities recorded at fair value	$825.2	$—	$780.3	$44.9

Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2023 or the year ended December 31, 2022.

The fair value of the long-term fixed interest rate debt, classified as Level 2, was based on market and observable sources with similar maturity dates. The carrying value of the Company's variable rate debt approximates its fair value at March 31, 2023 and December 31, 2022.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could indicate an impairment. There were none noted for the three months ended March 31, 2023 or 2022.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2022	$9.6
Current period additions	2.3
Current period adjustments	0.4
Current period settlements	(2.8)
Foreign currency effect	0.1
Balance at March 31, 2023	$9.6

As part of the 2018 Mestrelab Research, S.L. ("Mestrelab"), 2022 PreOmics, 2023 Biognosys and a majority owned acquisition, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be adjusted upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as long-term liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2022	$34.2
Acquisitions	2.2
Current period adjustments	0.7
Foreign currency effect	0.6
Balance at March 31, 2023	$37.7

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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	March 31, 2023		December 31, 2022
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$15.5		$14.8
Other assets		15.6		23.0
Other long-term liabilities		(11.5)		(12.2)
	$389.5	$19.6	$393.3	$25.6
Long-term debt
Long-term debt	815.7	(25.0)	807.6	(17.0)
Total derivatives designated as hedging instruments	$1,205.2	$(5.4)	$1,200.9	$8.6
Derivatives not designated as hedging instruments:
Forward currency contracts
Other current assets	$139.1	$1.3	$89.8	$0.6
Other current liabilities	126.8	(0.3)	97.4	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	1.4	0.6	15.3	0.1
Other current liabilities	27.9	(0.2)	—	—
Fixed price commodity contracts
Other current assets	5.3	0.9	8.9	0.6
Total derivatives not designated as hedging instruments	$300.5	$2.3	$211.4	$1.0
Total derivatives	$1,505.7	$(3.1)	$1,412.3	$9.6

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $1.4 million for the delivery of products and $27.9 million for the purchase of products at March 31, 2023 and $15.3 million for the purchase of products at December 31, 2022. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the derivative instruments described above (in millions):

		Three Months Ended March 31,
	Financial Statement Classification	2023	2022
Derivatives not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(0.1)	$(1.5)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.3)	(0.1)
		(0.4)	(1.6)
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$2.3	$(1.0)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.0	2.1
		4.3	1.1
Total		$3.9	$(0.5)

		Three Months Ended March 31,
	Financial Statement Classification	2023	2022
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$(3.4)	$11.4
		(3.4)	11.4
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$(1.2)	$0.7
Long-term debt	Accumulated other comprehensive income, net of tax	(6.1)	9.0
		(7.3)	9.7
Total		$(10.7)	$21.1

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

The income tax provision for the three months ended March 31, 2023 and 2022 was $29.9 million and $31.9 million, respectively, representing effective tax rates of 28.0% and 33.9%, respectively. The decrease in our effective tax rate was primarily due to the impact of final treasury regulations that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, and the impact of resolution of a tax controversy in the first quarter of 2022.

As of March 31, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $56.0 million and $54.9 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2023 and December 31, 2022, approximately $4.7 million and $4.2 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.5 million and $0.4 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended March 31, 2023 and 2022 respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2023 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 5.0% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2023.

11.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Bruker Corporation	$76.5	$61.6
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	146.8	150.4
Effect of dilutive securities:
Stock options and restricted stock units	0.8	1.0
Weighted average common shares outstanding - diluted	147.6	151.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.52	$0.41
Diluted	$0.52	$0.41

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2023	2022
Stock options	0.2	0.1
Unvested restricted stock units	—	0.2

12.
Shareholders’ Equity

Share Repurchase Program

In May 2021, the Company’s Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program. During the three months ended March 31, 2022, the Company purchased a total of 1,603,055 shares at an aggregate cost of $105.6 million under the 2021 Repurchase Program. At March 31, 2023, $94.4 million remains available for future purchase under the 2021 Repurchase Program.

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended March 31,
	2023	2022
Consolidated net income	$77.4	$62.1
Foreign currency translation adjustments	25.8	(30.5)
Derivatives designated as hedging instruments, net of tax	(10.7)	21.1
Pension liability adjustments, net of tax	0.1	0.5
Comprehensive income	92.6	53.2
Less: Comprehensive income attributable to noncontrolling interests	1.3	0.2
Less: Comprehensive loss attributable to redeemable noncontrolling interests	—	(0.2)
Comprehensive income attributable to Bruker Corporation	$91.3	$53.2

The following is a summary of the components of accumulated other comprehensive income (loss) attributable to Bruker Corporation, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(3.1)	$4.1	$13.8	$14.8
Other comprehensive income (loss) before reclassifications	25.4	(10.7)	0.1	14.8
Net current period other comprehensive income (loss)	25.4	(10.7)	0.1	14.8
Balance at March 31, 2023	$22.3	$(6.6)	$13.9	$29.6

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$0.4	$0.4
Restricted stock units	3.7	3.4
Employee Stock Purchase Plan	0.2	—
Total stock-based compensation expense	$4.3	$3.8

	Three Months Ended March 31,
	2023	2022
Cost of product revenue	$0.3	$0.6
Selling, general and administrative	3.6	2.6
Research and development	0.4	0.6
Total stock-based compensation expense	$4.3	$3.8

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $2.2 million and $4.2 million in the three months ended March 31, 2023 and 2022, respectively, related to the Mestrelab, PreOmics, Biognosys and a majority owned acquisition.

At March 31, 2023, the Company expected to recognize pre-tax stock-based compensation expense of $2.8 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.2 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $29.6 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.3 years.

In August 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases was not material and was recorded in accrued expenses and additional paid in capital for the three months ended March 31, 2023.

13.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Information technology transformation costs	$0.5	$1.0
Restructuring charges	0.3	0.3
Acquisition-related expenses, net	2.9	5.1
Other	1.6	1.1
Other charges, net	$5.3	$7.5

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$0.2	$0.1
Other charges, net	0.3	0.3
Total	$0.5	$0.4

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2022	$1.8	$0.4	$0.2	$1.2
Restructuring charges	0.5	0.5	—	—
Cash payments	(0.8)	(0.6)	(0.2)	—
Other, non-cash adjustments and foreign currency effect	(0.4)	—	—	(0.4)
Balance at March 31, 2023	$1.1	$0.3	$—	$0.8

14.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest income	$1.4	$0.4
Interest expense	(4.2)	(4.1)
Impairment of minority investments	(6.9)	—
Exchange losses on foreign currency transactions	(3.3)	(0.1)
Pension components	(0.1)	(0.3)
Other income (expense)	(3.0)	1.6
Interest and other income (expense), net	$(16.1)	$(2.5)

15.
Commitments and Contingencies

In accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and reasonably estimable.

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

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), sued Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Luxendo defended against these claims and, on December 14, 2021, obtained a decision by the German Patent and Trademark Office canceling the utility model. Zeiss' appeal against the cancellation was unsuccessful and, on December 19, 2022, Zeiss withdrew its complaint.

A parallel European patent application, from which the utility model was derived, is pending in the European Patent Office (“EPO”). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application. On March 25, 2022, the EPO communicated to the applicant that Luxendo's observations had merit and confirmed its position on October 14, 2022. A hearing regarding the EPO's concerns about patentability is scheduled for the second quarter of 2023. Luxendo is presently unable to predict the outcome of the EPO's evaluation of the patent application.

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

As of March 31, 2023 and December 31, 2022, the Company has not recorded any material accruals for potential contingencies.

16. Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI Nano and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
BSI BioSpin	$180.3	$157.8
BSI CALID	236.7	203.2
BSI Nano	209.6	178.5
BEST	62.2	59.7
Eliminations (a)	(3.5)	(4.2)
Total revenue	$685.3	$595.0
Operating income (loss):
BSI BioSpin	$47.4	$37.8
BSI CALID	57.6	48.1
BSI Nano	29.4	22.3
BEST	8.0	6.6
Corporate, eliminations and other (b)	(19.7)	(18.3)
Total operating income	$122.7	$96.5
(a)
Represents product and service revenue between reportable segments.
(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	March 31, 2023	December 31, 2022
Assets:
BSI BioSpin, BSI CALID, BSI Nano & Corporate	$3,637.6	$3,508.4
BEST	169.9	111.1
Eliminations and other (a)	(43.6)	(7.7)
Total assets	$3,763.9	$3,611.8
(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets held by each of its BSI BioSpin, BSI CALID and BSI Nano Segments as well as the Corporate function and further, the Company’s chief operating decision maker does not receive any asset information by operating segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the impact of COVID-19 on our business operations, the impact of supply chain challenges, expectations regarding the global economy, inflation, banking industry volatility, the potential for recession and geopolitical tensions, our intentions regarding our intellectual property, our compliance with government regulations, sufficiency of cash, our competition, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, the level and impact of our M&A activity and our ability to integrate acquired companies, our expectations regarding revenue and other risk factors discussed herein and from time to time in our other filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2022 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three months ended March 31, 2023 increased by $90.3 million, or 15.2%, to $685.3 million, compared to $595.0 million for the comparable period in 2022. Included in revenue was a decrease of approximately $27.1 million from unfavorable foreign exchange rate movements, partially offset by an increase of $12.7 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $104.7 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2022.

Our gross profit margin increased to 52.5% during the three months ended March 31, 2023, as compared to 51.5% in the same period in 2022, the result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2022.

Our income tax provision in the three months ended March 31, 2023 and 2022 was $29.9 million and $31.9 million, respectively, representing effective tax rates of 28.0% and 33.9%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits. The Company also recorded discrete tax impacts in the first quarter of 2022.

Diluted earnings per share for the three months ended March 31, 2023 was $0.52, an increase of $0.11 compared to $0.41 per share in the same period in 2022. The increase in diluted earnings per share in the three months ended March 31, 2023 was primarily driven by higher net income and lower weighted average shares outstanding as compared to the three months ended March 31, 2022, due to share repurchases under our repurchase program.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Three Months Ended March 31,
	2023	2022
GAAP net cash provided by operating activities	$87.5	$77.8
Less: purchases of property, plant and equipment	(25.0)	(19.0)
Free cash flow	$62.5	$58.8

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended March 31,
	2023		2022
Gross profit	$359.7	52.5%	$306.3	51.5%
Non-GAAP adjustments:
Restructuring costs	0.2	—	0.1	—
Acquisition-related costs	0.1	—	0.2	—
Purchased intangible amortization	5.4	0.8%	4.5	0.8%
Other costs	0.5	0.1%	2.2	0.4%
Non-GAAP gross profit	$365.9	53.4%	$313.3	52.7%

Our non-GAAP gross profit margin was 53.4% and 52.7% in the three months ended March 31, 2023 and 2022, respectively. The increases in our non-GAAP gross profit margins in the three months ended March 31, 2023 were driven by favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges compared to 2022.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended March 31,
	2023		2022
Operating income	$122.7	17.9%	$96.5	16.2%
Non-GAAP adjustments:
Restructuring costs	0.5	0.1%	0.4	0.1%
Acquisition-related costs	3.0	0.4%	5.3	0.9%
Purchased intangible amortization	10.7	1.6%	9.3	1.6%
Other costs	2.5	0.3%	4.3	0.7%
Non-GAAP operating income	$139.4	20.3%	$115.8	19.5%

Our non-GAAP operating margin was 20.3% and 19.5% in the three months ended March 31, 2023 and 2022, respectively. Our non-GAAP operating margin increased in 2023 due to the gross margin expansion, partially offset by increased investments in sales and marketing and in our research and development capabilities, as compared to 2022.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
general economic conditions, including inflation, uncertainties caused by the recent banking industry volatility, the threat of recession, financial liquidity, and currency volatility or devaluation, supply chain or manufacturing capabilities;
•
geopolitical tensions, including those on our customers;
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
•
our ability to identify suitable acquisition targets and successfully integrate and manage acquired business and our overall M&A activity generally; and
•
costs related to acquisitions of technology or businesses.

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

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. We are continuing capital investments in production facilities for efficiencies and expansion. We continue to encounter supply chain risks associated with the global economy, including inflation, banking industry volatility, the threat of recession, financial liquidity, currency volatility or devaluation and geopolitical tensions, and the worldwide shortage of semiconductor chips, components and raw materials, such as copper.

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
•
Inventories;
•
Goodwill, other intangible assets and other long-lived assets; and
•
Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percentage Change
Product revenue	$567.1	$490.4	$76.7	15.6%
Service revenue	115.5	103.2	12.3	11.9%
Other revenue	2.7	1.4	1.3	92.9%
Total revenue	685.3	595.0	90.3	15.2%
Cost of product revenue	257.2	229.0	28.2	12.3%
Cost of service revenue	68.2	59.6	8.6	14.4%
Cost of other revenue	0.2	0.1	0.1	100.0%
Total cost of revenue	325.6	288.7	36.9	12.8%
Gross profit	359.7	306.3	53.4	17.4%
Operating expenses:
Selling, general and administrative	162.7	145.7	17.0	11.7%
Research and development	69.0	56.6	12.4	21.9%
Other charges, net	5.3	7.5	(2.2)	(29.3)%
Total operating expenses	237.0	209.8	27.2	13.0%
Operating income	122.7	96.5	26.2	27.2%
Interest and other income (expense), net	(16.1)	(2.5)	(13.6)	544.0%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	106.6	94.0	12.6	13.4%
Income tax provision	29.9	31.9	(2.0)	(6.3)%
Equity in income of unconsolidated investees, net of tax	0.7	—	0.7
Consolidated net income	77.4	62.1	15.3	24.6%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.9	0.5	0.4	80.0%
Net income attributable to Bruker Corporation	$76.5	$61.6	$14.9	24.2%

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue for the three months ended March 31, 2023 was $180.3 million, an increase of 14.3% compared to the same period in 2022. The increase related primarily to the strong demand for our instruments, especially in Nuclear Magnetic Resonance (NMR) and pre-clinical imaging business. The BSI CALID Segment revenue for the three months ended March 31, 2023 was $236.7 million, an increase of 16.5% compared to the same period in 2022. The increase in revenues was a direct result of strong demand for our differentiated instruments. BSI Nano Segment revenue for the three months ended March 31, 2023 was $209.6 million, an increase of 17.4% compared to the same period in 2022. The increase in revenue was driven by strong demand in its industrial and semiconductor metrology markets. The BEST revenue for the three months ended March 31, 2023 was $62.2 million, an increase of 4.2% compared to the same period in 2022, driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the first three months ended March 31, 2023, our North American revenue grew 11.3%, Asia Pacific revenue increased by 27.2%, and European revenue increased by 10.2% compared to the same period in 2022.

Gross Profit

The increase in gross profit in the three months ended March 31, 2023, as compared to the same period in 2022, was a result of favorable mix, pricing, volume leverage and net favorable impact of foreign exchange rate movements, partially offset by supply chain and logistics challenges and inflationary margin challenges compared to 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2023 decreased to 23.7% of total revenue, from 24.5% of total revenue for the comparable period in 2022. The decrease as a percentage of revenue was a result of the strong revenue volumes as well as cost control measures to manage the current inflation challenges.

Research and Development

Our research and development expenses for the three months ended March 31, 2023 increased to 10.1% of total revenue from 9.5% of total revenue for the comparable period in 2022. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives.

Other Charges, Net

Other charges, net for the three months ended March 31, 2023 consisted of $2.9 million of acquisition-related charges related to acquisitions completed in 2023 and 2022, $0.5 million of costs associated with our global information technology (IT) transformation activities, $0.3 million of restructuring costs and $1.6 million of other charges. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended March 31, 2022 consisted of $5.1 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $1.0 million of costs associated with our global IT transformation activities, $0.7 million related to suspension of operations in Russia, $0.4 million of professional fees incurred in connection with investigation matters, and $0.3 million of restructuring costs.

Operating Income

The increase in operating income was due to higher gross profit resulting from differentiated instruments and solutions offset by certain sales and marketing investments and investments research and development capabilities.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to an impairment recognized of $6.9 million on certain minority investments and higher foreign currency exchange losses of $3.2 million driven by weakening of the U.S. dollar against other currencies.

Income Tax Provision

The 2023 and 2022 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended March 31, 2023 and 2022 were 28.0% and 33.9%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits. The Company also recorded discrete tax impacts in the first quarter of 2022.

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

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percentage Change
BSI BioSpin	$180.3	$157.8	$22.5	14.3%
BSI CALID	236.7	203.2	33.5	16.5%
BSI Nano	209.6	178.5	31.1	17.4%
BEST	62.2	59.7	2.5	4.2%
Eliminations (a)	(3.5)	(4.2)	0.7
Total revenue	$685.3	$595.0	$90.3	15.2%
(a)
Represents product and service revenue between reportable segments.

The increase in revenue for the BSI BioSpin Segment in the three months ended March 31, 2023 was due to strong demand for our differentiated instruments, especially in NMR and pre-clinical imaging businesses, increase in pricing and partially offset by supply chain constraints and the negative impact of foreign currency translation. BSI CALID Segment revenue increased with continued growth in the life science mass spectrometry business and notable strength in proteomics applications and the timsTOF portfolio offset by unfavorable currency impact. The increase in revenue for the BSI Nano Segment was driven by strong demand in industrial research and semiconductor customers. The increase in revenue for the BEST Segment resulted from strong superconductor demand by our magnetic resonance imaging original equipment manufacturer customers.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended March 31,
	2023		2022
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$47.4	26.3%	$37.8	24.0%
BSI CALID	57.6	24.3%	48.1	23.7%
BSI Nano	29.4	14.0%	22.3	12.5%
BEST	8.0	12.9%	6.6	11.1%
Corporate, eliminations and other (a)	(19.7)		(18.3)
Total operating income	$122.7	17.9%	$96.5	16.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The operating margin increases in the BSI BioSpin, BSI CALID and BSI Nano Segments were primarily due to higher gross margin resulting from favorable mix, pricing, volume leverage. Additionally, operating margin improved as a result of lower selling, general and administrative as a percent of sales partially offset by net negative impact of foreign exchange rate movements, planned marketing and research and development investments, supply chain and logistics challenges and impact of inflation costs on margin in 2023, as compared to 2022. The operating margin increase in the BEST Segment was primarily driven by volume leverage, operating efficiency and favorable product mix.

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

Cash, cash equivalents and short-term investments at March 31, 2023 and December 31, 2022 totaled $597.9 million and $645.5 million, respectively, of which $523.6 million and $593.8 million, respectively, related to cash, cash equivalents and short-term investments held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, China and Japan.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$87.5	$77.8
Net cash used in investing activities	(108.2)	(101.8)
Net cash used in financing activities	(30.7)	(217.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.1	(10.7)
Net change in cash, cash equivalents and restricted cash	$(47.3)	$(252.1)

Cash provided by operating activities during the three months ended March 31, 2023, resulted primarily from consolidated net income adjusted for non-cash items of $112.3 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $24.8 million. The increase in net income adjusted for non-cash items was mainly due to increased revenue, gross profit, and operating income. The decrease in operating cash flows due to changes in operating assets and liabilities was primarily due to an increase in inventory to address supply chain challenges and to fulfill backlogs and new orders, offset by an increase in payables, collections of receivables and increases in customers’ deposits related to new orders. Cash provided by operating activities during the three months ended March 31, 2022 resulted primarily from consolidated net income adjusted for non-cash items of $81.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $3.8 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2022 was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payment payables and increased revenues at the end of the period.

Cash used in investing activities during the three months ended March 31, 2023 resulted primarily from acquisitions of $88.1 million, purchases of property, plant and equipment of $25.0 million, and minority investments of $8.2 million, offset by $10.7 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the three months ended March 31, 2022 resulted primarily from acquisitions of $83.8 million, purchases of property, plant and equipment of $19.0 million, and minority investments of $12.0 million, offset by $12.7 million of net proceeds from sale of property, plant and equipment.

Net cash used in financing activities during the three months ended March 31, 2023 was primarily from cash paid for purchases of common stock under our repurchase program of $22.4 million and $7.4 million for the payment of dividend. Net cash used in financing activities during the three months ended March 31, 2022 was primarily from cash paid for purchases of common stock under our repurchase program of $105.6 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $7.5 million for the payment of dividends.

Share Repurchase Program

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. During the three months ended March 31, 2023, we purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program. During the three months ended March 31, 2022, we purchased a total of 1,603,055 shares at an aggregate cost of $105.6 million under the 2021 Repurchase Program. At March 31, 2023, $94.4 million remains available for future purchase under the 2021 Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The purchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

In August 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business as further information becomes available. The estimated excise tax on stock repurchases was not material and was recorded in accrued expenses and additional paid in capital for the three months ended March 31, 2023.

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

As of March 31, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $144.8 million of U.S. dollar to Swiss Franc and a notional value of $244.8 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $4.3 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively. We anticipate these swap agreements will lower net interest expense in future years.

On September 30, 2022, we entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the "Amendments"), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from London Interbank Offered Rate ("LIBOR") to Secured Overnight Financing Rate ("SOFR"). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. We did not record any gains or losses on the conversion of the reference rate for borrowings under the Term Loan Agreement from LIBOR to SOFR.

On June 16, 2022, we entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current LIBOR rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall-back rates and day conventions were also changed. No other material terms were modified with this agreement. During 2022, we adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded.

We had the following debt outstanding (in millions):

	March 31, 2023	December 31, 2022
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$162.8	$160.6
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	328.1	325.1
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	324.8	321.9
U.S. Dollar notes under the 2019 Term Loan Agreement	289.5	293.3
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	100.0
Unamortized debt issuance costs	(1.6)	(1.7)
Other loans	5.1	5.9
Total notes and loans outstanding	1,208.7	1,205.1
Finance lease obligations	20.4	14.1
Total debt	1,229.1	1,219.2
Current portion of long-term debt and finance lease obligations	(120.1)	(18.7)
Total long-term debt, less current portion	$1,109.0	$1,200.5

As of March 31, 2023, we had no off-balance sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2023 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$0.3	$599.7
Bank guarantees and working capital line	varies	141.9	—	141.9	—
Total revolving lines of credit		$741.9	$—	$142.2	$599.7

As of March 31, 2023, we were compliant with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates decreased our revenue by 4.5% and by 4.2% for the three months ended March 31, 2023 and 2022, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2023 and 2022, we recorded net gains (losses) from currency translation adjustments of $25.8 million and $(9.4) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Amounts reported in interest and other income (expense), net, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations during the three months ended March 31, 2023.

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

As of March 31, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $144.8 million of U.S. dollar to Swiss Franc and a notional value of $244.8 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended March 31, 2023 and 2022, we recorded net gains (losses) from the changes in fair value of the derivatives of $(4.6) million and $12.1 million, respectively.

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

For the three months ended March 31, 2023 and 2022, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $(6.1) million and $9.0 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2023 and December 31, 2022, we had foreign exchange contracts with notional amounts aggregating $265.9 million and $187.2 million, respectively. We will continue to evaluate our currency risks and, in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2023 and December 31, 2022, we had fixed price commodity contracts with notional amounts aggregating $5.3 million and $8.9 million, respectively. The fair value of the fixed price commodity contracts at March 31, 2023 and December 31, 2022 was $0.9 million and $0.6 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

Credit Risk

Economic conditions remain volatile and continue to be affected by inflation, high interest rates, supply chain disruptions and recent bank failures. We have cash and investments with certain banking institutions and money market funds in the United States and Europe where we have operations that have been the subject of concern regarding their financial conditions. Cash and investments held in these accounts exceed the Federal Deposit Insurance Corporation insurance limits. In the event of failure of any of the banking institutions where we maintain our cash and investments, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. We have a risk assessment process to evaluate the Company’s credit counter parties and we continue to closely monitor the developments in the financial markets and take steps to minimize potential impact to our business.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2019, in a complaint filed in the District Court of Düsseldorf, Germany, Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), sued Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, for infringement of a registered German utility model patent licensed to Zeiss pertaining to one specific Luxendo product category. Luxendo defended against these claims and, on December 14, 2021, obtained a decision by the German Patent and Trademark Office canceling the utility model. Zeiss' appeal against the cancellation was unsuccessful and, on December 19, 2022, Zeiss withdrew its complaint.

A parallel European patent application, from which the utility model was derived, is pending in the European Patent Office (“EPO”). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application. On March 25, 2022, the EPO communicated to the applicant that Luxendo's observations had merit and confirmed its position on October 14, 2022. A hearing regarding the EPO's concerns about patentability is scheduled for the second quarter of 2023. Luxendo is presently unable to predict the outcome of the EPO's evaluation of the patent application.

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

ITEM IA. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended March 31, 2023 of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1 - January 31, 2023	212,100	$69.29	212,100	$101,861,745
February 1 - February 28, 2023	103,218	72.65	103,218	94,362,702
March 1 - March 31, 2023	—	—	—	94,362,702
	315,318	$70.39	315,318	$94,362,702
(1)
The Company purchased shares of common stock in accordance with the 2021 Repurchase Program. The shares were purchased on the open market at prevailing prices. Under the 2021 Repurchase Program, the Company may repurchase shares pursuant to Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.
(2)
The 2021 Repurchase Program authorizes the purchases of the Company's common stock of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2023	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)