Form 10-Q
period 2023-06-30
BRUKER CORP
filed 2023-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Common Stock, $0.01 par value per share	146,853,102 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4:	Controls and Procedures	41
Part II	OTHER INFORMATION	42
Item 1:	Legal Proceedings	42
Item 1A:	Risk Factors	42
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5:	Other Information	42
Item 6:	Exhibits	43
	Signatures	44

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$574.8	$645.5
Accounts receivable, net	450.8	472.7
Inventories	914.6	800.1
Assets held for sale	—	1.4
Other current assets	243.1	193.5
Total current assets	2,183.3	2,113.2
Property, plant and equipment, net	522.7	487.0
Goodwill	557.9	457.6
Intangible assets, net	300.4	270.9
Other long-term assets	292.7	283.1
Total assets	$3,857.0	$3,611.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120.9	$18.7
Accounts payable	188.8	178.4
Deferred revenue and customer advances	397.4	370.2
Other current liabilities	343.8	347.0
Total current liabilities	1,050.9	914.3
Long-term debt	1,122.5	1,200.5
Other long-term liabilities	421.0	365.2
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	11.9	6.1
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,498,835 and 175,389,586 shares issued and 146,817,075 and 147,023,144 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1.7	1.7
Treasury stock, at cost, 28,681,760 and 28,366,442 shares at June 30, 2023 and December 31, 2022, respectively	(1,107.2)	(1,085.0)
Accumulated other comprehensive income, net of tax	24.4	14.8
Other shareholders’ equity	2,312.3	2,182.3
Total shareholders’ equity attributable to Bruker Corporation	1,231.2	1,113.8
Noncontrolling interests in consolidated subsidiaries	19.5	11.9
Total shareholders’ equity	1,250.7	1,125.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,857.0	$3,611.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$559.6	$485.8	$1,126.7	$976.2
Service and other revenue	122.3	102.6	240.5	207.2
Total revenue	681.9	588.4	1,367.2	1,183.4
Cost of product revenue	272.8	230.1	530.0	459.1
Cost of service and other revenue	68.6	60.1	137.0	119.8
Total cost of revenue	341.4	290.2	667.0	578.9
Gross profit	340.5	298.2	700.2	604.5
Operating expenses:
Selling, general and administrative	177.9	152.2	340.6	297.9
Research and development	71.0	59.6	140.0	116.2
Other charges, net	5.4	12.5	10.7	20.0
Total operating expenses	254.3	224.3	491.3	434.1
Operating income	86.2	73.9	208.9	170.4
Interest and other income (expense), net	(8.7)	(4.3)	(24.8)	(6.8)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	77.5	69.6	184.1	163.6
Income tax provision	19.9	19.9	49.8	51.8
Equity in income of unconsolidated investees, net of tax	0.2	—	0.9	—
Consolidated net income	57.8	49.7	135.2	111.8
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.7	0.2	1.6	0.7
Net income attributable to Bruker Corporation	$57.1	$49.5	$133.6	$111.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.39	$0.33	$0.91	$0.74
Diluted	$0.39	$0.33	$0.91	$0.74
Weighted average common shares outstanding:
Basic	146.8	149.0	146.8	149.7
Diluted	147.7	149.8	147.6	150.6
Comprehensive income	$52.9	$15.9	$145.5	$69.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	(0.4)	2.6	(0.2)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.3)	(0.5)	(0.3)	(0.7)
Comprehensive income attributable to Bruker Corporation	$51.9	$16.8	$143.2	$70.0

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	34,957	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	18,463	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(315,318)	—	315,318	(22.2)	(0.1)	—	—	(22.3)	—	(22.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	2.3	—	—	—	—	—	—	—	—	—	—
Other majority owned acquisition - other shareholders	3.6	—	—	—	—	—	—	—	—	—	—
Proceeds from the sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	5.3	5.3
Consolidated net (loss) income	(0.1)	—	—	—	—	—	76.5	—	76.5	1.0	77.5
Other comprehensive income	0.1	—	—	—	—	—	—	14.8	14.8	0.3	15.1
Balance at March 31, 2023	$12.0	146,761,246	$1.7	28,681,760	$(1,107.2)	$261.1	$1,995.1	$29.6	$1,180.3	$18.5	$1,198.8
Stock options exercised	—	26,265	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	2,897	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	26,667	—	—	—	1.8	—	—	1.8	—	1.8
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	0.2	—	—	—	—	—	—	—	—	—	—
Loan to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Consolidated net (loss) income	(0.4)	—	—	—	—	—	57.1	—	57.1	1.1	58.2
Other comprehensive income (loss)	0.1	—	—	—	—	—	—	(5.2)	(5.2)	0.2	(5.0)
Balance at June 30, 2023	$11.9	146,817,075	$1.7	28,681,760	$(1,107.2)	$267.5	$2,044.8	$24.4	$1,231.2	$19.5	$1,250.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	118,630	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	22,440	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(1,603,055)	—	1,603,055	(105.6)	—	—	—	(105.6)	—	(105.6)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	—	—	—	—	—	—	61.6	—	61.6	0.5	62.1
PreOmics acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(0.2)	—	—	—	—	—	—	(8.9)	(8.9)	(0.3)	(9.2)
Balance at March 31, 2022	$6.8	149,291,702	$1.7	25,754,403	$(925.9)	$244.7	$1,713.6	$(17.1)	$1,017.0	$14.3	$1,031.3
Stock options exercised	—	14,110	—	—	—	0.2	—	—	0.2	—	0.2
Restricted stock units vested	—	1,811	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(983,741)	—	983,741	(60.3)	—	—	—	(60.3)	—	(60.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	(0.2)	—	—	—	—	—	49.5	—	49.5	0.4	49.9
Other comprehensive income (loss)	(0.3)	—	—	—	—	—	—	(32.2)	(32.2)	(0.8)	(33.0)
Balance at June 30, 2022	$6.3	148,323,882	$1.7	26,738,144	$(986.2)	$248.7	$1,755.6	$(49.3)	$970.5	$13.9	$984.4
The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$135.2	$111.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	51.0	43.3
Stock-based compensation expense	12.1	17.7
Deferred income taxes	9.4	(8.2)
Impairment of strategic investments and other long-lived assets	18.3	1.9
Gain on sale of strategic investment	(6.8)	—
Gain on sale of property, plant and equipment	(9.6)	(11.2)
Other non-cash expenses, net	16.0	13.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	30.5	(4.4)
Inventories	(114.4)	(104.6)
Accounts payable and accrued expenses	(3.4)	(17.3)
Income taxes payable, net	(17.8)	(16.5)
Deferred revenue and customer advances	21.1	21.2
Other changes in operating assets and liabilities, net	(41.1)	(13.5)
Net cash provided by operating activities	100.5	33.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(48.5)	(36.9)
Maturity of short-term investments	—	100.0
Proceeds from sale of strategic investment	11.8	—
Cash paid for strategic investments	(9.3)	(38.1)
Cash paid for acquisitions, net of cash acquired	(102.7)	(85.4)
Proceeds from sales of property, plant and equipment	10.7	13.8
Net proceeds from cross-currency swap agreements	3.8	1.9
Net cash used in investing activities	(134.2)	(44.7)
Cash flows from financing activities:
Proceeds from long-term debt	2.8	0.1
Repayment of other debt, net	(4.5)	(1.0)
Repayment of 2012 Note Purchase Agreement	—	(105.0)
Repayment of 2019 Note Purchase Agreement	(7.5)	(1.5)
Proceeds from issuance of common stock, net	2.8	3.3
Payment of contingent consideration	(2.5)	(4.8)
Payment of dividends to common shareholders	(14.7)	(15.0)
Repurchase of common stock	(22.4)	(165.9)
Proceeds from (payment for) the sale (purchase) of noncontrolling interests	5.0	(7.4)
Net cash used in financing activities	(41.0)	(297.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.2	(36.9)
Net change in cash, cash equivalents and restricted cash	(70.5)	(345.4)
Cash, cash equivalents and restricted cash at beginning of period	648.7	1,071.7
Cash, cash equivalents and restricted cash at end of period	$578.2	$726.3
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.2	$3.5
Restricted cash period ending balance	$3.4	$3.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

BEST Segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2023, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.

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

Additionally, geopolitical tensions, such as Russia's incursion into and ongoing war in Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions, and increasing potential of conflict involving countries in Asia that are critical to the Company's supply chain operations, such as Taiwan and China, have resulted in increasing global instability and create uncertainty for global commerce. In addition to experiencing adverse economic impacts resulting from economic sanctions on Russia, as well as the prospect of a reduction in natural gas exports from Russia and resulting market disruptions, such as higher prices for and reduced availability of key metals used in our products, the Company has ceased its Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, impacted the Company's supply chain operations, caused some of the Company's customers to reduce or delay spending and further intensified pricing pressures. Combined with increased inflation, potential energy shortages in Europe where we have significant operations and overall higher energy and transportation costs, these factors have affected and may continue to affect the Company's financial condition and result of operations.

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

Deferred revenue previously included in other current liabilities on the consolidated balance sheets is currently presented together with customer advances. The change in the prior period was made to conform to the current period presentation.

2.
Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), which provides additional guidance concerning related party leasing arrangements between entities under common control. Specifically, ASU 2023-01 provides new guidance for all entities on the amortization period of leasehold improvements for common control arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2023. The adoption of this ASU in 2023 has not had a material impact on the Company's consolidated financial statements.

3.
Revenue

The following tables present the Company’s revenues by Segment and End Customer Geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Segment:
BSI BioSpin	$162.0	$159.8	$342.3	$317.6
BSI CALID	227.2	190.3	463.9	393.5
BSI NANO	225.1	182.2	434.7	360.7
BEST	72.7	59.2	134.9	118.9
Eliminations (a)	(5.1)	(3.1)	(8.6)	(7.3)
Total revenue	$681.9	$588.4	$1,367.2	$1,183.4
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by End Customer Geography:
United States	$179.3	$171.5	$354.4	$326.5
Germany	61.5	67.3	124.1	125.8
Rest of Europe	161.2	130.3	321.0	273.7
China	116.5	93.1	224.1	179.4
Rest of Asia Pacific	106.8	83.4	239.4	186.0
Other	56.6	42.8	104.2	92.0
Total revenue	$681.9	$588.4	$1,367.2	$1,183.4

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$586.7	$509.2	$1,185.4	$1,023.2
Revenue recognized over time	95.2	79.2	181.8	160.2
Total revenue	$681.9	$588.4	$1,367.2	$1,183.4

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of June 30, 2023, remaining performance obligations were approximately $2,339.4 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2023 and December 31, 2022 was $76.4 million and $61.3 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of June 30, 2023 and December 31, 2022, the contract liabilities were $498.3 million and $471.7 million, respectively. The increase in the contract liability balance during the six months ended June 30, 2023 is primarily the result of new cash payments received, which was offset in part by satisfying performance obligations. Approximately $242.6 million of the contract liability balance on December 31, 2022 was recognized as revenue during the six months ended June 30, 2023.

4.
Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Unbilled and notes receivable	$75.7	$60.8
Income and other taxes receivable	75.9	61.8
Prepaid expenses	36.4	24.3
Other current assets	55.1	46.6
Other current assets	$243.1	$193.5

5.
Acquisitions

The Company has not presented pro forma financial information reflecting all acquisitions because the impact, individually and collectively, on revenues and net income is not material. The Company does not expect the amounts allocated to goodwill that are attributable to expected synergies to be deductible for tax purposes.

2023

Biognosys, AG

On January 3, 2023, the Company acquired 97.15% of the outstanding stock of Biognosys, AG (“Biognosys”), a privately held company, for a purchase price of CHF 75 million (approximately $80.1 million) less assumed liability for employee awards of CHF 5.9 million (approximately $6.3 million). Biognosys offers mass spectrometry based next-generation proteomics contract research services as well as proprietary proteomics software and laboratory consumables to support academic, pharma and biotech research and clinical development. Biognosys is domiciled in Zurich, Switzerland, and was integrated into the BSI CALID Segment.

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

The rights associated with the portion of the noncontrolling interest above the minimum redemption value are contingently redeemable at the option of the Company or the noncontrolling interest holders. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of these rights in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value on acquisition date and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on fair value as defined in the purchase agreement and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

The amortization period for the intangible assets acquired is seven years for the technology and nine years for the customer relationships. The trade name was determined to have an indefinite life. The Company expects to amortize backlog through the end of 2025.

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$73.6
Cash acquired	(9.5)
Holdback	0.2
Fair value of redeemable noncontrolling interest	2.5
Total consideration transferred	$66.8
Allocation of Consideration Transferred:
Accounts receivable	$3.6
Inventories	0.4
Other current assets	0.9
Property, plant and equipment	8.0
Other assets	4.2
Intangible assets:
Technology	10.2
Customer relationships	13.8
Trade name	2.7
Backlog	0.8
Goodwill	47.7
Liabilities assumed (a)	(25.5)
Total consideration allocated	$66.8

(a) This amount includes assumed liability for employee awards of $6.3 million on acquisition date and was settled in the post-closing period ended March 31, 2023.

Zontal, Inc.

On May 4, 2023, the Company acquired 60% of the outstanding share capital of OSTHUS Beteiligungs GmbH and its wholly-owned subsidiaries: Osthus Group GmbH, Zontal Inc., Zontal GmbH, and Zontal Data Information Technology (Dalian) co., Ltd, (hereinafter, the “Zontal Companies”) for EUR 13.4 million (approximately $14.8 million) with the potential for additional consideration of up to $14.4 million if certain revenue and EBITDA targets are met through 2025. Zontal, Inc, is the main operating company. The Zontal Companies offer various software applications and integrations included data management (Informatics and SDMS), which enables customers to harmonize, preserve and reuse their data to generate efficiencies and automate workflows. The Zontal Companies are domiciled in Aachen, Germany, and are integrated into the BSI BioSpin Segment.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 40% of the Zontal Companies at a contractually defined redemption value exercisable beginning in 2027 and in 2031. The rights (embedded derivative) to the option shares can be exercised at a discounted redemption value upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. The hybrid instrument associated with the options is initially measured at fair value on the acquisition date. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

The amortization period for the intangible assets acquired is eight years for technology, ten years for the trade name, and thirteen years for the customer relationships. The Company expects to amortize backlog through 2023.

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$14.8
Cash acquired	(0.2)
Fair value of contingent consideration	0.5
Fair value of hybrid liability	18.5
Total consideration transferred	$33.6
Allocation of Consideration Transferred:
Accounts receivable	$0.7
Other current assets	0.3
Other assets	1.2
Intangible assets:
Technology	5.8
Customer relationships	4.0
Trade name	1.1
Backlog	0.2
Goodwill	27.4
Liabilities assumed	(7.1)
Total consideration allocated	$33.6

In the six months ended June 30, 2023, the Company acquired various other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Acquifer Imaging GmbH and Deltabyte GmbH	January 4, 2023	BSI NANO	$7.6	$7.6
Other majority owned acquisitions	Various	BSI CALID	19.1	12.2
			$26.7	$19.8

In the six months ended June 30, 2023, the Company completed strategic investments that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Other Investments	Investment	Other long-term assets	Various	Various	$9.2	$9.2
					$9.2	$9.2

In the three and six months ended June 30, 2023, the Company recorded a realized gain of $6.8 million from the sale of a strategic investment. In the six months ended June 30, 2022, the Company recorded an unrealized gain of $1.7 million from the remeasurement of a strategic investment upon the occurrence of an observable transaction. The realized and unrealized gain is included in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

Equity-method investments

The Company's investment in Tofwerk, AG and Eliptica Limited amount to an equity investment in common stock of 40% and 20%, respectively, and are accounted for using the equity-method of accounting. The Company accounts for the investments under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within “Other long-term assets” in the consolidated balance sheets. The Company's proportional share of the earnings or losses as reported by equity-method investees are classified as “Equity in income of unconsolidated investees, net of tax” in the consolidated statements of income and comprehensive income. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment. The Company records investments, including incremental investments, of shares in equity-method investees at cost. In the event the Company no longer has the ability to exercise significant influence over an equity-method investee, the Company would discontinue accounting for the investment under the equity method.

On a quarterly basis, the Company reviews strategic investments and equity method investments to determine if there have been any events and conditions that could indicate an impairment or other-than temporary impairment. For the three months ended June 30, 2023, the Company recognized a $11.4 million impairment charge in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income, to write down the carrying value of certain strategic investments. For the six months ended June 30, 2023, the Company recognized a $18.3 million impairment charge in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income, to write down the carrying value of certain strategic investments.

Subsequent Events - Acquisitions

On July 26, 2023, the Company acquired a 3.28% diluted equity interest in Tome Biosciences Inc. for $10.0 million.

6.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$333.2	$300.9
Work-in-process	322.7	278.7
Finished goods	154.5	128.2
Demonstration units	104.2	92.3
Total Inventories	$914.6	$800.1

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of June 30, 2023, and December 31, 2022, the value of inventory-in-transit was $45.5 million and $41.1 million, respectively.

7.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2022	$457.6
Current period additions/adjustments	92.4
Foreign currency effect	7.9
Balance at June 30, 2023	$557.9

Intangible Assets

The following is a summary of intangible assets (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$380.3	$(232.8)	$147.5	$354.7	$(219.0)	$135.7
Customer relationships	216.0	(82.4)	133.6	192.3	(72.1)	120.2
Trade names	27.1	(8.4)	18.7	22.3	(7.4)	14.9
Other	2.1	(1.5)	0.6	1.0	(0.9)	0.1
Intangible assets	$625.5	$(325.1)	$300.4	$570.3	$(299.4)	$270.9

For the three months ended June 30, 2023 and 2022, the Company recorded amortization expense of $11.2 million and $9.4 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $21.9 million and $18.6 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. There were no events noted for the six months ended June 30, 2023 or 2022.

8.
Debt

The Company’s debt obligations consist of the following (in millions):

	June 30, 2023	December 31, 2022
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$163.8	$160.6
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	335.4	325.1
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	332.0	321.9
U.S. Dollar notes under the 2019 Term Loan Agreement	285.8	293.3
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	100.0
Unamortized debt issuance costs	(1.5)	(1.7)
Other loans	7.8	5.9
Total notes and loans outstanding	1,223.3	1,205.1
Finance lease obligations	20.1	14.1
Total debt	1,243.4	1,219.2
Current portion of long-term debt and finance lease obligations	(120.9)	(18.7)
Total long-term debt, less current portion	$1,122.5	$1,200.5

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2023 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$0.4	$599.6
Bank guarantees and working capital line	varies	140.4	—	140.4	—
Total revolving lines of credit		$740.4	$—	$140.8	$599.6

As of June 30, 2023, the Company was in compliance with the financial covenants of all debt agreements.

As of June 30, 2023, the Company had several cross-currency and interest rate swap agreements with a notional value of $142.9 million of U.S. dollar to Swiss Franc and a notional value of $242.9 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

On September 30, 2022, the Company entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the “Amendments”), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. The Company did not record any gains or losses on the conversion of the reference rate for borrowings under the Term Loan Agreement from LIBOR to SOFR.

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

9.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

June 30, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$291.6	$—	$291.6	$—
Interest rate and cross-currency swap agreements	32.5	—	32.5	—
Forward currency contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.8	—	0.8	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$326.2	$—	$325.0	$1.2
Liabilities:
Contingent consideration	$7.5	$—	$—	$7.5
Hybrid instruments liability	57.5	—	—	57.5
Liability awards	1.3	—	—	1.3
Interest rate and cross-currency swap agreements	18.1	—	18.1	—
Forward currency contracts	1.1	—	1.1	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$85.6	$—	$19.3	$66.3

December 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$198.7	$34.0	$164.7	$—
Interest rate and cross-currency swap agreements	37.8	—	37.8	—
Forward currency contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.6	—	0.6	—
Debt securities available for sale	10.5	—	—	10.5
Total assets recorded at fair value	$248.3	$34.0	$203.8	$10.5
Liabilities:
Contingent consideration	$9.6	$—	$—	$9.6
Hybrid instruments liability	34.2	—	—	34.2
Liability awards	1.1	—	—	1.1
Interest rate and cross-currency swap agreements	12.2	—	12.2	—
Forward currency contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$57.4	$—	$12.5	$44.9

Derivative financial instruments are classified within Level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the six months ended June 30, 2023 or the year ended December 31, 2022.

The fair value of the Company's long-term fixed interest rate debt was $803.7 million and $767.8 million as of June 30, 2023, and December 31, 2022, respectively. The fair value was based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The carrying value of the Company's variable rate debt approximates its fair value at June 30, 2023 and December 31, 2022.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could indicate an impairment. There were none noted for the six months ended June 30, 2023 or 2022.

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

Contingent consideration recorded within other current and other long-term liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. The contingent consideration is primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on the acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term. Changes in fair value subsequent to acquisition are recognized in “Acquisition-related expenses, net” included in Other Charges, net, in the Consolidated Statements of Income and Comprehensive Income.

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2022	$9.6
Current period additions	2.8
Current period adjustments	1.2
Current period settlements	(6.3)
Foreign currency effect	0.2
Balance at June 30, 2023	$7.5

As part of the 2018 Mestrelab Research, S.L. (“Mestrelab”), 2022 PreOmics, 2023 Biognosys and Zontal acquisitions and a majority owned acquisition, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be adjusted upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as long-term liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2022	$34.2
Acquisitions	20.7
Current period adjustments	1.8
Foreign currency effect	0.8
Balance at June 30, 2023	$57.5

10.
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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the financial instruments recorded in the consolidated balance sheets as follows (in millions):

	June 30, 2023		December 31, 2022
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Financial instruments designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$16.9		$14.8
Other assets		15.6		23.0
Other long-term liabilities		(18.1)		(12.2)
	$385.8	$14.4	$393.3	$25.6
Long-term debt
Long-term debt	831.2	(40.5)	807.6	(17.0)
Total financial instruments designated as hedging instruments	$1,217.0	$(26.1)	$1,200.9	$8.6
Financial instruments not designated as hedging instruments:
Forward currency contracts
Other current assets	$27.3	$0.1	$89.8	$0.6
Other current liabilities	239.7	(1.1)	97.4	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	25.9	0.8	15.3	0.1
Fixed price commodity contracts
Other current assets	—	—	8.9	0.6
Other current liabilities	10.5	(0.1)	—	—
Total financial instruments not designated as hedging instruments	$303.4	$(0.3)	$211.4	$1.0
Total financial instruments	$1,520.4	$(26.4)	$1,412.3	$9.6

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $3.5 million for the delivery of products and $22.4 million for the purchase of products at June 30, 2023 and $15.3 million for the purchase of products at December 31, 2022. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the financial instruments described above (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2023	2022	2023	2022
Financial instruments not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$1.4	$(2.6)	$1.3	$(4.1)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.4	0.1	0.7	—
		1.8	(2.5)	2.0	(4.1)
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$2.6	$(0.6)	$4.9	$(1.6)
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.0	2.2	4.0	4.3
		4.6	1.6	8.9	2.7
Total		$6.4	$(0.9)	$10.9	$(1.4)

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2023	2022	2023	2022
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$3.0	$3.7	$(0.4)	$15.1
		3.0	3.7	(0.4)	15.1
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$(7.1)	$14.3	$(8.3)	$15.0
Long-term debt	Accumulated other comprehensive income, net of tax	(11.8)	23.5	(17.9)	32.5
		(18.9)	37.8	(26.2)	47.5
Total		$(15.9)	$41.5	$(26.6)	$62.6

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

The income tax provision for both the three months ended June 30, 2023 and 2022 was $19.9 million, representing effective tax rates of 25.7% and 28.6%, respectively. The income tax provision for the six months ended June 30, 2023 and 2022 was $49.8 million and $51.8 million, respectively, representing effective tax rates of 27.1% and 31.7%, respectively. The decrease in our effective tax rate was primarily due to the impact of final treasury regulations that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, change in jurisdictional mix, and the impact of resolution of a tax controversy in the first quarter of 2022.

As of June 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $59.0 million and $54.9 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2023 and December 31, 2022, approximately $4.9 million and $4.2 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.2 million and $0.2 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended June 30, 2023 and 2022 respectively. Penalties and interest of $0.6 million and $0.7 million were recorded in the provision for income taxes for unrecognized tax benefits during the six months ended June 30, 2023 and 2022, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2023 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 4.0% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2023.

12.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Bruker Corporation	$57.1	$49.5	$133.6	$111.1
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	146.8	149.0	146.8	149.7
Effect of dilutive securities:
Stock options and restricted stock units	0.9	0.8	0.8	0.9
Weighted average common shares outstanding - diluted	147.7	149.8	147.6	150.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.39	$0.33	$0.91	$0.74
Diluted	$0.39	$0.33	$0.91	$0.74

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	0.2	0.1	0.2	0.1
Unvested restricted stock units	—	0.2	—	0.2

13.
Shareholders’ Equity

Share Repurchase Program

In May 2021, the Company’s Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. No shares were purchased during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program. During the three months ended June 30, 2022, the Company purchased a total of 983,741 shares at an aggregate cost of $60.3 million under the 2021 Repurchase Program. During the six months ended June 30, 2022, the Company purchased a total of 2,586,796 shares at an aggregate cost of $165.9 million under the 2021 Repurchase Program. At June 30, 2023, authorization for the remaining $94.4 million on the 2021 Repurchase Program expired in May 2023.

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. No shares were purchased during the three and six months ended June 30, 2023 under the 2023 Repurchase Program. At June 30, 2023, $500.0 million remains available for future purchase under the 2023 Repurchase Program.

On June 2, 2023, the Company filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, debt securities, warrants, units, subscription rights and purchase contracts, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases was not material and was recorded in accrued expenses and additional paid in capital for the three and six months ended June 30, 2023.

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income	$57.8	$49.7	$135.2	$111.8
Foreign currency translation adjustments	10.3	(76.9)	36.1	(107.4)
Derivatives designated as hedging instruments, net of tax	(15.9)	41.5	(26.6)	62.6
Pension liability adjustments, net of tax	0.7	1.6	0.8	2.1
Comprehensive income	52.9	15.9	145.5	69.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	(0.4)	2.6	(0.2)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.3)	(0.5)	(0.3)	(0.7)
Comprehensive income attributable to Bruker Corporation	$51.9	$16.8	$143.2	$70.0

The following is a summary of the components of accumulated other comprehensive income (loss) attributable to Bruker Corporation, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(3.1)	$4.1	$13.8	$14.8
Other comprehensive income (loss) before reclassifications	35.4	(26.6)	0.3	9.1
Realized gain on amounts reclassified from other comprehensive income	—	—	0.5	0.5
Net current period other comprehensive income (loss)	35.4	(26.6)	0.8	9.6
Balance at June 30, 2023	$32.3	$(22.5)	$14.6	$24.4

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$0.4	$0.4	$0.8	$0.8
Restricted stock units	3.8	3.4	7.5	6.8
Employee Stock Purchase Plan	0.2	—	0.4	—
Total stock-based compensation expense	$4.4	$3.8	$8.7	$7.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenue	$0.4	$0.3	$0.7	$0.8
Selling, general and administrative	3.5	3.2	7.1	5.9
Research and development	0.5	0.3	0.9	0.9
Total stock-based compensation expense	$4.4	$3.8	$8.7	$7.6

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $1.2 million and $5.9 million in the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $10.1 million in the six months ended June 30, 2023 and 2022, respectively, related to the Mestrelab, PreOmics, Biognosys, Zontal acquisitions and a majority owned acquisition.

At June 30, 2023, the Company expected to recognize pre-tax stock-based compensation expense of $2.4 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 1.9 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $25.8 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.1 years.

14.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Information technology transformation costs	$0.6	$1.5	$1.1	$2.5
Restructuring charges	0.3	2.5	0.6	2.8
Acquisition-related expenses, net	2.9	8.3	5.8	13.4
Other	1.6	0.2	3.2	1.3
Other charges, net	$5.4	$12.5	$10.7	$20.0

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$0.1	$1.3	$0.3	$1.4
Other charges, net	0.3	2.5	0.6	2.8
Total	$0.4	$3.8	$0.9	$4.2

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2022	$1.8	$0.4	$0.2	$1.2
Restructuring charges	0.9	0.9	—	—
Cash payments	(0.9)	(0.7)	(0.2)	—
Other, non-cash adjustments and foreign currency effect	(0.6)	—	—	(0.6)
Balance at June 30, 2023	$1.2	$0.6	$—	$0.6

15.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$1.9	$0.4	$3.3	$0.8
Interest expense	(3.9)	(4.0)	(8.1)	(8.1)
Impairment of strategic investments	(11.4)	—	(18.3)	—
Exchange losses on foreign currency transactions	(2.2)	(0.4)	(5.5)	(0.5)
Pension components	—	(0.4)	(0.1)	(0.7)
Other income (expense)	6.9	0.1	3.9	1.7
Interest and other income (expense), net	$(8.7)	$(4.3)	$(24.8)	$(6.8)

Amounts reported in interest and other income (expense), net, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations during the three and six months ended June 30, 2023.

16.
Commitments and Contingencies

In accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and reasonably estimable.

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

In September 2019, Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, was sued in Germany by Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), for infringement of a registered German utility model. After the utility model was canceled by the German Patent and Trademark Office in 2021, Zeiss withdrew its infringement action at the end of 2022 and the proceedings were terminated. However, a parallel European patent application, from which the utility model was derived, is still pending in the European Patent Office (“EPO”). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application and, in March 2022, the EPO communicated to the applicant that Luxendo's observations had merit, confirming the same position in October 2022. Following a hearing in April 2023, the EPO confirmed that the applicant’s main and certain auxiliary requests are invalid, but indicated that it intends to grant the patent in a combination of two original claims. If the applicant files translations of the claims and pays applicable fees before October 4, 2023, then the patent will likely be granted in the fourth quarter of 2023. Luxendo is presently unable to predict the EPO's final decision on the patent application or what steps, if any, Zeiss may take following that decision.

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

As of June 30, 2023 and December 31, 2022, the Company has not recorded any material accruals for potential contingencies.

17. Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements. See Note 3 for revenue by reportable segment.

Operating income by reportable segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss):
BSI BioSpin	$23.8	$28.0	$71.2	$65.8
BSI CALID	44.0	42.2	101.6	90.3
BSI NANO	31.3	14.6	60.7	36.9
BEST	11.1	6.6	19.1	13.2
Corporate, eliminations and other (a)	(24.0)	(17.5)	(43.7)	(35.8)
Total operating income	$86.2	$73.9	$208.9	$170.4
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	June 30, 2023	December 31, 2022
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$3,735.5	$3,508.4
BEST	166.8	111.1
Eliminations and other (a)	(45.3)	(7.7)
Total assets	$3,857.0	$3,611.8
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

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, the impact of supply chain challenges, expectations regarding the global economy, inflation, banking industry volatility, the potential for recession, increasing geopolitical tensions, our intentions regarding our intellectual property, our compliance with government regulations, sufficiency of cash, our competition, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, the level and impact of our M&A activity and our ability to integrate acquired companies, our expectations regarding revenue and other risk factors discussed herein and from time to time in our other filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2022 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

Non-GAAP Measures

Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We rely internally on certain measures that are not calculated according to GAAP. These measures are organic revenue, free cash flow, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income and non-GAAP operating margin. Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit as GAAP gross profit with certain non-GAAP measures excluded and non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded. We define the term non-GAAP operating income as GAAP operating income with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other non-operational costs and we believe these are useful measures to evaluate our continuing business.

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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, Asia and North America and we have sales offices located throughout the world. Bruker is organized into four reportable segments: the Bruker Scientific Instruments (BSI) BioSpin Segment, the BSI CALID Segment, the BSI NANO Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the three months ended June 30, 2023 increased by $93.5 million, or 15.9%, to $681.9 million, compared to $588.4 million for the comparable period in 2022. Included in revenue was an increase of approximately $2.8 million from favorable foreign exchange rate movements, and an increase of $11.0 million from acquisitions. Excluding the favorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $79.7 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2022.

Revenue for the six months ended June 30, 2023 increased by $183.8 million, or 15.5%, to $1,367.2 million, compared to $1,183.4 million for the comparable period in 2022. Included in revenue was a decrease of approximately $24.3 million from unfavorable foreign exchange rate movements, partially offset by an increase of $23.7 million from acquisitions. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $184.4 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2022.

Our gross profit margin decreased to 49.9% during the three months ended June 30, 2023, as compared to 50.7% in the same period in 2022, the result of favorable pricing and volume leverage offset by the net unfavorable impact of foreign exchange rate movements, costs contributed by acquisitions, inflation and unfavorable product mix compared to 2022.

Our gross profit margin increased to 51.2% during the six months ended June 30, 2023, as compared to 51.1% in the same period in 2022, the result of favorable pricing and volume leverage partially offset by net unfavorable impact of foreign exchange rate movements, inflation, and costs contributed by acquisition compared to 2022.

Our income tax provision in both the three months ended June 30, 2023 and 2022 was $19.9 million, representing effective tax rates of 25.7% and 28.6%, respectively. Our income tax provision in the six months ended June 30, 2023 and 2022 was $49.8 million and $51.8 million, respectively, representing effective tax rates of 27.1% and 31.7%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, the resolution of tax controversies, and change in jurisdictional mix. The Company also recorded discrete tax impacts during the six months ended June 30, 2023.

Diluted earnings per share for the three months ended June 30, 2023 was $0.39, an increase of $0.06 compared to $0.33 per share in the same period in 2022. Diluted earnings per share for the six months ended June 30, 2023 was $0.91, an increase of $0.17 compared to $0.74 per share in the same period in 2022. The increase in diluted earnings per share in both the three and six months ended June 30, 2023 was primarily driven by higher net income and lower weighted average shares outstanding as compared to the three and six months ended June 30, 2022, due to share repurchases under our repurchase program.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Six Months Ended June 30,
	2023	2022
GAAP net cash provided by operating activities	$100.5	$33.4
Less: purchases of property, plant and equipment	(48.5)	(36.9)
Free cash flow	$52.0	$(3.5)

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Gross profit	$340.5	49.9%	$298.2	50.7%	$700.2	51.2%	$604.5	51.1%
Non-GAAP adjustments:
Restructuring costs	0.1	—	1.3	0.2%	0.3	—	1.4	0.1%
Acquisition-related costs	0.4	0.1%	—	—	0.5	0.1%	0.2	—
Purchased intangible amortization	5.6	0.8%	4.5	0.8%	11.0	0.8%	9.0	0.8%
Other costs	0.7	0.1%	0.7	0.1%	1.2	0.1%	2.9	0.2%
Non-GAAP gross profit	$347.3	50.9%	$304.7	51.8%	$713.2	52.2%	$618.0	52.2%

Our non-GAAP gross profit margin decreased in the three months ended June 30, 2023 as compared to the same period in 2022, due to unfavorable product mix and impact of foreign exchange rate movements, as well as inflation. Our non-GAAP gross profit margin remained consistent in both the six months ended June 30, 2023 and 2022 with prior quarter's favorable results offsetting the performance in the current quarter.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Operating income	$86.2	12.6%	$73.9	12.6%	$208.9	15.3%	$170.4	14.4%
Non-GAAP adjustments:
Restructuring costs	0.4	0.1%	3.8	0.6%	0.9	0.1%	4.2	0.4%
Acquisition-related costs	3.3	0.5%	8.3	1.4%	6.3	0.4%	13.6	1.1%
Purchased intangible amortization	11.2	1.6%	9.3	1.6%	21.9	1.6%	18.6	1.6%
Other costs	3.0	0.5%	2.4	0.4%	5.5	0.4%	6.7	0.5%
Non-GAAP operating income	$104.1	15.3%	$97.7	16.6%	$243.5	17.8%	$213.5	18.0%

Our non-GAAP operating margin decreased in both the three and six months ended June 30, 2023, as due to unfavorable product mix, impact of foreign exchange rate movements and inflation experienced in the second quarter of the year compared to 2022. We also increased planned investments in sales and marketing and in our research and development capabilities, as compared to 2022.

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

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is another top priority for Bruker. We are continuing capital investments in production facilities for efficiencies and expansion. We continue to encounter supply chain risks associated with the global economy and increasing geopolitical tensions, including inflation, banking industry volatility, the threat of recession, financial liquidity, currency volatility or devaluation, and the worldwide shortage of semiconductor chips, components and raw materials, such as copper.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: revenue recognition; stock-based compensation expense; restructuring and other related charges; income taxes, including the recoverability of deferred tax assets; allowance for doubtful accounts; inventory reductions for excess and obsolete inventories; estimated fair values of long-lived assets used to measure the recoverability of long-lived assets; intangible assets and goodwill; expected future cash flows used to measure the recoverability of intangible assets and long-lived assets; warranty costs; derivative financial instruments; and contingent liabilities. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and historical experience.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
Product revenue	$559.6	$485.8	$73.8	15.2%
Service and other revenue	122.3	102.6	19.7	19.2%
Total revenue	681.9	588.4	93.5	15.9%
Cost of product revenue	272.8	230.1	42.7	18.6%
Cost of service and other revenue	68.6	60.1	8.5	14.1%
Total cost of revenue	341.4	290.2	51.2	17.6%
Gross profit	340.5	298.2	42.3	14.2%
Operating expenses:
Selling, general and administrative	177.9	152.2	25.7	16.9%
Research and development	71.0	59.6	11.4	19.1%
Other charges, net	5.4	12.5	(7.1)	(56.8)%
Total operating expenses	254.3	224.3	30.0	13.4%
Operating income	86.2	73.9	12.3	16.6%
Interest and other income (expense), net	(8.7)	(4.3)	(4.4)	102.3%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	77.5	69.6	7.9	11.4%
Income tax provision	19.9	19.9	—	—
Equity in income of unconsolidated investees, net of tax	0.2	—	0.2
Consolidated net income	57.8	49.7	8.1	16.3%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.7	0.2	0.5	250.0%
Net income attributable to Bruker Corporation	$57.1	$49.5	$7.6	15.4%

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
BSI BioSpin	$162.0	$159.8	$2.2	1.4%
BSI CALID	227.2	190.3	36.9	19.4%
BSI NANO	225.1	182.2	42.9	23.5%
BEST	72.7	59.2	13.5	22.8%
Eliminations (a)	(5.1)	(3.1)	(2.0)
Total revenue	$681.9	$588.4	$93.5	15.9%
(a)
Represents product and service revenue between reportable segments.

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements. The BSI BioSpin Segment revenue for the three months ended June 30, 2023 was $162.0 million, an increase of 1.4% compared to the same period in 2022. The increase related primarily to the strong demand for our instruments, especially in Nuclear Magnetic Resonance (NMR) and software businesses. The BSI CALID Segment revenue for the three months ended June 30, 2023 was $227.2 million, an increase of 19.4% compared to the same period in 2022. The increase in revenues was a direct result of strong demand for our differentiated instruments. BSI NANO Segment revenue for the three months ended June 30, 2023 was $225.1 million, an increase of 23.5% compared to the same period in 2022. The increase in revenue was driven by strong demand in its academic, government, industrial and semiconductor metrology markets. The BEST revenue for the three months ended June 30, 2023 was $72.7 million, an increase of 22.8% compared to the same period in 2022, driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the three months ended June 30, 2023, our North American revenue grew 5.8%, Asia Pacific revenue increased by 26.5%, and European revenue increased by 12.7% compared to the same period in 2022.

Gross Profit

While gross profit increased in the three months ended June 30, 2023, as compared to the same period in 2022, the gross profit margin decreased as a result of unfavorable product mix and foreign exchange rate movements, as well as inflation, compared to 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2023 increased to 26.1% of total revenue, from 25.9% of total revenue for the comparable period in 2022. The increase as a percentage of revenue was a result of inflation and increased planned investments in sales and marketing and in our research and development capabilities, as compared to 2022.

Research and Development

Our research and development expenses for the three months ended June 30, 2023 increased to 10.4% of total revenue from 10.1% of total revenue for the comparable period in 2022. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives.

Other Charges, Net

Other charges, net for the three months ended June 30, 2023 consisted of $2.9 million of acquisition-related charges related to acquisitions completed in 2023 and 2022, $0.6 million of costs associated with our global information technology (IT) transformation activities, $1.6 million of other charges and $0.3 million of restructuring costs. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended June 30, 2022 consisted of $8.3 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $2.5 million of restructuring costs, $1.5 million of costs associated with our global information technology (IT) transformations activities, and $0.2 million of other charges.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended June 30,
	2023		2022
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$23.8	14.7%	$28.0	17.5%
BSI CALID	44.0	19.4%	42.2	22.2%
BSI NANO	31.3	13.9%	14.6	8.0%
BEST	11.1	15.3%	6.6	11.1%
Corporate, eliminations and other (a)	(24.0)		(17.5)
Total operating income	$86.2	12.6%	$73.9	12.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The overall increase in operating income was due to higher gross profit offset by an increase in selling, general and administrative expenses and research and development.

The operating margin decreases in the BSI BioSpin and BSI CALID Segments were primarily due to unfavorable product mix, impact of foreign exchange rate movements and inflation offset by favorable pricing and volume leverage. The increase in operating margins in the BSI NANO Segment was primarily due to higher gross margin resulting from favorable product mix, pricing, volume leverage. The operating margin increase in the BEST Segment was primarily driven by volume leverage, pricing, operating efficiency, and favorable product mix.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended June 30, 2023, as compared to the same period in 2022 was primarily due to impairment charges recognized of $11.4 million on certain strategic investments and higher foreign currency exchange losses of $2.2 million driven by weakening of the U.S. dollar against other currencies.

Income Tax Provision

The 2023 and 2022 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended June 30, 2023 and 2022 were 25.7% and 28.6%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits and change in jurisdictional mix. The Company also recorded discrete tax impacts during the three months ended June 30, 2023.

Equity in Income of Unconsolidated Investees, net of tax

Equity in Income of Unconsolidated Investees, net of tax represents the Company's proportional share of the earnings or losses as reported by equity-method investees.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Consolidated Results

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following table presents our results (in millions):

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
Product revenue	$1,126.7	$976.2	$150.5	15.4%
Service and other revenue	240.5	207.2	33.3	16.1%
Total revenue	1,367.2	1,183.4	183.8	15.5%
Cost of product revenue	530.0	459.1	70.9	15.4%
Cost of service and other revenue	137.0	119.8	17.2	14.4%
Total cost of revenue	667.0	578.9	88.1	15.2%
Gross profit	700.2	604.5	95.7	15.8%
Operating expenses:
Selling, general and administrative	340.6	297.9	42.7	14.3%
Research and development	140.0	116.2	23.8	20.5%
Other charges, net	10.7	20.0	(9.3)	(46.5)%
Total operating expenses	491.3	434.1	57.2	13.2%
Operating income	208.9	170.4	38.5	22.6%
Interest and other income (expense), net	(24.8)	(6.8)	(18.0)	264.7%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	184.1	163.6	20.5	12.5%
Income tax provision	49.8	51.8	(2.0)	(3.9)%
Equity in income of unconsolidated investees, net of tax	0.9	—	0.9
Consolidated net income	135.2	111.8	23.4	20.9%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.6	0.7	0.9	128.6%
Net income attributable to Bruker Corporation	$133.6	$111.1	$22.5	20.3%

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
BSI BioSpin	$342.3	$317.6	$24.7	7.8%
BSI CALID	463.9	393.5	70.4	17.9%
BSI NANO	434.7	360.7	74.0	20.5%
BEST	134.9	118.9	16.0	13.5%
Eliminations (a)	(8.6)	(7.3)	(1.3)
Total revenue	$1,367.2	$1,183.4	$183.8	15.5%
(a)
Represents product and service revenue between reportable segments.

Revenue

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue for the six months ended June 30, 2023 was $342.3 million, an increase of 7.8% compared to the same period in 2022. The increase related primarily to the strong demand for our instruments, especially in NMR and software business. The BSI CALID Segment revenue for the six months ended June 30, 2023 was $463.9 million, an increase of 17.9% compared to the same period in 2022. The increase in revenues was a direct result of strong demand for our differentiated instruments. BSI NANO Segment revenue for the six months ended June 30, 2023 was $434.7 million, an increase of 20.5% compared to the same period in 2022. The increase in revenue was driven by strong demand in its academic, government, industrial and semiconductor metrology markets. The BEST revenue for the six months ended June 30, 2023 was $134.9 million, an increase of 13.5% compared to the same period in 2022, driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the six months ended June 30, 2023, our North American revenue grew 8.4%, Asia Pacific revenue increased by 26.8%, and European revenue increased by 11.4% compared to the same period in 2022.

Gross Profit

The increase in gross profit in the six months ended June 30, 2023, as compared to the same period in 2022, was a result of pricing, volume leverage, partially offset by net unfavorable impact of foreign exchange rate movements compared to 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2023 decreased to 24.9% of total revenue, from 25.2% of total revenue for the comparable period in 2022. The decrease as a percentage of revenue was a result of the strong revenue volumes as well as cost control measures to manage the current inflation challenges.

Research and Development

Our research and development expenses for the six months ended June 30, 2023 increased to 10.2% of total revenue from 9.8% of total revenue for the comparable period in 2022. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives.

Other Charges, Net

Other charges, net for the six months ended June 30, 2023 consisted of $5.8 million of acquisition-related charges related to acquisitions completed in 2023 and 2022, $1.1 million of costs associated with our global information technology (IT) transformation activities, $3.2 million of other charges and $0.6 million of restructuring costs. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the six months ended June 30, 2022 consisted of $13.4 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $2.8 million of restructuring costs, $2.5 million of costs associated with our global information technology (IT) transformations activities, $0.8 million of other charges, and $0.5 million related to suspension of operations in Russia.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Six Months Ended June 30,
	2023		2022
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$71.2	20.8%	$65.8	20.7%
BSI CALID	101.6	21.9%	90.3	22.9%
BSI NANO	60.7	14.0%	36.9	10.2%
BEST	19.1	14.2%	13.2	11.1%
Corporate, eliminations and other (a)	(43.7)		(35.8)
Total operating income	$208.9	15.3%	$170.4	14.4%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The overall increase in operating income was due to higher gross profit offset by an increase in selling, general and administrative expenses and research and development.

The operating income increases in the BSI BioSpin and BSI NANO Segments were primarily due to higher gross margin resulting from favorable product mix, pricing, volume leverage more than offsetting inflation. While BSI CALID's operating income increased, the operating margin decreased due to acquisition costs and unfavorable foreign exchange rate movements as well as planned marketing and research and development investments, and impact of inflation costs on margin in 2023, as compared to 2022. The operating margin increase in the BEST Segment was primarily driven by volume leverage, operating efficiency, and favorable product mix.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended June 30, 2023, as compared to the same period in 2022 was primarily due to impairment charges recognized of $18.3 million on certain strategic investments and higher foreign currency exchange losses of $5.5 million driven by weakening of the U.S. dollar against other currencies.

Income Tax Provision

The 2023 and 2022 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the six months ended June 30, 2023 and 2022 were 27.1% and 31.7%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, resolution of tax controversies, and change in jurisdictional mix. The Company also recorded discrete tax impacts during the six months ended June 30, 2023.

Equity in Income of Unconsolidated Investees, net of tax

Equity in Income of Unconsolidated Investees, net of tax represents the Company's proportional share of the earnings or losses as reported by equity-method investees.

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

Cash, cash equivalents and short-term investments at June 30, 2023 and December 31, 2022 totaled $574.8 million and $645.5 million, respectively, of which $421.1 million and $593.8 million, respectively, related to cash, cash equivalents and short-term investments held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, China and Japan.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$100.5	$33.4
Net cash used in investing activities	(134.2)	(44.7)
Net cash used in financing activities	(41.0)	(297.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.2	(36.9)
Net change in cash, cash equivalents and restricted cash	$(70.5)	$(345.4)

Cash provided by operating activities during the six months ended June 30, 2023, resulted primarily from consolidated net income adjusted for non-cash items of $225.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $125.1 million. The increase in net income adjusted for non-cash items was mainly due to increased revenue, gross profit, and operating income. The decrease in operating cash flows due to changes in operating assets and liabilities was primarily due to an increase in inventory, decrease in payables and accrued expenses to address supply chain challenges and to fulfill backlogs and new orders, offset by collections of receivables. Cash provided by operating activities during the six months ended June 30, 2022 resulted primarily from consolidated net income adjusted for non-cash items of $168.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $135.1 million. The decrease was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payments partially offset by customer advances received during the period related to new orders and deferral of revenue due to supply chain challenges.

Cash used in investing activities during the six months ended June 30, 2023 resulted primarily from acquisitions of $102.7 million, purchases of property, plant and equipment of $48.5 million, and strategic investments of $9.3 million, offset by $11.8 million of proceeds from sale of strategic investment and $10.7 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the six months ended June 30, 2022 resulted primarily from acquisitions of $85.4 million, purchases of property, plant and equipment of $36.9 million, and strategic investments of $38.1 million, offset by maturity of short-term investments of $100.0 million and $13.8 million of net proceeds from sale of property, plant and equipment.

Net cash used in financing activities during the six months ended June 30, 2023 was primarily from cash paid for purchases of common stock under our repurchase program of $22.4 million and $14.7 million for the payment of dividends. Net cash used in financing activities during the six months ended June 30, 2022 was primarily from cash paid for purchases of common stock under our repurchase program of $165.9 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $15.0 million for the payment of dividends.

Share Repurchase Program

In May 2021, our Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No shares were purchased during the three months ended June 30, 2023. During the six months ended June 30, 2023, we purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program. During the three months ended June 30, 2022, we purchased a total of 983,741 shares at an aggregate cost of $60.3 million under the 2021 Repurchase Program. During the six months ended June 30, 2022, we purchased a total of 2,586,796 shares at an aggregate cost of $165.9 million under the 2021 Repurchase Program. At June 30, 2023, authorization for the remaining $94.4 million on the 2021 Repurchase Program expired in May 2023.

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other consideration. No shares were purchased during the three and six months ended June 30, 2023 under the 2023 Repurchase Program. At June 30, 2023, $500.0 million remains available for future purchase under the 2023 Repurchase Program.

On June 2, 2023, we filed a Form S-3ASR with the SEC (“2023 Shelf Registration”) for the issuance of common stock, preferred stock, debt securities, warrants, units, subscription rights and purchase contracts, which became effective immediately upon filing. At the time any of the securities covered by the 2023 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business as further information becomes available. The estimated excise tax on stock repurchases was not material and was recorded in accrued expenses and additional paid in capital for the three and six months ended June 30, 2023.

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

As of June 30, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $142.9 million of U.S. dollar to Swiss Franc and a notional value of $242.9 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $4.6 million and $1.6 million during the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $2.7 million during the six months ended June 30, 2023 and 2022, respectively. We anticipate these swap agreements will lower net interest expense in future years.

On September 30, 2022, we entered into the Second Amendment to the 2019 Term Loan Agreement and the Second Amendment to the 2019 Credit Agreement (collectively, the “Amendments”), to modify certain aspects of the 2019 Term Loan Agreement and 2019 Credit Agreement, respectively. The Amendments modify the reference rate thereunder from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). There were no other changes to the 2019 Term Loan Agreement or 2019 Credit Agreement as a result of the Amendments. We did not record any gains or losses on the conversion of the reference rate for borrowings under the Term Loan Agreement from LIBOR to SOFR.

On June 16, 2022, we entered into the First Amendment to the 2019 Credit Agreement to modify certain contract definitions within the agreement. Primarily, the current LIBOR rates were changed to new alternative base rates for the respective currencies. As part of the change any related items, such as fall-back rates and day conventions were also changed. No other material terms were modified with this agreement. During 2022, we adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreements and no gain or loss on the modification was recorded.

We had the following debt outstanding (in millions):

	June 30, 2023	December 31, 2022
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	$163.8	$160.6
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement	335.4	325.1
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement	332.0	321.9
U.S. Dollar notes under the 2019 Term Loan Agreement	285.8	293.3
U.S. Dollar notes under the 2012 Note Purchase Agreement	100.0	100.0
Unamortized debt issuance costs	(1.5)	(1.7)
Other loans	7.8	5.9
Total notes and loans outstanding	1,223.3	1,205.1
Finance lease obligations	20.1	14.1
Total debt	1,243.4	1,219.2
Current portion of long-term debt and finance lease obligations	(120.9)	(18.7)
Total long-term debt, less current portion	$1,122.5	$1,200.5

As of June 30, 2023, we had no off-balance sheet arrangements.

The following is a summary of the maximum commitments and the net amounts available to us under the 2019 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2023 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$0.4	$599.6
Bank guarantees and working capital line	varies	140.4	—	140.4	—
Total revolving lines of credit		$740.4	$—	$140.8	$599.6

As of June 30, 2023, we were compliant with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates increased our revenue by 0.5% and decreased our revenue by 7.3% for the three months ended June 30, 2023 and 2022, respectively. Changes in foreign currency translation rates decreased our revenue by 2.1% and by 5.8% for the six months ended June 30, 2023 and 2022, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended June 30, 2023 and 2022, we recorded net gains (losses) from currency translation adjustments of $10.3 million and $(76.9) million, respectively. For the six months ended June 30, 2023 and 2022, we recorded net gains (losses) from currency translation adjustments of $36.1 million and $(107.4) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Amounts reported in interest and other income (expense), net, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations during the three and six months ended June 30, 2023.

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

As of June 30, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $142.9 million of U.S. dollar to Swiss Franc and a notional value of $242.9 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended June 30, 2023 and 2022, we recorded net gains (losses) from the changes in fair value of the derivatives of $(4.1) million and $18.0 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded net gains (losses) from the changes in fair value of the derivatives of $(8.7) million and $30.1 million, respectively.

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

For the three months ended June 30, 2023 and 2022, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $(11.8) million and $23.5 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $(17.9) million and $32.5 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2023 and December 31, 2022, we had foreign exchange contracts with notional amounts aggregating $267.0 million and $187.2 million, respectively. We will continue to evaluate our currency risks and, in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2023 and December 31, 2022, we had fixed price commodity contracts with notional amounts aggregating $10.5 million and $8.9 million, respectively. The fair value of the fixed price commodity contracts at June 30, 2023 and December 31, 2022 was $(0.1) million and $0.6 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2019, Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, was sued in Germany by Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), for infringement of a registered German utility model. After the utility model was canceled by the German Patent and Trademark Office in 2021, Zeiss withdrew its infringement action at the end of 2022 and the proceedings were terminated. However, a parallel European patent application, from which the utility model was derived, is still pending in the European Patent Office (“EPO”). Luxendo filed third-party observations in the proceedings concerning the grant of the patent application and, in March 2022, the EPO communicated to the applicant that Luxendo's observations had merit, confirming the same position in October 2022. Following a hearing in April 2023, the EPO confirmed that the applicant’s main and certain auxiliary requests are invalid, but indicated that it intends to grant the patent in a combination of two original claims. If the applicant files translations of the claims and pays applicable fees before October 4, 2023, then the patent will then likely be granted in the fourth quarter of 2023. Luxendo is presently unable to predict the EPO's final decision on the patent application or what steps, if any, Zeiss may take following that decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company is permitted to purchase up to $500 million of shares of its common stock over a two-year period. The Company did not make any purchases of its common stock during the quarter ended June 30, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b-5 Trading Plans

During the quarter ended June 30, 2023, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)