Form 10-Q
period 2023-09-30
BRUKER CORP
filed 2023-11-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 c

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2023
Common Stock, $0.01 par value per share	138,411,212 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4:	Controls and Procedures	41
Part II	OTHER INFORMATION	42
Item 1:	Legal Proceedings	42
Item 1A:	Risk Factors	42
Item 2:	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	42
Item 5:	Other Information	42
Item 6:	Exhibits	43
	Signatures	44

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$363.6	$645.5
Accounts receivable, net	485.4	472.7
Inventories	916.0	800.1
Assets held for sale	—	1.4
Other current assets	264.4	193.5
Total current assets	2,029.4	2,113.2
Property, plant and equipment, net	527.0	487.0
Goodwill	561.1	457.6
Intangible assets, net	291.9	270.9
Other long-term assets	410.2	283.1
Total assets	$3,819.6	$3,611.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$121.0	$18.7
Accounts payable	181.5	178.4
Deferred revenue and customer advances	381.2	370.2
Other current liabilities	388.6	347.0
Total current liabilities	1,072.3	914.3
Long-term debt	1,098.6	1,200.5
Other long-term liabilities	404.5	365.2
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	17.1	6.1
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 175,826,534 and 175,389,586 shares issued and 145,901,313 and 147,023,144 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	1.7	1.7
Treasury stock, at cost, 29,925,221 and 28,366,442 shares at September 30, 2023 and December 31, 2022, respectively	(1,186.9)	(1,085.0)
Accumulated other comprehensive income (loss), net of tax	(5.2)	14.8
Other shareholders’ equity	2,399.2	2,182.3
Total shareholders’ equity attributable to Bruker Corporation	1,208.8	1,113.8
Noncontrolling interests in consolidated subsidiaries	18.3	11.9
Total shareholders’ equity	1,227.1	1,125.7
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,819.6	$3,611.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$615.1	$536.6	$1,741.8	$1,512.8
Service and other revenue	127.7	102.3	368.2	309.5
Total revenue	742.8	638.9	2,110.0	1,822.3
Cost of product revenue	293.0	240.5	823.0	699.6
Cost of service and other revenue	67.0	63.1	204.0	182.9
Total cost of revenue	360.0	303.6	1,027.0	882.5
Gross profit	382.8	335.3	1,083.0	939.8
Operating expenses:
Selling, general and administrative	177.6	144.8	518.2	442.7
Research and development	71.3	56.2	211.3	172.4
Other charges, net	9.4	3.0	20.1	23.0
Total operating expenses	258.3	204.0	749.6	638.1
Operating income	124.5	131.3	333.4	301.7
Interest and other income (expense), net	(5.3)	(2.0)	(30.1)	(8.8)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	119.2	129.3	303.3	292.9
Income tax provision	30.8	41.2	80.6	93.0
Equity in income of unconsolidated investees, net of tax	0.3	0.3	1.2	0.3
Consolidated net income	88.7	88.4	223.9	200.2
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.6	0.3	2.2	1.0
Net income attributable to Bruker Corporation	$88.1	$88.1	$221.7	$199.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.60	$1.51	$1.34
Diluted	$0.60	$0.59	$1.50	$1.33
Weighted average common shares outstanding:
Basic	146.6	147.8	146.7	149.1
Diluted	147.3	148.6	147.5	149.9
Comprehensive income	$58.0	$44.6	$203.5	$113.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.3)	2.9	(0.5)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.8)	(0.6)	(1.1)	(1.3)
Comprehensive income attributable to Bruker Corporation	$58.5	$45.5	$201.7	$115.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	34,957	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	18,463	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(315,318)	—	315,318	(22.2)	(0.1)	—	—	(22.3)	—	(22.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	2.3	—	—	—	—	—	—	—	—	—	—
Other shareholders of majority-owned acquisitions	3.6	—	—	—	—	—	—	—	—	—	—
Proceeds from the sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	5.3	5.3
Consolidated net (loss) income	(0.1)	—	—	—	—	—	76.5	—	76.5	1.0	77.5
Other comprehensive income	0.1	—	—	—	—	—	—	14.8	14.8	0.3	15.1
Balance at March 31, 2023	$12.0	146,761,246	$1.7	28,681,760	$(1,107.2)	$261.1	$1,995.1	$29.6	$1,180.3	$18.5	$1,198.8
Stock options exercised	—	26,265	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	2,897	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	26,667	—	—	—	1.8	—	—	1.8	—	1.8
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	0.2	—	—	—	—	—	—	—	—	—	—
Loan to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Consolidated net (loss) income	(0.4)	—	—	—	—	—	57.1	—	57.1	1.1	58.2
Other comprehensive income (loss)	0.1	—	—	—	—	—	—	(5.2)	(5.2)	0.2	(5.0)
Balance at June 30, 2023	$11.9	146,817,075	$1.7	28,681,760	$(1,107.2)	$267.5	$2,044.8	$24.4	$1,231.2	$19.5	$1,250.7
Stock options exercised	—	137,291	—	—	—	5.2	—	—	5.2	—	5.2
Restricted stock units vested	—	190,408	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(1,243,461)	—	1,243,461	(79.7)	(0.6)	—	—	(80.3)	—	(80.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Other shareholders of majority-owned acquisitions	6.0	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Consolidated net (loss) income	(0.4)	—	—	—	—	—	88.1	—	88.1	1.0	89.1
Other comprehensive loss	(0.4)	—	—	—	—	—	—	(29.6)	(29.6)	(0.7)	(30.3)
Balance at September 30, 2023	$17.1	145,901,313	$1.7	29,925,221	$(1,186.9)	$273.7	$2,125.5	$(5.2)	$1,208.8	$18.3	$1,227.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2021	$0.2	150,753,687	$1.7	24,151,348	$(820.3)	$237.8	$1,659.5	$(8.2)	$1,070.5	$14.1	$1,084.6
Stock options exercised	—	118,630	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	22,440	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(1,603,055)	—	1,603,055	(105.6)	—	—	—	(105.6)	—	(105.6)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	—	—	—	—	—	—	61.6	—	61.6	0.5	62.1
PreOmics acquisition - other shareholders	6.8	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(0.2)	—	—	—	—	—	—	(8.9)	(8.9)	(0.3)	(9.2)
Balance at March 31, 2022	$6.8	149,291,702	$1.7	25,754,403	$(925.9)	$244.7	$1,713.6	$(17.1)	$1,017.0	$14.3	$1,031.3
Stock options exercised	—	14,110	—	—	—	0.2	—	—	0.2	—	0.2
Restricted stock units vested	—	1,811	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Shares repurchased	—	(983,741)	—	983,741	(60.3)	—	—	—	(60.3)	—	(60.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Consolidated net income	(0.2)	—	—	—	—	—	49.5	—	49.5	0.4	49.9
Other comprehensive income (loss)	(0.3)	—	—	—	—	—	—	(32.2)	(32.2)	(0.8)	(33.0)
Balance at June 30, 2022	$6.3	148,323,882	$1.7	26,738,144	$(986.2)	$248.7	$1,755.6	$(49.3)	$970.5	$13.9	$984.4
Stock options exercised	—	30,699	—	—	—	0.6	—	—	0.6	—	0.6
Restricted stock units vested	—	204,951	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Shares repurchased	—	(1,192,898)	—	1,192,898	(72.4)	—	—	—	(72.4)	—	(72.4)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Consolidated net income	(0.2)	—	—	—	—	—	88.1	—	88.1	0.5	88.6
Acquisition of minority interest	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)	(2.6)	(3.2)
Other comprehensive loss	(0.4)	—	—	—	—	—	—	(42.6)	(42.6)	(0.8)	(43.4)
Balance at September 30, 2022	$5.7	147,366,634	$1.7	27,931,042	$(1,058.6)	$250.1	$1,835.9	$(92.1)	$937.0	$11.0	$948.0
The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$223.9	$200.2
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	77.6	64.3
Stock-based compensation expense	17.8	23.0
Deferred income taxes	12.8	(25.7)
Impairment of strategic investments and other long-lived assets	19.5	—
Gain on sale of strategic investment	(6.8)	—
Gain on sale of property, plant and equipment	(9.4)	—
Other non-cash expenses, net	18.3	11.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(12.4)	(39.7)
Inventories	(147.3)	(139.1)
Accounts payable and accrued expenses	11.1	0.3
Income taxes payable, net	(13.5)	10.6
Deferred revenue and customer advances	6.5	10.5
Other changes in operating assets and liabilities, net	(53.5)	(13.3)
Net cash provided by operating activities	144.6	102.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(75.4)	(94.6)
Maturity of short-term investments	—	100.0
Proceeds from sale of strategic investment	11.8	—
Cash paid for strategic investments	(19.3)	(40.8)
Cash paid for acquisitions, net of cash acquired	(222.3)	(85.5)
Proceeds from sales of property, plant and equipment	10.9	13.8
Net proceeds from cross-currency swap agreements	5.1	4.8
Net cash used in investing activities	(289.2)	(102.3)
Cash flows from financing activities:
Proceeds from long-term debt	3.2	—
Repayment of other debt, net	(7.0)	(1.2)
Repayment of 2012 Note Purchase Agreement	—	(105.0)
Repayment of 2019 Note Purchase Agreement	(11.3)	(2.3)
Proceeds from issuance of common stock, net	4.8	0.8
Payment of contingent consideration	(2.7)	(1.7)
Payment of dividends to common shareholders	(22.1)	(22.4)
Repurchase of common stock	(101.9)	(236.8)
Proceeds from (payment for) the sale (purchase) of noncontrolling interests	3.5	(10.6)
Net cash used in financing activities	(133.5)	(379.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.7)	(63.8)
Net change in cash, cash equivalents and restricted cash	(281.8)	(442.4)
Cash, cash equivalents and restricted cash at beginning of period	648.7	1,071.7
Cash, cash equivalents and restricted cash at end of period	$366.9	$629.3
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.2	$3.5
Restricted cash period ending balance	$3.3	$3.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

BSI BioSpin Segment designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. BSI BioSpin Segment’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2023, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.

Risks and Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, such as increasing inflation, uncertainties caused by recent banking industry volatility, rapid technological change, government and academic funding levels, geopolitical uncertainties, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components and other supply chain challenges, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates.

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

Additionally, world events, such as the Russia-Ukraine conflict and related economic sanctions, the conflict in Israel, Palestine and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are significant to the Company's supply chain operations, such as Taiwan and China, have resulted in increasing global instability and have created uncertainty for global commerce. As a result of the adverse economic impacts resulting from the Russia-Ukraine conflict, such as increased prices for and a reduced supply of key metals used in our products, the Company has ceased its Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, impacted the Company's supply chain operations, caused some of the Company's customers to reduce or delay spending and further intensified pricing pressures. Combined with increased inflation, potential energy shortages in Europe where we have significant operations, and overall higher energy and transportation costs, these factors have affected and may continue to affect the Company's financial condition and results of operations.

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

2.
Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), which provides additional guidance concerning related party leasing arrangements between entities under common control. Specifically, ASU 2023-01 provides a practical expedient for private companies in determining whether a related party arrangement qualifies as a lease, and provides new guidance for all entities on the amortization period of leasehold improvements for common control arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2023. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

3.
Revenue

The following tables present the Company’s revenues by Segment and End Customer Geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Segment:
BSI BioSpin	$198.3	$175.7	$540.6	$493.3
BSI CALID	239.3	207.5	703.2	601.0
BSI NANO	238.7	199.1	673.4	559.8
BEST	70.6	59.3	205.5	178.2
Eliminations (a)	(4.1)	(2.7)	(12.7)	(10.0)
Total revenue	$742.8	$638.9	$2,110.0	$1,822.3
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by End Customer Geography:
United States	$211.1	$191.8	$565.5	$518.3
Germany	78.0	51.9	202.1	177.7
Rest of Europe	174.0	151.7	495.0	425.4
China	136.7	111.6	360.8	291.0
Rest of Asia Pacific	92.6	85.1	332.0	271.1
Other	50.4	46.8	154.6	138.8
Total revenue	$742.8	$638.9	$2,110.0	$1,822.3

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$643.1	$557.0	$1,828.5	$1,580.2
Revenue recognized over time	99.7	81.9	281.5	242.1
Total revenue	$742.8	$638.9	$2,110.0	$1,822.3

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2023, remaining performance obligations were approximately $2,189.4 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are classified as either other current assets or other long-term assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2023 and December 31, 2022 was $90.0 million and $61.3 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of September 30, 2023 and December 31, 2022, the contract liabilities were $475.4 million and $471.7 million, respectively. Approximately $304.9 million of the contract liability balance on December 31, 2022 was recognized as revenue during the nine months ended September 30, 2023.

4.
Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Unbilled and notes receivable	$88.5	$60.8
Income and other taxes receivable	82.3	61.8
Prepaid expenses	26.7	24.3
Deposits with vendors	30.5	19.0
Other assets	36.4	27.6
Other current assets	$264.4	$193.5

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

The components and fair value allocation of the consideration transferred in connection with the acquisition are as follows (in millions):

Consideration Transferred:
Cash paid	$73.6
Cash acquired	(9.5)
Holdback	0.2
Fair value of redeemable noncontrolling interest	2.5
Total consideration transferred	$66.8
Allocation of Consideration Transferred:
Accounts receivable	$3.6
Inventories	0.4
Other current assets	0.9
Property, plant and equipment	8.0
Other assets	4.3
Intangible assets:
Technology	10.2
Customer relationships	13.8
Trade name	2.7
Backlog	0.8
Goodwill	47.5
Liabilities assumed (a)	(25.4)
Total consideration allocated	$66.8

(a) This amount includes assumed liability for vested employee awards of $6.3 million on acquisition date and was settled in the post-closing period ended March 31, 2023.

Zontal, Inc.

On May 4, 2023, the Company acquired 60% of the outstanding share capital of OSTHUS Beteiligungs GmbH and its wholly owned subsidiaries: OSTHUS Group GmbH, Zontal Inc., Zontal GmbH, and Zontal Data Information Technology (Dalian) co., Ltd, (hereinafter, the “Zontal Companies”) for EUR 13.4 million (approximately $14.8 million) with the potential for additional consideration of up to $14.4 million if certain revenue and EBITDA targets are met through 2025. Zontal, Inc, is the main operating company. The Zontal Companies offer various software applications and integrations including data management (Informatics and SDMS), which enables customers to harmonize, preserve and reuse their data to generate efficiencies and automate workflows. The Zontal Companies are domiciled in Aachen, Germany, and are integrated into the BSI BioSpin Segment.

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

In the nine months ended September 30, 2023, the Company acquired various other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration	Goodwill
Acquifer Imaging GmbH and Deltabyte GmbH	January 4, 2023	BSI NANO	$7.6	$7.6	$4.5
Pinpoint Testing LLC	March 28, 2023	BSI CALID	8.6	3.6	4.8
Fasmatech Science SA	March 3, 2023	BSI CALID	10.3	8.4	8.0
Interherence GmbH	July 3, 2023	BSI CALID	17.3	3.9	12.8
			$43.8	$23.5	$30.1

In the nine months ended September 30, 2023, the Company also made several strategic investments. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Tome Biosciences	Other long-term assets	July 26, 2023	Corporate	$10.0	$10.0
Other Investments	Other long-term assets	Various	Various	9.2	9.2
				$19.2	$19.2

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

In the three months ended September 30, 2023, and September 30, 2022, the Company did not record any realized gains or unrealized gains related to its strategic investments. In the nine months ended September 30, 2023, the Company recorded a realized gain of $6.8 million from the sale of a strategic investment. In the nine months ended September 30, 2022, the Company recorded an unrealized gain of $1.7 million from the remeasurement of a strategic investment upon the occurrence of an observable transaction. The realized and unrealized gain is included in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

On a quarterly basis, the Company reviews its strategic investments and equity method investments to determine if there have been any events and conditions that could indicate an impairment or other-than temporary impairment. For the three months ended September 30, 2023, the Company did not recognize any impairment charges related to its strategic investments. For the nine months ended September 30, 2023, the Company recognized $18.3 million in impairment charges to write down the carrying value of certain strategic investments. The Company did not recognize any impairment charges related to its strategic investments for the nine months ended September 30, 2022.The impairment charges are included in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

Subsequent Events - Acquisitions

On October 2, 2023, the Company completed the acquisition of PhenomeX, Inc. (“PhenomeX”), a functional cell biology company that provides single-cell biology research tools to deliver deep insights into cellular function and new perspectives on phenomes and genotype-to-phenotype linkages. PhenomeX’s product platforms are highly complementary to the Company's existing spatial biology and single-cell research tools. The transaction was accounted for as a business combination. The acquisition was completed through a tender offer for all outstanding shares of common stock as of the date of acquisition. The acquisition consideration consisted of an advance payment, an assumption of liability paid on acquisition date, and an offer of $1.00 per share, net to the holders of PhenomeX outstanding common shares and rights to receive PhenomeX common shares, in cash, without interest, for a total of approximately $121 million. The purchase consideration of $1.00 per share was funded into escrow as of September 30, 2023, and along with the advance payment, is included in other long-term assets of the Company's unaudited consolidated financial statements. Following the acquisition date, the Company announced a restructuring plan for PhenomeX and anticipates it will substantially complete this undertaking by the end of 2024.

As a result of the acquisition, PhenomeX common stock is no longer listed for trading on the Nasdaq Global Market and is deregistered under the Exchange Act. The Company renamed PhenomeX to Bruker Cellular Analytics following acquisition.

6.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$339.6	$300.9
Work-in-process	315.6	278.7
Finished goods	160.6	128.2
Demonstration units	100.2	92.3
Total Inventories	$916.0	$800.1

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of September 30, 2023, and December 31, 2022, the value of finished goods inventory-in-transit was $47.5 million and $41.1 million, respectively.

7.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2022	$457.6
Current period additions/adjustments	105.0
Foreign currency effect	(1.5)
Balance at September 30, 2023	$561.1

Intangible Assets

The following is a summary of intangible assets (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$381.7	$(235.5)	$146.2	$354.7	$(219.0)	$135.7
Customer relationships	212.6	(85.8)	126.8	192.3	(72.1)	120.2
Trade names	27.4	(9.0)	18.4	22.3	(7.4)	14.9
Other	2.0	(1.5)	0.5	1.0	(0.9)	0.1
Intangible assets	$623.7	$(331.8)	$291.9	$570.3	$(299.4)	$270.9

For the three months ended September 30, 2023, and 2022, the Company recorded amortization expense of $11.5 million and $8.9 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2023, and 2022, the Company recorded amortization expense of $33.4 million and $27.5 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. In connection with certain restructuring activities in the third quarter of 2023, the Company performed impairment assessments of its long-lived assets comparing the carrying values to the sum of their undiscounted future cash flows. The Company also performed an impairment test of the goodwill related to the Software Reporting Unit. Based on the results of these analyses, the Company determined there were no impairments to its long-lived assets, including its intangibles assets and goodwill.

There were no events noted for the nine months ended September 30, 2022 that could indicate an impairment of goodwill and intangible assets.

8.
Debt

The Company’s debt obligations consist of the following (in millions):

	September 30, 2023	December 31, 2022
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	$158.6	$160.6
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	327.8	325.1
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement due 2029	324.5	321.9
U.S. Dollar notes under the 2019 Term Loan Agreement annual payments of $15.0 and balloon payment due 2026	282.0	293.3
U.S. Dollar notes under the 2012 Note Purchase Agreement due 2024	100.0	100.0
Unamortized debt issuance costs	(1.4)	(1.7)
Other loans	8.0	5.9
Total notes and loans outstanding	1,199.5	1,205.1
Finance lease obligations	20.1	14.1
Total debt	1,219.6	1,219.2
Current portion of long-term debt and finance lease obligations	(121.0)	(18.7)
Total long-term debt, less current portion	$1,098.6	$1,200.5

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2019 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2023 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2019 Credit Agreement	0.15%	$600.0	$—	$0.4	$599.6
Bank guarantees and working capital line	varies	143.7	—	143.7	—
Total revolving lines of credit		$743.7	$—	$144.1	$599.6

As of September 30, 2023, the Company was in compliance with the financial covenants of all debt agreements.

As of September 30, 2023, the Company had several cross-currency and interest rate swap agreements with a notional value of $141.0 million of U.S. dollar to Swiss Franc and a notional value of $241.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

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

9.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

September 30, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$78.8	$—	$78.8	$—
Interest rate and cross-currency swap agreements	38.2	—	38.2	—
Forward currency contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$118.6	$—	$117.4	$1.2
Liabilities:
Contingent consideration	$5.9	$—	$—	$5.9
Hybrid instruments liability	64.5	—	—	64.5
Liability awards	1.3	—	—	1.3
Interest rate and cross-currency swap agreements	15.8	—	15.8	—
Forward currency contracts	1.7	—	1.7	—
Fixed price commodity contracts	0.2	—	0.2	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$89.5	$—	$17.8	$71.7

December 31, 2022	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$198.7	$34.0	$164.7	$—
Interest rate and cross-currency swap agreements	37.8	—	37.8	—
Forward currency contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.6	—	0.6	—
Debt securities available for sale	10.5	—	—	10.5
Total assets recorded at fair value	$248.3	$34.0	$203.8	$10.5
Liabilities:
Contingent consideration	$9.6	$—	$—	$9.6
Hybrid instruments liability	34.2	—	—	34.2
Liability awards	1.1	—	—	1.1
Interest rate and cross-currency swap agreements	12.2	—	12.2	—
Forward currency contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$57.4	$—	$12.5	$44.9

Derivative financial instruments are classified within Level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the nine months ended September 30, 2023, or the year ended December 31, 2022.

The fair value of the Company's long-term fixed interest rate debt was $776.0 million and $767.8 million as of September 30, 2023, and December 31, 2022, respectively. The fair value was based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The carrying value of the Company's variable rate debt approximates its fair value at September 30, 2023 and December 31, 2022.

On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could indicate an impairment. There were none noted for the nine months ended September 30, 2023, or 2022.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2022	$9.6
Current period additions	2.8
Current period adjustments	1.5
Current period settlements	(8.1)
Foreign currency effect	0.1
Balance at September 30, 2023	$5.9

As part of the 2018 Mestrelab Research, S.L. (“Mestrelab”), 2022 PreOmics, 2023 Biognosys and Zontal acquisitions and certain other majority owned acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be adjusted upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as long-term liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2022	$34.2
Acquisitions	26.8
Current period adjustments	4.1
Foreign currency effect	(0.6)
Balance at September 30, 2023	$64.5

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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the financial instruments recorded in the consolidated balance sheets as follows (in millions):

	September 30, 2023		December 31, 2022
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Financial instruments designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$19.3		$14.8
Other assets		18.9		23.0
Other long-term liabilities		(15.8)		(12.2)
	$382.0	$22.4	$393.3	$25.6
Long-term debt
Long-term debt	810.9	(20.2)	807.6	(17.0)
Total financial instruments designated as hedging instruments	$1,192.9	$2.2	$1,200.9	$8.6
Financial instruments not designated as hedging instruments:
Forward currency contracts
Other current assets	$45.6	$0.1	$89.8	$0.6
Other current liabilities	307.3	(1.7)	97.4	(0.3)
Embedded derivatives in purchase and delivery contracts
Other current assets	7.0	0.3	15.3	0.1
Other current liabilities	10.3	(0.1)	—	—
Fixed price commodity contracts
Other current assets	—	—	8.9	0.6
Other current liabilities	0.9	(0.2)	—	—
Total financial instruments not designated as hedging instruments	$371.1	$(1.6)	$211.4	$1.0
Total financial instruments	$1,564.0	$0.6	$1,412.3	$9.6

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the Company's subsidiaries in the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to approximately $17.3 million and $15.3 million for the purchase of products at September 30, 2023 and December 31, 2022 respectively. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the financial instruments described above (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2023	2022	2023	2022
Financial instruments not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(5.5)	$(2.8)	$(4.2)	$(6.9)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(0.6)	0.1	0.1	0.1
		(6.1)	(2.7)	(4.1)	(6.8)
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$2.7	$0.3	$7.6	$(1.3)
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	2.0	2.2	6.0	6.5
		4.7	2.5	13.6	5.2
Total		$(1.4)	$(0.2)	$9.5	$(1.6)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2023	2022	2023	2022
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$0.5	$7.5	$0.1	$22.6
		0.5	7.5	0.1	22.6
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$5.5	$12.4	$(2.8)	$27.4
Long-term debt	Accumulated other comprehensive income, net of tax	15.5	23.0	(2.4)	55.5
		21.0	35.4	(5.2)	82.9
Total		$21.5	$42.9	$(5.1)	$105.5

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

The income tax provision for the three months ended September 30, 2023, and 2022 was $30.8 million and $41.2 million, respectively representing effective tax rates of 25.8% and 31.9%, respectively. The income tax provision for the nine months ended September 30, 2023, and 2022 was $80.6 million and $93.0 million, respectively, representing effective tax rates of 26.6% and 31.8%, respectively. The decrease in the Company's effective tax rate was primarily due to the impact of final treasury regulations that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, change in jurisdictional mix, and the impact of resolution of a tax controversy in the first quarter of 2022.

As of September 30, 2023, and December 31, 2022, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $57.7 million and $54.9 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2023, and December 31, 2022, approximately $5.1 million and $4.2 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.2 million and $0.4 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended September 30, 2023, and 2022 respectively. Penalties and interest of $0.8 million and $0.9 million were recorded in the provision for income taxes for unrecognized tax benefits during the nine months ended September 30, 2023, and 2022, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2023 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 5.7% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2023.

12.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Bruker Corporation	$88.1	$88.1	$221.7	$199.2
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	146.6	147.8	146.7	149.1
Effect of dilutive securities:
Stock options and restricted stock units	0.7	0.8	0.8	0.8
Weighted average common shares outstanding - diluted	147.3	148.6	147.5	149.9
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.60	$1.51	$1.34
Diluted	$0.60	$0.59	$1.50	$1.33

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	0.2	0.1	0.2	0.1
Unvested restricted stock units	—	0.3	—	0.2

13.
Shareholders’ Equity

Share Repurchase Program

In May 2021, the Company’s Board of Directors approved a share repurchase program (the “2021 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. Authorization for the remaining $94.4 million on the 2021 Repurchase Program expired in May 2023.

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At September 30, 2023, $420.3 million remains available for future purchase under the 2023 Repurchase Program.

During the three months ended September 30, 2023, the Company purchased a total of 1,243,461 shares at an aggregate cost of $79.7 million under the 2023 Repurchase Program. During the nine months ended September 30, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program.

During the three months ended September 30, 2022, the Company purchased a total of 1,192,898 shares at an aggregate cost of $72.4 million under the 2021 Repurchase Program. During the nine months ended September 30, 2022, the Company purchased a total of 3,779,694 shares at an aggregate cost of $238.3 million under the 2021 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases was not material and was recorded in other current liabilities and additional paid in capital for the three and nine months ended September 30, 2023.

Shelf Registration

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

Accumulated Other Comprehensive Income, net of tax

The following is a summary of comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income	$88.7	$88.4	$223.9	$200.2
Foreign currency translation adjustments	(52.2)	(88.3)	(16.1)	(195.7)
Derivatives designated as hedging instruments, net of tax	21.5	42.9	(5.1)	105.5
Pension liability adjustments, net of tax	—	1.6	0.8	3.7
Comprehensive income	58.0	44.6	203.5	113.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.3)	2.9	(0.5)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.8)	(0.6)	(1.1)	(1.3)
Comprehensive income attributable to Bruker Corporation	$58.5	$45.5	$201.7	$115.5

The following is a summary of the components of accumulated other comprehensive income (loss) attributable to Bruker Corporation, net of tax (in millions):

	Foreign Currency Translation	Derivatives Designated as Hedging Instruments	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(3.1)	$4.1	$13.8	$14.8
Other comprehensive income (loss) before reclassifications	(15.7)	(5.1)	0.1	(20.7)
Realized gain on amounts reclassified from other comprehensive income	—	—	0.7	0.7
Net current period other comprehensive income (loss)	(15.7)	(5.1)	0.8	(20.0)
Balance at September 30, 2023	$(18.8)	$(1.0)	$14.6	$(5.2)

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$0.4	$0.3	$1.2	$1.1
Restricted stock units	4.2	3.6	11.7	10.4
Employee Stock Purchase Plan	0.2	—	0.6	—
Total stock-based compensation expense	$4.8	$3.9	$13.5	$11.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$0.4	$0.2	$1.1	$1.0
Selling, general and administrative	3.9	3.3	11.0	9.2
Research and development	0.5	0.4	1.4	1.3
Total stock-based compensation expense	$4.8	$3.9	$13.5	$11.5

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.9 million and $5.9 million in the three months ended September 30, 2023, and 2022, respectively, and $4.3 million and $10.1 million in the nine months ended September 30, 2023 and 2022, respectively, related to the Mestrelab, PreOmics, Biognosys, Zontal, and other majority owned acquisitions.

At September 30, 2023, the Company expected to recognize pre-tax stock-based compensation expense of $3.9 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.7 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $40.7 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.9 years.

14.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Information technology transformation costs	$2.2	$(0.4)	$3.3	$2.1
Restructuring charges	3.7	0.5	4.3	3.3
Acquisition-related expenses, net	1.6	1.7	7.4	15.1
Other	1.9	1.2	5.1	2.5
Other charges, net	$9.4	$3.0	$20.1	$23.0

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1.1	$(0.2)	$1.4	$1.2
Other charges, net	3.7	0.5	4.3	3.3
Total	$4.8	$0.3	$5.7	$4.5

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2022	$1.8	$0.4	$0.2	$1.2
Restructuring charges	5.7	4.3	0.8	0.6
Cash payments	(1.9)	(1.4)	(0.5)	—
Other, non-cash adjustments and foreign currency effect	(0.7)	—	(0.1)	(0.6)
Balance at September 30, 2023	$4.9	$3.3	$0.4	$1.2

15.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$2.0	$0.9	$5.3	$1.7
Interest expense	(3.9)	(3.7)	(12.0)	(11.8)
Impairment of strategic investments	—	—	(18.3)	—
Exchange losses on foreign currency transactions	(3.3)	1.2	(8.8)	0.7
Pension components	—	(0.3)	(0.1)	(1.0)
Other income (expense)	(0.1)	(0.1)	3.8	1.6
Interest and other income (expense), net	$(5.3)	$(2.0)	$(30.1)	$(8.8)

Amounts reported in other income (expense), net, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations during the nine months ended September 30, 2023.

16.
Commitments and Contingencies

In accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and reasonably estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In September 2019, Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, was sued in Germany by Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), for infringement of a registered German utility model. After the utility model was canceled by the German Patent and Trademark Office in 2021, Zeiss withdrew its infringement action at the end of 2022 and the proceedings were terminated. However, a parallel European patent application, a family member of the utility model, is still pending in the European Patent Office (“EPO”). Luxendo is closely monitoring progress in the granting procedure and does not believe that a grant is imminent. Luxendo is presently unable to predict the EPO's final decision on the patent application.

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

As of September 30, 2023 and December 31, 2022, the Company has not recorded any material accruals for potential contingencies.

17. Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements. See Note 3 for revenue by reportable segment.

Operating income by reportable segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss):
BSI BioSpin	$52.5	$47.9	$123.7	$113.7
BSI CALID	50.0	56.3	151.6	146.6
BSI NANO	39.0	35.3	99.7	72.2
BEST	9.0	8.2	28.1	21.4
Corporate, eliminations and other (a)	(26.0)	(16.4)	(69.7)	(52.2)
Total operating income	$124.5	$131.3	$333.4	$301.7
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	September 30, 2023	December 31, 2022
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$3,692.6	$3,508.4
BEST	168.9	111.1
Eliminations and other (a)	(41.9)	(7.7)
Total assets	$3,819.6	$3,611.8
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the unaudited condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. Forward-looking statements include, but are not limited to, the impact of supply chain challenges, expectations regarding the global economy, inflation, banking industry volatility, the potential for recession, increasing geopolitical tensions, our intentions regarding our intellectual property, our compliance with government regulations, sufficiency of cash, our competition, the impact of legal or intellectual property proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, share repurchases, interest expense, interest rate swap agreements, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, the impact of our restructuring initiatives, the level and impact of our M&A activity and our ability to integrate acquired companies, our expectations regarding revenue and other risk factors discussed herein and from time to time in our other filings with the SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2022, and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

Non-GAAP Measures

Although our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We rely internally on certain measures that are not calculated according to GAAP. These measures are organic revenue, free cash flow, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income and non-GAAP operating margin. Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.

We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit as GAAP gross profit with certain non-GAAP measures excluded and non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded. We define the term non-GAAP operating income as GAAP operating income with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other non-operational costs, and we believe these are useful measures to evaluate our continuing business.

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

We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities. These measures may also be useful to investors in evaluating the underlying operating performance of our business. The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and it may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

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

Revenue for the three months ended September 30, 2023, increased by $103.9 million, or 16.3%, to $742.8 million, compared to $638.9 million for the comparable period in 2022. Included in revenue was an increase of approximately $20.9 million from favorable foreign exchange rate movements, and an increase of $13.5 million from acquisitions. Excluding the favorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $69.5 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2022.

Revenue for the nine months ended September 30, 2023, increased by $287.7 million, or 15.8%, to $2,110.0 million, compared to $1,822.3 million for the comparable period in 2022. Included in revenue was an increase of $37.2 million from acquisitions offset by a decrease of approximately $(3.4) million from unfavorable foreign exchange rate movements. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased $253.9 million. Revenue increases were driven by strong demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2022.

Our gross profit margin decreased to 51.5% during the three months ended September 30, 2023, as compared to 52.5% in the same period in 2022, the result of favorable price and volume leverage more than offset by net unfavorable impact of foreign exchange rate movements compared to 2022.

Our gross profit margin decreased to 51.3% during the nine months ended September 30, 2023, as compared to 51.6% in the same period in 2022, the result of favorable pricing and volume leverage more than offset by unfavorable impact of foreign exchange rate movements and inflation, compared to 2022.

Our income tax provision in the three months ended September 30, 2023, and 2022 was $30.8 million and $41.2 million, respectively, representing effective tax rates of 25.8% and 31.9%, respectively. Our income tax provision in the nine months ended September 30, 2023, and 2022 was $80.6 million and $93.0 million, respectively, representing effective tax rates of 26.6% and 31.8%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, the resolution of tax controversies, and change in jurisdictional mix. The Company also recorded discrete tax impacts during the nine months ended September 30, 2023.

Diluted earnings per share for the three months ended September 30, 2023, was $0.60, an increase of $0.01 compared to $0.59 per share in the same period in 2022. Diluted earnings per share for the nine months ended September 30, 2023, was $1.50, an increase of $0.17 compared to $1.33 per share in the same period in 2022. The increase in diluted earnings per share in both the three and nine months ended September 30, 2023, was driven by higher net income and lower weighted average shares outstanding as compared to the three and nine months ended September 30, 2022, due to share repurchases under our repurchase program.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Nine Months Ended September 30,
	2023	2022
GAAP net cash provided by operating activities	$144.6	$102.9
Less: purchases of property, plant and equipment	(75.4)	(94.6)
Free cash flow	$69.2	$8.3

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Gross profit	$382.8	51.5%	$335.3	52.5%	$1,083.0	51.3%	$939.8	51.6%
Non-GAAP adjustments:
Restructuring costs	1.1	0.1%	(0.3)	—	1.4	0.1%	1.1	0.1%
Acquisition-related costs	—	—	0.1	—	0.5	0.1%	0.3	—
Purchased intangible amortization	5.9	0.8%	4.5	0.7%	16.9	0.8%	13.5	0.7%
Other costs	1.8	0.2%	0.2	—	3.0	0.1%	3.1	0.2%
Non-GAAP gross profit	$391.6	52.6%	$339.8	53.2%	$1,104.8	52.4%	$957.8	52.6%

Our non-GAAP gross profit margin decreased in the three months ended September 30, 2023, as compared to the same period in 2022, due to the impact of foreign exchange rate movements, partially offset by favorable pricing and volume leverage. Our non-GAAP gross profit margin remained fairly consistent in both the nine months ended September 30, 2023, and 2022.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Operating income	$124.5	16.8%	$131.3	20.6%	$333.4	15.8%	$301.7	16.6%
Non-GAAP adjustments:
Restructuring costs	4.8	0.6%	0.2	—	5.7	0.3%	4.4	0.2%
Acquisition-related costs	1.6	0.2%	1.8	0.3%	7.9	0.3%	15.4	0.9%
Purchased intangible amortization	11.5	1.5%	8.9	1.4%	33.4	1.6%	27.5	1.5%
Other costs	5.9	0.9%	1.0	0.2%	11.4	0.5%	7.7	0.4%
Non-GAAP operating income	$148.3	20.0%	$143.2	22.5%	$391.8	18.5%	$356.7	19.6%

Our non-GAAP operating margin decreased in both the three and nine months ended September 30, 2023, as compared to the same period in 2022, due to impact of foreign exchange rate movements, contributions from acquisitions and inflation headwinds. We also increased planned increases in sales and marketing activities and investments in our research and development capabilities, as compared to 2022.

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
•
geopolitical tensions, including those on our customers, such as the Russia-Ukraine conflict, the conflict in Israel, Palestine and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply chain operations;
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

Maintaining business continuity and service levels to our customers

Ensuring our ability to supply our enabling technologies and solutions and maintaining high service levels for our customers is a top priority for Bruker. We are continuing capital investments in production facilities for efficiencies and expansion. We continue to encounter supply chain risks associated with the global economy and increasing geopolitical tensions, including inflation, banking industry volatility, the threat of recession, financial liquidity, currency volatility or devaluation, and the worldwide shortage of semiconductor chips, components, and raw materials such as copper.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
Product revenue	$615.1	$536.6	$78.5	14.6%
Service and other revenue	127.7	102.3	25.4	24.8%
Total revenue	742.8	638.9	103.9	16.3%
Cost of product revenue	293.0	240.5	52.5	21.8%
Cost of service and other revenue	67.0	63.1	3.9	6.2%
Total cost of revenue	360.0	303.6	56.4	18.6%
Gross profit	382.8	335.3	47.5	14.2%
Operating expenses:
Selling, general and administrative	177.6	144.8	32.8	22.7%
Research and development	71.3	56.2	15.1	26.9%
Other charges, net	9.4	3.0	6.4	213.3%
Total operating expenses	258.3	204.0	54.3	26.6%
Operating income	124.5	131.3	(6.8)	(5.2)%
Interest and other income (expense), net	(5.3)	(2.0)	(3.3)	165.0%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	119.2	129.3	(10.1)	(7.8)%
Income tax provision	30.8	41.2	(10.4)	(25.2)%
Equity in income of unconsolidated investees, net of tax	0.3	0.3	—	—
Consolidated net income	88.7	88.4	0.3	0.3%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.6	0.3	0.3	100.0%
Net income attributable to Bruker Corporation	$88.1	$88.1	$—	—

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
BSI BioSpin	$198.3	$175.7	$22.6	12.9%
BSI CALID	239.3	207.5	31.8	15.3%
BSI NANO	238.7	199.1	39.6	19.9%
BEST	70.6	59.3	11.3	19.1%
Eliminations (a)	(4.1)	(2.7)	(1.4)
Total revenue	$742.8	$638.9	$103.9	16.3%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements. The BSI BioSpin Segment revenue increase was related primarily to the strong demand for our instruments, especially in Nuclear Magnetic Resonance (NMR) and software businesses. The BSI CALID Segment revenue increase was a direct result of strong demand for our differentiated instruments. Primarily, strong demand in our life science mass spectrometry proteomics solutions, as well as our optics spectroscopy and microscopy instruments. The BSI NANO Segment revenue increase was driven by strong demand in its academic, government, industrial and biopharma markets. The BEST revenue increase was driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the three months ended September 30, 2023, our North American revenue grew 8.4%, Asia Pacific revenue increased by 16.6%, and European revenue increased by 23.8% compared to the same period in 2022.

Gross Profit

While gross profit increased in the three months ended September 30, 2023, as compared to the same period in 2022, the gross profit margin decreased as a result of unfavorable foreign exchange rate movements compared to 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2023, increased to 23.9% of total revenue, from 22.7% of total revenue for the comparable period in 2022. The increase as a percentage of revenue was a result of inflation and increased planned investments in sales and marketing compared to 2022. Primary investments are related to additional headcount and personnel expenses as well as increased consulting and professional fees related to acquisitions, tax, audit and audit-related fees.

Research and Development

Our research and development expenses for the three months ended September 30, 2023 increased to 9.6% of total revenue from 8.8% of total revenue for the comparable period in 2022. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives. Investments are primarily related to additional headcount and personnel expenses as well as increased consulting and professional fees related to research and development activities.

Other Charges, Net

Other charges, net for the three months ended September 30, 2023, consisted of $1.6 million of acquisition-related charges related to acquisitions completed in 2023 and 2022, $2.2 million of costs associated with our global information technology (IT) transformation activities, $1.9 million of other charges and $3.7 million of restructuring costs. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post-combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended September 30, 2022, consisted of $1.7 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $0.5 million of restructuring costs, $(0.4) million of costs associated with our global information technology (IT) transformations activities, and $1.2 million of other charges.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended September 30,
	2023		2022
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$52.5	26.5%	$47.9	27.3%
BSI CALID	50.0	20.9%	56.3	27.1%
BSI NANO	39.0	16.3%	35.3	17.7%
BEST	9.0	12.7%	8.2	13.8%
Corporate, eliminations and other (a)	(26.0)		(16.4)
Total operating income	$124.5	16.8%	$131.3	20.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The overall decrease in operating income was due to higher selling, general and administrative expenses and research and development costs offset by an increase in gross profit. BSI CALID operating income was lower due to unfavorable foreign currency exchange rates and increased personnel costs.

The operating margin decreases in the BSI BioSpin, BSI CALID, BSI NANO and BEST Segments were primarily due to unfavorable product mix, impact of foreign exchange rate movements and inflation offset by favorable pricing and volume leverage.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended September 30, 2023, as compared to the same period in 2022 was primarily due to higher foreign currency exchange losses of $3.3 million driven by weakening of the U.S. dollar against other currencies.

Income Tax Provision

The 2023 and 2022 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended September 30, 2023, and 2022 were 25.8% and 31.9%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits and change in jurisdictional mix. The Company also recorded discrete tax impacts during the three months ended September 30, 2023.

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

Consolidated Results

Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

The following table presents our results (in millions):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
Product revenue	$1,741.8	$1,512.8	$229.0	15.1%
Service and other revenue	368.2	309.5	58.7	19.0%
Total revenue	2,110.0	1,822.3	287.7	15.8%
Cost of product revenue	823.0	699.6	123.4	17.6%
Cost of service and other revenue	204.0	182.9	21.1	11.5%
Total cost of revenue	1,027.0	882.5	144.5	16.4%
Gross profit	1,083.0	939.8	143.2	15.2%
Operating expenses:
Selling, general and administrative	518.2	442.7	75.5	17.1%
Research and development	211.3	172.4	38.9	22.6%
Other charges, net	20.1	23.0	(2.9)	(12.6)%
Total operating expenses	749.6	638.1	111.5	17.5%
Operating income	333.4	301.7	31.7	10.5%
Interest and other income (expense), net	(30.1)	(8.8)	(21.3)	242.0%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	303.3	292.9	10.4	3.6%
Income tax provision	80.6	93.0	(12.4)	(13.3)%
Equity in income of unconsolidated investees, net of tax	1.2	0.3	0.9	300.0%
Consolidated net income	223.9	200.2	23.7	11.8%
Net income attributable to noncontrolling interests in consolidated subsidiaries	2.2	1.0	1.2	120.0%
Net income attributable to Bruker Corporation	$221.7	$199.2	$22.5	11.3%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
BSI BioSpin	$540.6	$493.3	$47.3	9.6%
BSI CALID	703.2	601.0	102.2	17.0%
BSI NANO	673.4	559.8	113.6	20.3%
BEST	205.5	178.2	27.3	15.3%
Eliminations (a)	(12.7)	(10.0)	(2.7)
Total revenue	$2,110.0	$1,822.3	$287.7	15.8%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue increase related primarily to the strong demand for our instruments, especially in the NMR and software businesses. The BSI CALID Segment increase in revenues was a direct result of strong demand for our differentiated instruments. Primarily, strong demand in our life science mass spectrometry proteomics solutions, as well as our optics spectroscopy and microscopy instruments. BSI NANO Segment increase in revenue was driven by strong demand in its academic, government, industrial and semiconductor metrology markets. The BEST revenue increase was driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the nine months ended September 30, 2023, our North American revenue grew 8.4%, Asia Pacific revenue increased by 23.3%, and European revenue increased by 15.6% compared to the same period in 2022.

Gross Profit

The increase in gross profit in the nine months ended September 30, 2023, as compared to the same period in 2022, was a result of pricing and volume leverage, partially offset by net unfavorable impact of foreign exchange rate movements compared to 2022.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2023, increased to 24.6% of total revenue, from 24.3% of total revenue for the comparable period in 2022. The increase as a percentage of revenue was a result of inflation and increased planned investments in sales and marketing capabilities compared to 2022. Primary investments are related to additional headcount and personnel expenses as well as increased consulting and professional fees related to acquisitions, tax, audit and audit-related fees.

Research and Development

Our research and development expenses for the nine months ended September 30, 2023, increased to 10.0% of total revenue from 9.5% of total revenue for the comparable period in 2022. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives. Investments are primarily related to additional headcount and personnel expenses as well as increased consulting and professional fees related to research and development activities.

Other Charges, Net
Other charges, net for the nine months ended September 30, 2023, consisted of $7.4 million of acquisition-related charges related to acquisitions completed in 2023 and 2022, $3.3 million of costs associated with our global information technology (IT) transformation activities, $5.1 million of other charges and $4.3 million of restructuring costs. Acquisition-related charges relate primarily to integration cost of newly acquired entities and the cost of post-combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the nine months ended September 30, 2022, consisted of $15.1 million of acquisition-related charges related to acquisitions completed in 2022 and 2021, $3.3 million of restructuring costs, $2.1 million of costs associated with our global information technology (IT) transformations activities, $1.8 million of other charges, and $0.7 million related to suspension of operations in Russia.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Nine Months Ended September 30,
	2023		2022
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$123.7	22.9%	$113.7	23.0%
BSI CALID	151.6	21.6%	146.6	24.4%
BSI NANO	99.7	14.8%	72.2	12.9%
BEST	28.1	13.7%	21.4	12.0%
Corporate, eliminations and other (a)	(69.7)		(52.2)
Total operating income	$333.4	15.8%	$301.7	16.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

The overall increase in operating income was due to higher gross profit offset by an increase in selling, general and administrative expenses and research and development.

While the BSI BioSpin and BSI CALID operating income increased, the operating margin decreased due to acquisition costs and unfavorable foreign exchange rate movements as well as planned marketing and research and development investments, and impact of inflation costs on margin in 2023 as compared to 2022. The operating income increase in the BSI NANO Segments was primarily due to higher gross margin resulting from favorable product mix, pricing, and volume leverage more than offsetting inflation. The operating margin increase in the BEST Segment was primarily driven by volume leverage, operating efficiency, and favorable product mix.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to impairment charges recognized of $18.3 million on certain strategic investments and higher foreign currency exchange losses of $8.8 million driven by weakening of the U.S. dollar against other currencies.

Income Tax Provision

The 2023 and 2022 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the nine months ended September 30, 2023, and 2022 were 26.6% and 31.8%, respectively. The decrease in our effective tax rate was primarily due to the impact of U.S. tax legislation that became effective in the fourth quarter of 2022 allowing a larger benefit relating to foreign tax credits, resolution of tax controversies, and change in jurisdictional mix. The Company also recorded discrete tax impacts during the nine months ended September 30, 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation from operations and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

Cash, cash equivalents and short-term investments at September 30, 2023 and December 31, 2022 totaled $363.6 million and $645.5 million, respectively, of which $269.2 million and $593.8 million, respectively, related to cash, cash equivalents and short-term investments held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, China and Japan.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$144.6	$102.9
Net cash used in investing activities	(289.2)	(102.3)
Net cash used in financing activities	(133.5)	(379.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.7)	(63.8)
Net change in cash, cash equivalents and restricted cash	$(281.8)	$(442.4)

Cash provided by operating activities during the nine months ended September 30, 2023, resulted primarily from consolidated net income adjusted for non-cash items of $353.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $209.1 million. The increase in net income adjusted for non-cash items was mainly due to higher revenue, gross profit, and operating income. The increase in operating cash flows due to changes in operating assets and liabilities was primarily due to increase in receivables due to increased revenue and timing of tax payment payables. Cash provided by operating activities during the nine months ended September 30, 2022, resulted primarily from consolidated net income adjusted for non-cash items of $273.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $170.7 million. The decrease was primarily due to strategic inventory management to handle supply chain challenges, timing of tax payments partially offset by customer advances received during the period related to new orders and deferral of revenue due to supply chain challenges.

Cash used in investing activities during the nine months ended September 30, 2023, resulted primarily from acquisitions and advances of $222.3 million, purchases of property, plant and equipment of $75.4 million, and strategic investments of $19.3 million, offset by $11.8 million of proceeds from sale of strategic investment and $10.9 million of net proceeds from sales of property, plant and equipment. Cash used in investing activities during the nine months ended September 30, 2022, resulted primarily from acquisitions of $85.5 million, purchases of property, plant and equipment of $94.6 million, and strategic investments of $40.8 million, offset by maturity of short-term investments of $100.0 million and $13.8 million of net proceeds from sale of property, plant and equipment.

Net cash used in financing activities during the nine months ended September 30, 2023, was primarily from cash paid for purchases of common stock under our repurchase program of $101.9 million and $22.1 million for the payment of dividends. Net cash used in financing activities during the nine months ended September 30, 2022, was primarily from cash paid for purchases of common stock under our repurchase program of $236.8 million, repayment of our 2012 Note Purchase Agreement of $105.0 million and $22.4 million for the payment of dividends.

Share Repurchase Program

In May 2021, our Board of Directors approved the “2021 Repurchase Program” authorizing the purchase of up to $500.0 million of our common stock over a two-year period, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Authorization for the remaining $94.4 million on the 2021 Repurchase Program expired in May 2023.

In May 2023, our Board of Directors approved the “2023 Repurchase Program” authorizing the purchase of up to $500.0 million of our common stock over a two-year period, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other consideration. At September 30, 2023, $420.3 million remains available for future purchase under the 2023 Repurchase Program.

During the three months ended September 30, 2023, the Company purchased a total of 1,243,461 shares at an aggregate cost of $79.7 million under the 2023 Repurchase Program. During the nine months ended September 30, 2023, we purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program.

During the three months ended September 30, 2022, we purchased a total of 1,192,898 shares at an aggregate cost of $72.4 million under the 2021 Repurchase Program. During the nine months ended September 30, 2022, we purchased a total of 3,779,694 shares at an aggregate cost of $238.3 million under the 2021 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business as further information becomes available. The estimated excise tax on stock repurchases was not material and was recorded in other current liabilities and additional paid in capital for the three and nine months ended September 30, 2023.

Shelf Registration

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

On December 11, 2019, we entered into (1) a new revolving credit agreement to establish a new revolving credit facility in the aggregate principal amount of $600 million; (2) a term loan agreement to establish a new term loan facility in the aggregate principal amount of $300 million; and (3) a note purchase agreement to issue and sell CHF 297 million aggregate principal amount of 1.01% senior notes due December 11, 2029. Floating interest rates under the term loan were simultaneously fixed through cross-currency and interest rate swap agreements into Euro ($150 million) and Swiss Franc ($150 million) rates carrying average effective interest rates of 0.94% and hedging our net investment in our Euro and Swiss Franc denominated net assets.

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

As of September 30, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $141.0 million of U.S. dollar to Swiss Franc and a notional value of $241.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. As a result of entering into these agreements, the Company lowered net interest expense by $4.7 million and $2.5 million during the three months ended September 30, 2023, and 2022, respectively, and $13.6 million and $5.2 million during the nine months ended September 30, 2023 and 2022, respectively. We anticipate these swap agreements will lower net interest expense in future years.

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

For a summary of the fair and carrying values of our outstanding debt as of September 30, 2023, and December 31, 2022, please read Note 8, Debt and Note 9, Fair Value of Financial Instruments, to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility please read, Note 11, Debt, to our consolidated financial statements included in our 2022 Form 10-K.

As of September 30, 2023, we had no off-balance sheet arrangements.

As of September 30, 2023, we were compliant with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates increased our revenue by 3.3% and decreased our revenue by 9.0% for the three months ended September 30, 2023, and 2022, respectively. Changes in foreign currency translation rates decreased our revenue by 0.1% and by 6.9% for the nine months ended September 30, 2023, and 2022, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended September 30, 2023, and 2022, we recorded net gains (losses) from currency translation adjustments of $(52.2) million and $(88.3) million, respectively. For the nine months ended September 30, 2023, and 2022, we recorded net gains (losses) from currency translation adjustments of $(16.1) million and $(195.7) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Amounts reported in interest and other income (expense), net, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations during the three and nine months ended September 30, 2023.

We periodically enter into forward currency contracts in order to minimize the volatility that fluctuations in currency translation have on our monetary transactions. Under these arrangements, we typically agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates with maturities of less than 12 months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income.

As of September 30, 2023, we have several cross-currency and interest rate swap agreements with a notional value of $141.0 million of U.S. dollar to Swiss Franc and a notional value of $241.0 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended September 30, 2023, and 2022, we recorded net gains (losses) from the changes in fair value of the derivatives of $6.0 million and $19.9 million, respectively. For the nine months ended September 30, 2023, and 2022, we recorded net gains (losses) from the changes in fair value of the derivatives of $(2.7) million and $50.0 million, respectively.

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

For the three months ended September 30, 2023, and 2022, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $15.5 million and $23.0 million, respectively. For the nine months ended September 30, 2023, and 2022, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $(2.4) million and $55.5 million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than 12 months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2023 and December 31, 2022, we had foreign exchange contracts with notional amounts aggregating $352.9 million and $187.2 million, respectively. We will continue to evaluate our currency risks and, in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2023 and December 31, 2022, we had fixed price commodity contracts with notional amounts aggregating $0.9 million and $8.9 million, respectively. The fair value of the fixed price commodity contracts at September 30, 2023 and December 31, 2022 was $(0.2) million and $0.6 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

Credit Risk

Economic conditions remain volatile and continue to be affected by inflation, high interest rates, supply chain disruptions and recent bank failures. We have cash and investments with certain banking institutions and money market funds in the United States and Europe where we have operations that have been the subject of concern regarding their financial conditions. Cash and investments held in these accounts exceed the Federal Deposit Insurance Corporation insurance limits. In the event of failure of any of the banking institutions where we maintain our cash and investments, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. We have a risk assessment process to evaluate the Company’s credit counterparties and we continue to closely monitor the developments in the financial markets and take steps to minimize potential impact to our business.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our unaudited condensed consolidated financial statements. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

In September 2019, Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, was sued in Germany by Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), for infringement of a registered German utility model. After the utility model was canceled by the German Patent and Trademark Office in 2021, Zeiss withdrew its infringement action at the end of 2022 and the proceedings were terminated. However, a parallel European patent application, a family member of the utility model, is still pending in the European Patent Office (“EPO”). Luxendo is closely monitoring progress in the granting procedure and does not believe that a grant is imminent. Luxendo is presently unable to predict the EPO's final decision on the patent application.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended September 30, 2023, of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
July 1 - July 31, 2023	—	$—	—	$500,000,000
August 1 - August 31, 2023	457,361	65.55	457,361	470,018,031
September 1 - September 30, 2023	786,100	63.28	786,100	420,271,418
	1,243,461	$64.12	1,243,461	$420,271,418.35

(1)
The Company purchased shares of common stock in accordance with the 2023 share repurchase program (the “2023 Repurchase Program”). The shares were purchased on the open market at prevailing prices. Under the 2023 Repurchase Program, the Company may repurchase shares pursuant to Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.
(2)
The 2023 Repurchase Program authorizes the purchases of the Company's common stock of up to $500.0 million from time to time over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations.

ITEM 5. OTHER INFORMATION

Rule 10b-5 Trading Plans

During the quarter ended September 30, 2023, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)