Form 10-Q
period 2024-03-31
BRUKER CORP
filed 2024-05-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2024
Common Stock, $0.01 par value per share	145,335,376 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	3
	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three months ended March 31, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4:	Controls and Procedures	40
Part II	OTHER INFORMATION	41
Item 1:	Legal Proceedings	41
Item 1A:	Risk Factors	41
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5:	Other Information	41
Item 6:	Exhibits	42
	Signatures	43

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$340.1	$488.3
Accounts receivable, net	475.4	492.0
Inventories	1,060.5	968.3
Other current assets	264.4	215.6
Total current assets	2,140.4	2,164.2
Property, plant and equipment, net	586.1	599.7
Goodwill	751.9	582.6
Intangible assets, net	449.2	330.5
Operating lease assets	105.1	91.7
Deferred tax assets	280.1	297.2
Other long-term assets	193.6	184.0
Total assets	$4,506.4	$4,249.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21.2	$121.2
Accounts payable	199.1	202.7
Deferred revenue and customer advances	485.2	400.0
Other current liabilities	477.0	478.2
Total current liabilities	1,182.5	1,202.1

Long-term debt	1,357.3	1,160.3
Long-term deferred revenue and customer advances	105.6	91.5
Deferred tax liabilities	81.8	67.7
Operating lease liabilities	85.7	74.8
Accrued pension	76.0	76.6
Other long-term liabilities	166.7	163.6
Total liabilities	$3,055.6	$2,836.6

Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	17.9	18.7
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 176,113,521 and 175,943,705 shares issued and 145,334,642 and 145,164,826 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1.7	1.7
Treasury stock, at cost, 30,778,879 shares at March 31, 2024, and December 31, 2023, respectively	(1,237.2)	(1,237.2)
Additional paid-in capital	291.1	282.9
Retained earnings	2,367.4	2,323.8
Accumulated other comprehensive (loss) income, net of tax	(7.7)	6.0
Total shareholders’ equity attributable to Bruker Corporation	1,415.3	1,377.2
Noncontrolling interests in consolidated subsidiaries	17.6	17.4
Total shareholders’ equity	1,432.9	1,394.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,506.4	$4,249.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Product revenue	$586.9	$567.1
Service and other revenue	134.8	118.2
Total revenue	721.7	685.3
Cost of product revenue	291.7	257.2
Cost of service and other revenue	77.2	68.4
Total cost of revenue	368.9	325.6
Gross profit	352.8	359.7
Operating expenses:
Selling, general and administrative	195.3	162.7
Research and development	81.8	69.0
Other charges, net	10.9	5.3
Total operating expenses	288.0	237.0
Operating income	64.8	122.7
Interest and other income (expense), net	6.8	(16.1)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	71.6	106.6
Income tax provision	19.8	29.9
Equity in income of unconsolidated investees, net of tax	0.2	0.7
Net income	52.0	77.4
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.9
Net income attributable to Bruker Corporation	$50.9	$76.5
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.35	$0.52
Diluted	$0.35	$0.52
Weighted average common shares outstanding:
Basic	145.2	146.8
Diluted	145.9	147.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$52.0	$77.4
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $2.2 and ($1.4) respectively	(77.2)	25.8
Derivatives designated as hedging instruments net of tax expense (benefit) of ($19.1), and $3.4 respectively	62.1	(10.7)
Pension and other postretirement benefit liability adjustments net of tax expense of $0.1, and $0.5 respectively	0.6	0.1
Total other comprehensive (loss) income	(14.5)	15.2
Total Comprehensive income	37.5	92.6
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.3
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(0.8)	—
Total Comprehensive income attributable to Bruker Corporation	$37.2	$91.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765		—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends declared and paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net (loss) income	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive income	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	34,957	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	18,463	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(315,318)	—	315,318	(22.2)	(0.1)	—	—	(22.3)	—	(22.3)
Cash dividends declared and paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	2.3	—	—	—	—	—	—	—	—	—	—
Other shareholders of majority-owned acquisitions	3.6	—	—	—	—	—	—	—	—	—	—
Proceeds from the sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	5.3	5.3
Consolidated net (loss) income	(0.1)	—	—	—	—	—	76.5	—	76.5	1.0	77.5
Other comprehensive income	0.1	—	—	—	—	—	—	14.8	14.8	0.3	15.1
Balance at March 31, 2023	$12.0	146,761,246	$1.7	28,681,760	$(1,107.2)	$261.1	$1,995.1	$29.6	$1,180.3	$18.5	$1,198.8

The accompanying notes are an integral part of these financial statements.

7

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$52.0	$77.4
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	34.7	25.1
Stock-based compensation expense	5.3	6.5
Deferred income taxes	(2.1)	1.2
Impairment of minority investments and other long-lived assets	1.4	6.9
Gain on sale of property, plant and equipment	—	(9.8)
Other non-cash expenses, net	(6.1)	5.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	15.6	8.3
Inventories	(64.8)	(55.0)
Accounts payable and accrued expenses	(3.7)	13.1
Income taxes payable, net	(11.9)	(5.8)
Deferred revenue and customer advances	31.7	34.8
Other changes in operating assets and liabilities, net	(30.3)	(20.2)
Net cash provided by operating activities	21.8	87.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(21.4)	(25.0)
Cash paid for minority investments	(10.0)	(8.2)
Cash paid for acquisitions, net of cash acquired	(274.5)	(88.1)
Proceeds from sales of property, plant and equipment	0.5	10.7
Net proceeds from cross-currency swap agreements	1.2	2.4
Net cash used in investing activities	(304.2)	(108.2)
Cash flows from financing activities:
Repayments of revolving line of credit	(0.5)	—
Proceeds from revolving line of credit	268.9	—
Repayment of long-term debt	(3.4)	(2.1)
Repayment of 2012 Note Purchase Agreement	(100.0)	—
Repayment of 2019 Term Note Agreement	(3.8)	(3.8)
Payment of deferred financing costs	(4.7)	—
Proceeds from issuance of common stock, net	3.4	0.7
Payment of contingent consideration	—	(1.0)
Payment of dividends to common shareholders	(7.3)	(7.4)
Repurchase of common stock	—	(22.4)
Proceeds from (payment for) the sale (purchase) of noncontrolling interests	(0.9)	5.3
Net cash provided by (used in) financing activities	151.7	(30.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17.6)	4.1
Net change in cash, cash equivalents and restricted cash	(148.3)	(47.3)
Cash, cash equivalents and restricted cash at beginning of period	491.6	648.7
Cash, cash equivalents and restricted cash at end of period	$343.3	$601.4
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.3	$3.2
Restricted cash period ending balance	$3.2	$3.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Company has four reportable segments, Bruker Scientific Instruments (BSI) BioSpin, BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection), BSI NANO and Bruker Energy & Supercon Technologies (BEST).

BSI BioSpin Segment designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. BSI BioSpin Segment’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

BSI CALID Segment designs, manufactures and distributes life science mass spectrometry, applied mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the BSI CALID Segment include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

BSI NANO Segment designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; spark optical emission spectroscopy systems; chip cytometry products and services for targeted spatial proteomics, multi-omic services; optofluidic and proteomic barcoding platforms; and products and services for spatial genomics research. Customers of the BSI NANO Segment include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials research and life science research analysis.

BEST Segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2024, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, have not changed.

Risks and Uncertainties

The Company is subject to the same risks and uncertainties as disclosed in its Annual Report on Form 10-K filed with the SEC on February 29, 2024, however, as of January 1, 2024, the Company is subject to new risks related to its self-funded health insurance. Effective January 1, 2024, the Company is self-insured for health care claims for eligible participating U.S. employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported for insurance liabilities on an actuarial basis. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions, could result in materially different amounts of expense and result in adjustments to these liabilities and materially different amounts of expense, which could harm our business and adversely affect our results of operations and financial condition.

Use of Estimates

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

2.
Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregation of information related to income taxes paid as presented on the Cash Flow Statement. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is evaluating the potential impact of ASU 2023-09 on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). These significant segment expenses are included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASC 2023-07 are also required for public entities with a single reportable segment. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is evaluating the potential impact of ASU 2023-07 on the Company’s consolidated financial statements and related disclosures.

3.
Revenue

The following table presents the Company’s revenue by Segment (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue by Segment:
BSI BioSpin	$182.8	$180.3
BSI CALID	227.9	236.7
BSI NANO	240.4	209.6
BEST	73.1	62.2
Eliminations (a)	(2.5)	(3.5)
Total revenue	$721.7	$685.3
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue recognized at a point in time	$608.5	$598.7
Revenue recognized over time	113.2	86.6
Total revenue	$721.7	$685.3

The following table presents the Company’s revenue by End Customer Geography (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue by End Customer Geography:
United States	$194.8	$175.1
Germany	66.8	62.6
Rest of Europe	178.1	159.8
China	115.7	107.6
Rest of Asia Pacific	107.0	132.6
Other	59.3	47.6
Total revenue	$721.7	$685.3

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of March 31, 2024, remaining performance obligations were approximately $2,306.3 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are classified as either other current assets or other long-term assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2024 and December 31, 2023 was $92.5 million and $85.8 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of March 31, 2024 and December 31, 2023, the contract liabilities were $590.8 million and $491.4 million, respectively. The increase in the contract liability balance during the three months ended March 31, 2024 is primarily the result of new cash payments received, which was offset in part by satisfying performance obligations. Approximately $130.4 million of the contract liability balance on December 31, 2023 was recognized as revenue during the three months ended March 31, 2024.

4.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$393.1	$371.2
Work-in-process	360.6	314.9
Finished goods	204.2	183.9
Demonstration units	102.6	98.3
Total Inventories	$1,060.5	$968.3

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of March 31, 2024 and December 31, 2023, the value of finished goods inventory-in-transit was $57.6 million and $48.6 million, respectively.

5.
Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Unbilled and notes receivable	$90.8	$83.9
Income and other taxes receivable	70.0	45.9
Prepaid expenses	33.5	26.7
Deposits with vendors	28.8	28.8
Derivative asset	11.8	1.6
Interest rate cross-currency swap agreements	12.8	12.0
Other assets	16.7	16.7
Other current assets	$264.4	$215.6

6.
Acquisitions

The Company does not expect the amounts allocated to goodwill to be deductible for tax purposes.

2024

In the three months ending March 31, 2024, the Company completed various acquisitions that collectively complemented its existing product offerings of the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for certain of the 2024 acquisitions (in millions):

	Chemspeed Technologies AG	Spectral Instruments Imaging LLC	Nion, LLC	Other	Total
Segment	BSI BBIO	BSI BBIO	BSI NANO	Various
Consideration Transferred:
Cash paid	$175.4	$29.0	$37.4	$39.8	$281.6
Cash acquired	(0.6)	(1.5)	(5.0)	(1.1)	(8.2)
Fair value of contingent consideration	—	0.9	10.5	2.0	13.4
Working capital adjustment	—	0.9	(0.3)	1.2	1.8
Total consideration transferred, net of cash acquired	$174.8	$29.3	$42.6	$41.9	$288.6
Allocation of Consideration Transferred:
Accounts receivable	$6.1	$1.5	$0.3	$1.1	$9.0
Inventories	34.4	3.4	23.2	2.8	63.8
Other current assets	1.4	—	—	1.1	2.5
Property, plant and equipment	1.8	—	0.5	0.4	2.7
Other assets	17.3	0.9	2.2	6.7	27.1
Intangible assets:
Technology	29.7	9.0	9.2	15.4	63.3
Customer relationships	54.5	2.5	2.6	0.6	60.2
Backlog	8.4	—	4.9	—	13.3
Trade name	4.9	0.3	1.1	0.8	7.1
Goodwill	118.7	14.1	27.1	23.2	183.1
Liabilities assumed	(102.4)	(2.4)	(28.5)	(10.2)	(143.5)
Total consideration allocated	$174.8	$29.3	$42.6	$41.9	$288.6

Chemspeed Technologies, AG

On March 6, 2024, the Company acquired 100% of the outstanding share capital of Chemspeed Technologies AG and its wholly owned subsidiaries Chemspeed Technologies, Inc., Chemspeed Technologies, Ltd., and Chemspeed Technologies, GmbH, (collectively hereinafter “Chemspeed”) for cash consideration of $154.7 million CHF (approximately $175.4 million). Chemspeed provides automated laboratory research and development and quality control workflow solutions in a wide range of chemical research fields. Chemspeed is domiciled in Füllinsdorf, Switzerland and was integrated into the BSI BBIO Segment.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available to us as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of the consideration transferred during the measurement period, which is no later than one year from acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is ten years for the trade name, eight years for the developed technology and fifteen years for the customer relationships. The Company expects to amortize backlog through the end of 2025.

Results of acquired operations of Chemspeed

The results of the acquired operations of Chemspeed have been included in the consolidated financial statements of the Company since its acquisition date of March 6, 2024. For the period from March 6, 2024 through March 31, 2024, Chemspeed had total revenues of $4.1 million and pre-tax net loss of $ 0.7 million. The tax effect on the Company of pre-tax net losses incurred by Chemspeed will be included in the related jurisdictional tax returns of its subsidiaries.

Acquisition-related expenses incurred in connection with the Chemspeed acquisition were not material. These expenses primarily include legal and professional services. These acquisition-related expenses were recorded within Other Charges, Net in the consolidated statement of operations.

Supplemental Pro Forma Information (unaudited)

The supplemental pro forma financial information presented below is for illustrative purposes only and does not include the pro forma adjustments that would be required under Article 11 of Regulation S-X for pro forma financial information. The following supplemental pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the Company's combination with Chemspeed had been completed on January 1, 2023 and January 1, 2024, does not reflect synergies that might have been achieved as a result of the combination, and is not indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

	March 31, 2023			March 31, 2024
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$690.3	$—	$690.3	$722.9	$—	$722.9
Net (loss) income	$74.4	$(3.0)	$71.4	$47.0	$(1.1)	$45.9

The supplemental pro forma financial information reflects pro forma adjustments which primarily include:

•
A net increase in amortization expense of tangible and intangible assets which are assumed to be recorded at their assigned fair values as of January 1, 2023.
•
The related income tax effects of the adjustments noted above were not material.

Spectral Instruments Imaging, LLC

On February 1, 2024, the Company acquired 100% of the outstanding share capital of Spectral Instruments Imaging, LLC (“Spectral”) for cash consideration of $29.0 million, subject to a net working capital adjustment, and additional consideration of up to $10 million if certain revenue and EBITDA targets are met through 2025. Spectral manufactures preclinical optical systems for bioluminescent, fluorescent and x-ray imaging to fit the workflows of animal scientists. Spectral is domiciled in Tucson, Arizona and was integrated into the BSI BBIO Segment.

The Company completed its provisional fair value allocation subject to the final net working capital adjustment. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is six years for the technology and fourteen years for the customer relationships. The fair value of the trade name was not material and was expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through March 31, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material. Additional pro forma information combining the results of operations of the Company and this acquisition have not been included as the revenues and expenses were not material.

Nion, LLC

On January 2, 2024, the Company acquired 100% of the outstanding share capital of Nion, LLC (“Nion”) for cash consideration of $37.4 million, subject to a net working capital adjustment and additional consideration of up to $23.0 million if certain revenue and non-revenue milestones are achieved through 2026. A portion of the contingent consideration is linked to the continued employment of selected employees which represents post combination services. As such, these amounts will be recognized as compensation expense in the consolidated statement of operations over the service period. Nion designs and manufacturers high-end electron-optical instruments with diverse application to the needs of its customers. Nion is domiciled in Kirkland, Washington and was integrated into the BSI NANO Segment.

The Company completed its provisional fair value allocation subject to the final net working capital adjustment. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is seven years for the technology and the trade name, and fifteen years for the customer relationships. Backlog will be amortized through the fourth quarter of 2027. For the period from the date of acquisition through March

31, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material. Additional pro forma information combining the results of operations of the Company and this acquisition have not been included as the revenues and expenses were not material.

Other 2024 Acquisitions

In the three months ended March 31, 2024, the Company acquired other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings.

The Company completed its provisional fair value allocations of these other wholly owned acquisitions subject to the final net working capital adjustment for certain of these acquisitions. The fair values of these identifiable intangible assets have been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisitions, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is seven to eleven years for the technology. The fair values of the trade name and customer relationships were not material and were expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through March 31, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material. Additional pro forma information combining the results of operations of the Company and these acquisitions have not been included as the revenues and expenses were not material.

The following table reflects the consideration transferred and the respective reporting segment for the acquisition (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration, net of Cash Acquired	Cash Consideration
Phasefocus Holdings Limited	March 1, 2024	BSI NANO	$6.3	$6.4
Nanophoton Corporation	February 5, 2024	BSI CALID	$13.3	$10.8
Tornado Spectral Systems, Inc.	January 1, 2024	BSI CALID	$22.3	$22.6
			$41.9	$39.8

2024 Minority and Equity-method investments

During the three months ended March 31, 2024, the Company also completed a minority investment. The investment is accounted for under the alternative measurement, and as such, the investment value also represents the carrying value at March 31, 2024. The following table reflects the consideration transferred for the investments (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other Investments	Other long-term assets	February 22, 2024	$10.0	$10.0
			$10.0	$10.0

In the three months ended March 31, 2024, the Company did not record any realized gains or unrealized gains related to its minority investments and did not recognize any impairment charges related to its minority investments.

Subsequent Events - Acquisitions

On April 30, 2024, the Company completed the acquisition of 100% of the issued and outstanding securities of Tecfin S.à r.l. which does business as ELITechGroup (“ELITechGroup”) for a base purchase price of EUR 864 million (approximately $923 million). ELITechGroup’s subsidiaries are active in the molecular diagnostics, microbiology and biomedical testing equipment fields.

On May 6, 2024, the Company acquired for approximately $392.6 million in cash substantially all of the assets and rights associated with the business of NanoString Technology, Inc. (“NanoString”), and assumed certain of its liabilities, including the liabilities associated with the U.S. litigation related to NanoString’s GeoMx Digital Spatial Profiler products. In this matter, a jury verdict was previously entered in favor of plaintiffs, 10x Genomics, Inc. and Prognosys Biosciences, Inc. (the “Plaintiffs”) awarding approximately $31.6 million in damages. NanoString has filed post-trial motions asking the Court to overturn the jury’s verdict and/or amend the judgment. The Plaintiffs have asked the Court in their post-trial motions to enhance the damages award. The Court has not yet ruled on the post-trial motions.

2023

In the three months ended March 31, 2023, the Company completed the following acquisition that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the reportable segment for acquisition (in millions):

Biognosys, AG
Segment	BSI CALID
Consideration Transferred:
Cash paid	$73.6
Cash acquired	(9.5)
Holdback	0.2
Fair value of redeemable noncontrolling interest - other shareholders	2.5
Total consideration transferred	$66.8
Allocation of Consideration Transferred:
Accounts receivable	$3.6
Inventories	0.4
Other current assets	0.9
Property, plant and equipment	8.0
Other assets	4.3
Intangible assets:
Technology	10.2
Customer relationships	13.8
Backlog	0.8
Trade name	2.7
Goodwill	47.5
Liabilities assumed (a)	(25.4)
Total consideration allocated	$66.8

Biognosys, AG

On January 3, 2023, the Company acquired 97.15% of the outstanding stock of Biognosys, AG (“Biognosys”), a privately held company, for cash consideration of CHF 75 million (approximately $80.1 million) less assumed liability for employee awards of CHF 5.9 million (approximately $6.3 million). Biognosys offers mass spectrometry based next-generation proteomics contract research services as well as proprietary proteomics software and laboratory consumables to support academic, pharma and biotech research and clinical development. Biognosys is domiciled in Zurich, Switzerland, and was integrated into the BSI CALID Segment.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 2.85% of Biognosys for cash to the founders at a contractually defined redemption value exercisable beginning in 2028. The option price to acquire the remaining 2.85% equity interest will have a minimum redemption, or floor, value at each purchase or sell date, subject to post combination employment. The fair value at the acquisition date of these put option rights has been bifurcated into two financial instruments to separately account for the amounts attributable to the put option rights to sell the non-controlling interests on exercise dates at (1) in a value above the minimum redemption value and (2) the minimum redemption value or floor value that is subject to post combination employment (the hybrid instrument) services.

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

The rights associated with the portion of the noncontrolling interest above the minimum redemption value are contingently redeemable at the option of the Company or the noncontrolling interest holders. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of these rights in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value on the acquisition date and subsequently at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on fair value as defined in the purchase agreement and its carrying amount adjusted for net (loss) income attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

The amortization period for the intangible assets acquired is seven years for the technology and nine years for the customer relationships. The trade name was determined to have an indefinite life. The Company expects to amortize backlog through the end of 2025.

Other 2023 Acquisitions

In the three months ended March 31, 2023, the Company acquired various other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Acquifer Imaging GmbH and Deltabyte GmbH	January 4, 2023	BSI NANO	$7.6	$7.6
Other majority owned acquisitions	Various	BSI CALID	19.1	12.2
			$26.7	$19.8

2023 Minority and Equity-method investments

During the three months ended March 31, 2023, the Company also completed minority investments that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reporting segment for the investments (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other Investments	Investment	Other long-term assets	Various	$8.2	$8.2
				$8.2	$8.2

In the three months ended March 31, 2023, the Company recognized $6.9 million of impairment charge in “Interest and other income (expense), net” in the consolidated statement of operations, to write-off the costs of certain minority investments. The Company did not record any realized gains or unrealized gains related to its minority investments in the three months ended March 31, 2023.

7.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2023	$582.6
Current period additions/adjustments	183.1
Foreign currency effect	(13.8)
Balance at March 31, 2024	$751.9

Intangible Assets

The following is a summary of intangible assets (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$481.3	$(252.7)	$228.6	$428.3	$(250.4)	$177.9
Customer relationships	282.5	(97.7)	$184.8	227.4	(93.5)	133.9
Trade names	34.8	(11.6)	$23.2	28.4	(10.1)	18.3
Other	15.2	(2.6)	$12.6	2.2	(1.8)	0.4
Intangible assets	$813.8	$(364.6)	$449.2	$686.3	$(355.8)	$330.5

For the three months ended March 31, 2024, and 2023, the Company recorded amortization expense of $16.2 million and $10.7 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. There were no events noted for the three months ended March 31, 2024 or 2023. See Note 14, Other Charges, Net for discussion related to impairment of other long-lived assets in connection with the BCA restructuring plan.

8.
Debt

The Company’s debt obligations consist of the following (in millions):

	March 31, 2024	December 31, 2023
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2027	$—	$—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2029	—	—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2031	—	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2034	—	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2036	—	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2039	—	—
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	161.8	165.8
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement due 2029	329.3	353.3
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	332.6	356.9
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement	255.0	—
U.S. Dollar notes under the 2019 Term Loan Agreement annual payments of $15.0 and balloon payment due 2026	274.5	278.3
U.S. Dollar notes under the 2012 Note Purchase Agreement due 2024	—	100.0
Unamortized debt issuance costs	(1.3)	(1.3)
Other loans	7.2	7.6
Total notes and loans outstanding	1,359.1	1,260.6
Finance lease obligations	19.4	20.9
Total debt	1,378.5	1,281.5
Current portion of long-term debt and finance lease obligations	(21.2)	(121.2)
Total long-term debt, less current portion	$1,357.3	$1,160.3

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2024 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2024 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement	0.89%	$900.0	$255.0	$0.3	$644.7
Bank guarantees and working capital line	varies	150.1	—	150.1	—
Total revolving lines of credit		$1,050.1	$255.0	$150.4	$644.7

As of March 31, 2024, the Company was in compliance with the financial covenants of all debt agreements.

As of March 31, 2024, the Company had several cross-currency and interest rate swap agreements with a notional value of $137.3 million of U.S. dollar to Swiss Franc and a notional value of $137.3 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive (loss) income attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. As a result of entering into these agreements, the Company lowered net interest expense by $4.2 million and $4.3 million during the three months ended March 31, 2024, and March 31, 2023. We anticipate these swap agreements will lower net interest expense in future years. The Company presents the cross-currency swap periodic settlements in investing activities and the interest rate swap periodic settlements in operating activities in the statement of cash flows.

2024 Term Loans

On March 29, 2024, the Company, as borrower, entered into (i) a term loan agreement (the “Three- and Five-Year Term Loan Agreement”) with Bank of America, N.A., as administrative agent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, N.A. acting as joint lead arrangers and joint bookrunners, the other agents party thereto and the other banks or other financial institutions or entities from time to time party thereto as lenders and (ii) a term loan agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., acting as sole arranger and bookrunner (the “Seven-Year Term Loan Agreement” and together with the Three- and Five-Year Term Loan Agreement, the “Term Loan Agreements”), and the other banks or other financial institutions or entities from time to time party thereto as lenders.

The Three- and Five-Year Term Loan Agreement provides for a (i) CHF 150 million three-year term loan facility and (ii) CHF 150 million five-year term loan facility. The Seven-Year Term Loan Agreement provides for a CHF 150 million seven-year term loan facility. Each term loan facility has a delayed draw component allowing for up to two borrowings under the relevant loan facility during the period from and including the effective date to the earlier of (i) September 30, 2024 and (ii) the date of termination of the commitments by the Administrative Agent during the continuance of an Event of Default as defined in the applicable Term Loan Agreement. The Company did not request any borrowings in connection with signing the Term Loan Agreements. Amounts outstanding under the Term Loan Agreements bear interest at a rate equal to (a) the Swiss Average Rate Overnight (SARON), plus a margin ranging from (i) 1.000% to 1.500% in the case of the three- and five-year term loan facilities and (ii) 1.250% to 1.750% in the case of the seven-year term loan facilities, in each case, based on the Company’s leverage ratio, provided, however, that if the loans are required to bear interest determined by reference to an Alternate Base Rate (“ABR Loans”), then such ABR Loans shall bear interest equal to (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) 1%, plus a margin ranging from 0.100% to 0.200%, based on the Company’s leverage ratio.

Loans under the Term Loan Agreements will be repayable in full at maturity, subject to scheduled quarterly amortization payments on (i) the three-year and five-year term loan facilities beginning in June 2024 and (ii) the seven-year term loan facility beginning in June 2026, and, in each case, may also be prepaid at the Company’s option in whole or in part without premium or penalty. The Term Loan Agreements contain representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. The obligations under the Term Loan Agreements are unsecured and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The other terms of the Term Loan Agreements are substantially similar to the terms of the 2024 Revolving Credit Agreement, including representations and warranties, affirmative, negative and financial covenants, and events of default.

On April 29, 2024, the Company borrowed a total of CHF 300 million (approximately $330 million) consisting of the aggregate principal amounts of CHF 150 million (approximately $165 million) under the seven-year term loan facility and CHF 75 million (approximately $82 million) under each of the three-year and five-year term loan facilities.

2024 Note Purchase Agreement

On February 1, 2024, and February 8, 2024, the Company entered into two note purchase agreements, referred to as the 2024 Note Purchase Agreements, with a group of accredited institutional investors. Pursuant to the 2024 Note Purchase Agreements, on April 15, 2024, the Company issued and sold CHF 431.0 million (approximately $472 million) of senior notes, referred to as the 2024 Senior Notes. Under the terms of the 2024 Note Purchase Agreements, interest on the 2024 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2024, or October 15, 2024. The 2024 Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries. On April 15, 2024, part of the proceeds received on the issuance of the 2024 Senior Notes were used to pay off CHF 230 million (approximately $252 million) of debt outstanding under the revolving credit facility.

2024 Amended and Restated Credit Agreement

On January 18, 2024, the Company entered into the First Amendment to the 2019 Revolving Credit Agreement (the “Amended and Restated Credit Agreement” or “RCA”) to modify certain definitions within the agreement. The Amended and Restated Credit Agreement increased the aggregate principal amount from $600 million to $900 million and extended the maturity date to January 18, 2029, as may be further extended by the Company for the periods and on the terms set forth in the Amended and Restated Credit Agreement. In addition, the Amended and Restated Credit Agreement increased the uncommitted incremental facility whereby, under certain circumstances, the Company may, at its option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million.

The RCA includes affirmative, negative and financial covenants and events of default customary for financings of this type. The negative covenants include, among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends, and transactions with affiliates. The financial covenants require the Company to maintain a maximum leverage ratio of 3.50 to 1.00 (the “Stated Leverage Ratio” or “SLR”) and a minimum interest coverage of 2:50 to 1.00. In accordance with the terms of the RCA, the Company can elect to increase the maximum leverage ratio to 4.00 to 1.00, the “Adjusted Leverage Ratio” or “ALR” provided that it shall (1) step down the ALR by 0.25x after two full fiscal quarters following the date of a Material Acquisition, and (2) return to the otherwise SLR after four full fiscal quarters following the date of such Material Acquisition, provided, that the Company may not elect to increase the maximum leverage ratio to the ALR unless there shall be at least one full fiscal quarter immediately prior to such election during which the SLR is in effect. The events of default include, among others, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations and warranties, bankruptcy and insolvency related events, certain ERISA events, material judgments, and the occurrence of a change of control. Proceeds of the Amended and Restated Credit Agreement may be used by the Company and its subsidiaries to finance working capital needs, refinance or reduce existing indebtedness and for general corporate purposes, including acquisitions.

Following the quarter ended March 31, 2024, the Company borrowed additional amounts of approximately $804 million in aggregate under the revolving facility.

On January 18, 2024, the Company paid off the $100 million of outstanding Series 2012A Senior Notes, Tranche D with the proceeds of the CHF 230 million (approximately $269 million) of debt outstanding under the revolving credit facility.

9.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

March 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$88.5	$—	$88.5	$—
Interest rate and cross-currency swap agreements	24.4	—	24.4	—
Forward currency contracts	11.4	—	11.4	—
Embedded derivatives in purchase and delivery contracts	—	—	—	—
Fixed price commodity contracts	0.4	—	0.4	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$125.9	$—	$124.7	$1.2
Liabilities:
Contingent consideration	$25.2	$—	$—	$25.2
Hybrid instruments liability	69.3	—	—	69.3
Liability awards	0.6	—	—	0.6
Interest rate and cross-currency swap agreements	17.8	—	17.8	—
Forward currency contracts	1.5	—	1.5	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$114.6	$—	$19.5	$95.1

December 31, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$226.9	$—	$226.9	$—
Interest rate and cross-currency swap agreements	20.3	—	20.3	—
Forward currency contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	1.2	—	1.2	—
Fixed price commodity contracts	0.3	—	0.3	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$251.2	$—	$250.0	$1.2
Liabilities:
Contingent consideration	$12.3	$—	$—	$12.3
Hybrid instruments liability	70.5	—	—	70.5
Liability awards	0.7	—	—	0.7
Interest rate and cross-currency swap agreements	26.8	—	26.8	—
Forward currency contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$110.9	$—	$27.4	$83.5

Derivative financial instruments are classified within Level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2024, or the year ended December 31, 2023.

The fair value of the Company's long-term fixed interest rate debt was $747.4 million and $883.3 million as of March 31, 2024, and December 31, 2023, respectively. The fair value was based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The carrying value of the Company's variable rate debt approximates its fair value at March 31, 2024 and December 31, 2023.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2023	$12.3
Current period additions	13.4
Current period adjustments	0.9
Current period settlements	(1.2)
Foreign currency effect	(0.2)
Balance at March 31, 2024	$25.2

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

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2023	$70.5
Acquisitions	—
Current period adjustments	0.5
Foreign currency effect	(1.7)
Balance at March 31, 2024	$69.3

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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the financial instruments recorded in the consolidated balance sheets as follows (in millions):

	March 31, 2024		December 31, 2023
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Financial instruments designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$12.8		$12.0
Other assets		11.6		8.3
Other long-term liabilities		(17.8)		(26.8)
	$274.5	$6.6	$378.3	$(6.5)
Long-term debt
Long-term debt	1,078.7	(19.1)	876.0	(85.3)
Total financial instruments designated as hedging instruments	$1,353.2	$(12.5)	$1,254.3	$(91.8)
Financial instruments not designated as hedging instruments:
Forward currency contracts
Other current assets	$1,008.9	$11.4	$177.8	$1.3
Other current liabilities	357.0	(1.5)	311.7	(0.6)
Embedded derivatives in purchase and delivery contracts
Other current assets	2.1	—	25.6	1.2
Other current liabilities	8.7	(0.2)	0.1	—
Fixed price commodity contracts
Other current assets	6.3	0.4	8.4	0.3
Total financial instruments not designated as hedging instruments	$1,383.0	$10.1	$523.6	$2.2
Total financial instruments	$2,736.2	$(2.4)	$1,777.9	$(89.6)

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the Company's subsidiaries in the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to approximately $10.8 million and $25.7 million for the purchase of products at March 31. 2024 and December 31, 2023 respectively. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the financial instruments described above (in millions):

		Three Months Ended March 31,
	Financial Statement Classification	2024	2023
Financial instruments not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$2.0	$(0.1)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	(1.3)	(0.3)
		0.7	(0.4)
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	$2.7	$2.3
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	1.5	2.0
		4.2	4.3
Total		$4.9	$3.9

		Three Months Ended March 31,
	Financial Statement Classification	2024	2023
Financial instruments designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$1.4	$(3.4)
		1.4	(3.4)
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$10.2	$(1.2)
Long-term debt	Accumulated other comprehensive income, net of tax	50.5	(6.1)
		60.7	(7.3)
Total		$62.1	$(10.7)

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

The income tax provision for the three months ended March 31, 2024, and 2023 was $19.8 million and $29.9 million, respectively representing effective tax rates of 27.7% and 28.0%, respectively. The decrease in the Company's effective tax rate was primarily due to change in jurisdictional mix, and the impact of discrete items. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to materially impact its tax liability. The Company will continue to monitor developments in implementation as more countries enact the legislation.

As of March 31, 2024, and December 31, 2023, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $60.2 million and $58.5 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2024, and December 31, 2023, approximately $6.9 million and $5.8 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $1.2 million and $0.5 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended March 31, 2024 and 2023, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2024 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 4.3% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2024.

12.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Bruker Corporation	$50.9	$76.5
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	145.2	146.8
Effect of dilutive securities:
Stock options and restricted stock units	0.7	0.8
Weighted average common shares outstanding - diluted	145.9	147.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.35	$0.52
Diluted	$0.35	$0.52

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2024	2023
Stock options	0.2	0.2

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

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At March 31, 2024, $369.9 million remains available for future purchase under the 2023 Repurchase Program.

During the three months ended March 31, 2024, the Company did not purchase any shares under the 2023 Repurchase Program.

During the three months ended March 31, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases is not material and is recorded in other current liabilities and additional paid in capital. No additional accrual for estimated excise tax was recorded for the three months ended March 31, 2024.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$0.4	$0.4
Restricted stock units	4.2	3.7
Employee Stock Purchase Plan	0.2	0.2
Total stock-based compensation expense	$4.8	$4.3

	Three Months Ended March 31,
	2024	2023
Cost of product revenue	$0.4	$0.3
Selling, general and administrative	3.9	3.6
Research and development	0.5	0.4
Total stock-based compensation expense	$4.8	$4.3

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.5 million and $2.2 million in the three months ended March 31, 2024 and 2023, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At March 31, 2024, the Company expected to recognize pre-tax stock-based compensation expense of $3.1 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.2 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $34.5 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.5 years.

14.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Information technology transformation costs	$0.8	$0.5
Restructuring charges	3.5	0.3
Acquisition-related expenses, net	4.1	2.9
Other	2.5	1.6
Other charges, net	$10.9	$5.3

Restructuring Initiatives

Restructuring charges include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$3.7	$0.2
Other charges, net	3.5	0.3
Total	$7.2	$0.5

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2023	$13.1	$9.6	$2.9	$0.6
Restructuring charges	7.2	3.0	1.4	2.8
Cash payments	(9.1)	(7.2)	(1.9)	—
Other, non-cash adjustments and foreign currency effect	(2.9)	(0.1)	—	(2.8)
Balance at March 31, 2024	$8.3	$5.3	$2.4	$0.6

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

In connection with the BCA restructuring plan, the Company recorded and accrued severance and termination charges of $14.9 million in the year ended December 31, 2023, and an additional charge of $3.9 million in the three months ended March 31, 2024. The company paid $9.8 million and $7.0 million of these charges in the three months ended December 31, 2023 and March 31, 2024, respectively. The unpaid severance charges noted above will be paid in 2024 and 2025. As it relates to the consolidation of leased facilities, the Company recorded an impairment charge against operating lease right of use assets of $3.2 million and $1.2 million in the three months ended December 31, 2023 and March 31, 2024, respectively. on termination of a facility. As of March 31, 2024, no other modification of operating leases connected to the restructuring plan had occurred. The Company is also likely to terminate additional leases as operations are consolidated and arrangements for early terminations with the landlord are reached. The Company does not expect termination payments to be significantly different from amounts recorded as outstanding lease liabilities as of March 31, 2024. Due to delays in consolidating facilities, certain inventories that are expiring or have expired will no longer be usable for the manufacture of products. The cost of these inventories was charged to product restructuring costs and scrapped in the three months ended March 31, 2024.

Certain other restructuring programs relating to in reductions in force recorded by the BSI NANO, BSI Biospin, BSI CALID and Corporate segments in 2024 were not material. In April 2024, the Company announced a global restructuring program to reduce personnel costs affecting the BBIO and CALID Segments. The Company expects to incur additional restructuring charges of $7.4 million for this program through the remainder of 2024.

15.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest income	$2.6	$1.4
Interest expense	(5.0)	(4.2)
Impairment of minority investments	—	(6.9)
Exchange gains (losses) on foreign currency transactions	8.9	(3.3)
Pension components	0.3	(0.1)
Other income (expense)	—	(3.0)
Interest and other income (expense), net	$6.8	$(16.1)

For the three months ended March 31, 2024, the Company had $8.9 million in exchange gain in foreign currency transactions. This foreign exchange gain includes an unrealized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency in anticipation of the closing of our acquisition of ELITechGroup in the quarter ending June 30, 2024, the purchase price of which is denominated in Euro.

16.
Commitments and Contingencies

In accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and reasonably estimable. These accruals are adjusted periodically as assessments change or additional information becomes available.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters, net of amounts accrued in the Company's balance sheet, may have a material adverse effect on the Company's business or financial condition.

Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. An adverse outcome in any of these proceedings could result in one of more of the following and have material impact on our business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; (iii) payment of significant damages, royalties, penalties and/or license fees to third parties; and, (iv) with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

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

As of March 31, 2024 and December 31, 2023, the Company has not recorded any material accruals for potential contingencies. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

Effective January 1, 2024, the Company is self-insured for health care claims for eligible participating U.S. employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis and as of March 31, 2024, the Company had $1.8 million recorded for these health care insurance liabilities in other accrued liabilities.

17.
Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI NANO and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements. See Note 3 for revenue by reportable segment.

Operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2024	2023
Operating (loss) income:
BSI BioSpin	$31.2	$47.4
BSI CALID	41.1	57.6
BSI NANO	10.8	29.4
BEST	8.1	8.0
Corporate, eliminations and other (a)	(26.4)	(19.7)
Total operating income	$64.8	$122.7
(a)
Represents corporate costs and eliminations not allocated to the reportable segments. Unallocated costs include general and administrative expenses not directly incurred by the segments such as professional fees incurred for the quarterly reviews and annual audit of the consolidated financial statements, personnel costs of corporate accounting, finance, legal and IT resources, and other expense items.

Total assets by reportable segment are as follows (in millions):

	March 31, 2024	December 31, 2023
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$4,365.9	$4,110.6
BEST	$180.3	186.0
Eliminations and other (a)	$(39.8)	(46.7)
Total assets	$4,506.4	$4,249.9
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the unaudited condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Any statements other than statements of historical fact contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “may,” “will,” “intend,” “estimate,” “should” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements regarding:

•
the impact of supply chain challenges on our business and operations;
•
our working capital requirements and the sufficiency of our cash, borrowings and proceeds of indebtedness to fund our operations and investment activities;
•
our plans to make capital investments;
•
the impact of changes to tax and accounting rules and changes in law;
•
fluctuations in estimates impacting costs related to our self-funded health insurance plan;
•
our expectations regarding backlog and revenue;
•
our expectations and the impact of our restructuring initiatives;
•
the impact of our global IT transformation activities;
•
the impact of foreign currency exchange rates and changes in commodity prices; and
•
any other statements that address events or developments that the Company intends or believes will or may occur in the future.

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, including the factors presented on page 32. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Revenue for the three months ended March 31, 2024, increased by $36.4 million, or 5.3%, to $721.7 million, compared to $685.3 million for the comparable period in 2023. The revenue growth was attributed to an increase of 3.8% from acquisitions, offset by a decrease of 0.1% from unfavorable foreign exchange rate movements. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased 1.6%. Revenue increases were driven by demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2023.

Our gross profit margin decreased to 48.9% during the three months ended March 31, 2024, as compared to 52.5% in the same period in 2023, as a result of product mix, acquisitions and unfavorable foreign exchange rate movements.

Our income tax provision in the three months ended March 31, 2024 and 2023, was $19.8 million and $29.9 million, respectively, representing effective tax rates of 27.7% and 28.0%, respectively. The decrease in our effective tax rate was primarily due to change in jurisdictional mix, and the impact of discrete items.

Diluted earnings per share for the three months ended March 31, 2024, was $0.35, a decrease of $0.17 compared to $0.52 per share in the same period in 2023. The decrease in diluted earnings per share in the three months ended March 31, 2024, was driven by lower net income, partially offset by lower weighted average shares outstanding as compared to the three months ended March 31, 2023, due to share repurchases under our repurchase program.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Three Months Ended March 31,
	2024	2023
GAAP net cash provided by operating activities	$21.8	$87.5
Less: purchases of property, plant and equipment	(21.4)	(25.0)
Free cash flow	$0.4	$62.5

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended March 31,
	2024		2023
Gross profit	$352.8	48.9%	$359.7	52.5%
Non-GAAP adjustments:
Restructuring costs	3.7	0.5%	0.2	—
Acquisition-related costs	3.0	0.4%	0.1	—
Purchased intangible amortization	7.8	1.1%	5.4	0.8%
Other costs	2.1	0.3%	0.5	0.1%
Non-GAAP gross profit	$369.4	51.2%	$365.9	53.4%

Our non-GAAP gross profit margin decreased in the three months ended March 31, 2024, as compared to the same period in 2023, due to transitory factors, including product mix, acquisitions and unfavorable foreign exchange rate movements.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended March 31,
	2024		2023
Operating income	$64.8	9.0%	$122.7	17.9%
Non-GAAP adjustments:
Restructuring costs	7.2	1.0%	0.5	0.1%
Acquisition-related costs	7.1	1.0%	3.0	0.4%
Purchased intangible amortization	16.2	2.2%	10.7	1.6%
Other costs	5.4	0.8%	2.5	0.3%
Non-GAAP operating income	$100.7	14.0%	$139.4	20.3%

Our non-GAAP operating margin decreased in the three months ended March 31, 2024, as compared to the same period in 2023, due to the impact of the same factors impacting gross margins: product mix, acquisition and unfavorable foreign exchange rate movements. We also increased planned sales and marketing activities and investments in our research and development capabilities, as compared to 2023.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
global general economic conditions including inflation and currency volatility, and geopolitical conditions, including conflicts in Russia and Ukraine, Israel, Palestine and surrounding areas, tensions between the United States and China, and tariff and trade policy changes;
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
•
costs related to and impacts from acquisitions of technology or business;
•
the time it takes for customers to construct or prepare their facilities for our products; and
•
fluctuations in estimates impacting costs related to our self-funded health insurance plan.

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
•
Goodwill, other intangible assets and other long-lived assets; and
•
Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percentage Change
Product revenue	$586.9	$567.1	$19.8	3.5%
Service and other revenue	134.8	118.2	16.6	14.0%
Total revenue	721.7	685.3	36.4	5.3%
Cost of product revenue	291.7	257.2	34.5	13.4%
Cost of service and other revenue	77.2	68.4	8.8	12.9%
Total cost of revenue	368.9	325.6	43.3	13.3%
Gross profit	352.8	359.7	(6.9)	(1.9)%
Operating expenses:
Selling, general and administrative	195.3	162.7	32.6	20.0%
Research and development	81.8	69.0	12.8	18.6%
Other charges, net	10.9	5.3	5.6	105.7%
Total operating expenses	288.0	237.0	51.0	21.5%
Operating income	64.8	122.7	(57.9)	(47.2)%
Interest and other income (expense), net	6.8	(16.1)	22.9	(142.2)%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	71.6	106.6	(35.0)	(32.8)%
Income tax provision	19.8	29.9	(10.1)	(33.8)%
Equity in income of unconsolidated investees, net of tax	0.2	0.7	(0.5)	(71.4)%
Net income	52.0	77.4	(25.4)	(32.8)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.1	0.9	0.2	22.2%
Net income attributable to Bruker Corporation	$50.9	$76.5	$(25.6)	(33.5)%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percentage Change
BSI BioSpin	$182.8	$180.3	$2.5	1.4%
BSI CALID	227.9	236.7	(8.8)	-3.7%
BSI NANO	240.4	209.6	30.8	14.7%
BEST	73.1	62.2	10.9	17.5%
Eliminations (a)	(2.5)	(3.5)	1.0
Total revenue	$721.7	$685.3	$36.4	5.3%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by growing demand for our differentiated instruments and solutions as well as pricing actions taken primarily to address inflation cost pressures. For the three months ended March 31, 2024, the BSI BioSpin Segment recorded modest revenue growth across biopharma, academic & government, and industrial research segments. The decrease in revenue in the BSI CALID Segment for the three months ended March 31, 2024, relates primarily to the timing of shipments which are expected to occur in the second quarter of 2024. Bruker Microbiology & Infection Diagnostics (BMID) revenues increased modestly for the three months ended March 31, 2024, driven by MALDI BioTyper consumables growth. The BSI NANO Segment revenue increase for the three months ended March 31, 2024, was driven by strong demand across all key markets.

Geographically in the three months ended March 31, 2024, our North American revenue grew 13.5%, Asia Pacific revenue decreased by 7.3%, and European revenue increased by 10.1% compared to the same period in 2023.

Gross Profit

Gross profit and gross profit margin decreased in the three months ended March 31, 2024, as compared to the same period in 2023, a result of product mix, acquisitions, and unfavorable foreign exchange rate movements.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2024, increased to 27.1% of total revenue, from 23.7% of total revenue for the comparable period in 2023. The increase as a percentage of revenue was a result of inflation and increased planned investments in sales and marketing compared to the same period in 2023. Primary investments are related to additional headcount and personnel expenses as well as increased consulting and professional fees related to, tax, audit and audit-related fees.

Research and Development

Our research and development expenses for the three months ended March 31, 2024 increased to 11.3% of total revenue from 10.1% of total revenue for the comparable period in 2023. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, especially in our key Project Accelerate 2.0 initiatives. Investments are primarily related to additional headcount and personnel expenses as well as increased consulting and professional fees related to research and development activities.

Other Charges, Net

Other charges, net for the three months ended March 31, 2024, consisted of $4.1 million of acquisition-related charges, $0.8 million of costs associated with our global information technology (IT) transformation activities, $1.2 million of long-lived asset impairment, $1.3 million of other charges and $3.5 million of restructuring costs principally related to the BCA acquisition as detailed in Note 14 Other Charges, net. Acquisition-related charges relate primarily to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the three months ended March 31, 2023, consisted of $2.9 million of acquisition-related charges related to acquisitions primarily completed in 2023, $0.5 million of costs associated with our global IT transformation activities, $0.3 million of restructuring costs and $1.6 million of other charges. Acquisition-related charges relate primarily to the integration costs of newly acquired entities and the cost of post combination employment services in the period acquired. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended March 31,
	2024		2023
	Operating (loss) Income	Percentage of Segment Revenue	Operating (loss) Income	Percentage of Segment Revenue
BSI BioSpin	$31.2	17.1%	$47.4	26.3%
BSI CALID	41.1	18.0%	57.6	24.3%
BSI NANO	10.8	4.5%	29.4	14.0%
BEST	8.1	11.1%	8.0	12.9%
Corporate, eliminations and other (a)	(26.4)		(19.7)
Total operating income	$64.8	9.0%	$122.7	17.9%

(a) Represents corporate costs and eliminations not allocated to the reportable segments. Unallocated costs include general and administrative expenses not directly incurred by the segments such as professional fees incurred for the quarterly reviews and annual audit of the consolidated financial statements, personnel costs of corporate accounting, finance, legal and IT resources, and other expense items.

Our operating income decreased in the three months ended March 31, 2024, as compared to the same period in 2023, due to higher selling, general and administrative expenses, research and development costs, as well as higher acquisition and restructuring costs as compared to the same period in the prior year.

Our operating income margin decreased in the three months ended March 31, 2024, as compared to the same period in 2023, due to unfavorable product mix, the impact of foreign exchange rate movements, acquisitions, and inflation offset by favorable pricing and volume leverage.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended March 31, 2024, as compared to the same period in 2023 was due to higher foreign currency exchange gains of $8.9 million driven by strengthening of the U.S. dollar against other currencies. This foreign exchange gain includes an unrealized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency in anticipation of the closing of our acquisition of ELITechGroup in the quarter ending June 30, 2024, the purchase price of which is denominated in Euro.

Income Tax Provision

The 2024 and 2023 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended March 31, 2024 and 2023, were 27.7% and 28.0%, respectively. The decrease in the Company's effective tax rate was primarily due to change in jurisdictional mix, and the impact of discrete items. The Company also recorded discrete tax impacts during the three months ended March 31, 2024.

Equity in Income of Unconsolidated Investees, net of tax

Equity in Income of Unconsolidated Investees, net of tax represents the Company’s proportional share of the earnings or losses as reported by equity-method investees.

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

Cash, cash equivalents at March 31, 2024 and December 31, 2023 totaled $340.1 million and $488.3 million, respectively, of which $300.9 million and $398.4 million, respectively, related to cash and cash equivalents held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, and China.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$21.8	$87.5
Net cash used in investing activities	(304.2)	(108.2)
Net cash provided by (used in) financing activities	151.7	(30.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17.6)	4.1
Net change in cash, cash equivalents and restricted cash	$(148.3)	$(47.3)

Net cash provided by operating activities during the three months ended March 31, 2024, resulted primarily from net income adjusted for non-cash items of $85.2 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $63.4 million. The decrease in net income adjusted for non-cash items was due to lower net income. The increase in the change in operating assets and liabilities, net of acquisitions and divestitures was primarily due to higher working capital requirements for newly acquired businesses, strategic inventory management to handle supply chain challenges, timing of shipments which are expected to occur in the second quarter of 2024, increase in tax payments, and payables offset by modestly higher collections of receivables due to increased revenues at the end of the period.

Net cash used in investing activities during the three months ended March 31, 2024, resulted primarily from acquisitions of $274.5 million, purchases of property, plant and equipment of $21.4 million, and minority investments of $10.0 million, offset by $1.2 million of net proceeds from cross-currency swap agreements and $0.5 million of net proceeds from sales of property, plant and equipment. Net cash used in investing activities during the three months ended March 31, 2023, resulted primarily from acquisitions of $88.1 million, purchases of property, plant and equipment of $25.0 million, and minority investments of $8.2 million, offset by $10.7 million of net proceeds from sale of property, plant and equipment.

Net cash provided by financing activities during the three months ended March 31, 2024, was primarily from cash received from the revolving line of credit $268.9, offset by cash paid for repayment of the 2012 Note Purchase Agreement $100.0 million, repayment of long term debt $3.4 million, and for the payment of dividends $7.3 million. Net cash used in financing activities during the three months ended March 31, 2023, was primarily from cash paid for purchases of common stock under our repurchase program of $22.4 million, and $7.4 million for the payment of dividends.

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

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. At March 31, 2024, $369.9 million remains available for future purchase under the 2023 Repurchase Program.

During the three months ended March 31, 2024, we did not purchase any shares under the 2023 Repurchase Program.

During the three months ended March 31, 2023, we purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business as further information becomes available. The estimated excise tax on stock repurchases is not material and is recorded in other current liabilities and additional paid in capital. No additional accrual was recorded for estimated excise tax for the three months ended March 31, 2024.

Credit Facilities

We have a total outstanding debt of $1.4 billion as of March 31, 2024, and a revolving credit facility that provides for up to $900 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million. Outstanding borrowings as of May 10, 2024, drawn from this facility were $805 million in aggregate.

For a summary of the fair and carrying values of our outstanding debt as of March 31, 2024, and December 31, 2023, please read Note 8, Debt and Note 9, Fair Value of Financial Instruments, to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility please read, Note 12, Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, we had no off-balance sheet arrangements.

As of March 31, 2024, we were compliant with the financial covenants of these debt agreements.

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

Changes in foreign currency translation rates, compared to the comparative prior year period, decreased our revenue by 0.1% and 4.5% for the three months ended March 31, 2024 and 2023, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2024 and 2023, we recorded net gains (losses) from currency translation adjustments of $(77.2) million and $25.8 million, respectively. Amounts reported in interest and other income (expense), net, for the three months ended March 31, 2023, include a cumulative currency translation adjustment loss of $2.7 million recognized from substantially liquidating our Russian operations. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at March 31, 2024, would have resulted in a reduction of shareholders’ equity of approximately $376.3 million. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

We periodically enter into forward currency contracts in order to minimize the volatility that fluctuations in currency translation have on our monetary transactions. Under these arrangements, we typically agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates with maturities of less than 12 months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income. In anticipation of the closing of our acquisition of ELITechGroup in the quarter ending June 31, 2024, the purchase price of which is denominated in Euro, and to minimize risks in fluctuations of the Euro, the Company entered into a forward contract to buy Euro and sell Swiss Francs. As of March 31, 2024, we recorded an unrealized foreign exchange gain of $11.1 million in interest and other income ( expense), net, related to this forward contract.

As of March 31, 2024, we had several cross-currency and interest rate swap agreements with a notional value of $137.3 million of U.S. dollar to Swiss Franc and a notional value of $137.3 million of U.S. dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive (loss) income and remain in accumulated comprehensive (loss) income in shareholders’ equity until the sale or substantial liquidation of the foreign operation. For the three months ended March 31, 2024 and 2023, we recorded net gains (losses) from the changes in fair value of the derivatives of $11.6 million and $(4.6) million, respectively.

We will apply hedge accounting for our additional Swiss Franc denominated borrowings drawn down in April 2024 under our debt agreements, proceeds of which were used to fund our acquisitions.

For the three months ended March 31, 2024 and 2023, we recorded net gains (losses) from the changes in fair value, net of tax, of the 2021 Note Purchase Agreement and the 2019 Note Purchase Agreement of $50.5 million and $(6.1) million, respectively.

From time to time, we have entered into forward exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. dollars or other currencies on specified dates typically with maturities of less than 12 months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2024 and December 31, 2023, we had foreign exchange contracts with notional amounts aggregating $1,365.9 million and $489.5 million, respectively. We will continue to evaluate our currency risks and, in the future, may utilize foreign currency contracts more frequently.

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

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2024 and December 31, 2023, we had fixed price commodity contracts with notional amounts aggregating $6.3 million and $8.4 million, respectively. The fair value of the fixed price commodity contracts at March 31, 2024 and December 31, 2023 was $0.4 million and $0.3 million, respectively. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. As of March 31, 2024, the Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

In September 2019, Luxendo GmbH (“Luxendo”), a subsidiary of Bruker Corporation, was sued in Germany by Carl Zeiss Microscopy GmbH, a subsidiary of Carl Zeiss AG (“Zeiss”), for infringement of a registered German utility model. After the utility model was canceled by the German Patent and Trademark Office in 2021, Zeiss withdrew its infringement action at the end of 2022 and the proceedings were terminated. However, a parallel European patent application, relating to a family member of the utility model, is pending in the European Patent Office (“EPO”). The Company is closely monitoring progress in the granting procedure and does not believe that a grant is imminent. The Company is presently unable to predict the EPO's final decision on the patent application.

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

ITEM IA. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company is permitted to purchase up to $500 million of shares of its common stock over a two-year period. The Company did not make any purchases of its common stock during the quarter ended March 31, 2024.

ITEM 5. OTHER INFORMATION

Rule 10b-5 Trading Plans

During the quarter ended March 31, 2024, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated January 18, 2024, by and among the Company and certain of its subsidiaries as borrowers and guarantors, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., TD Bank, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents, BofA Securities, Inc., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, Citizens Bank, N.A., Credit Suisse (Switzerland) Ltd., and U.S. Bank, N.A., as Co-Documentation Agents, ING Bank B.V. and PNC Bank, N.A., as Managing Agents, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed January 18, 2024).

10.2^	Note Purchase Agreement dated as of February 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed February 2, 2024).
10.3

Share Purchase Agreement dated as of February 27, 2024, by and between Bruker Invest AG, and Tecfin S.à r.l., Christoph Gauer, Eliman 1 and Eliman 2 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, File No. 000-30833, filed February 29, 2024).

10.4

Warranty Agreement dated as of February 27, 2024, by and among Bruker Invest AG, Tecfin S.à r.l., Christoph Gauer, Eliman 1 and Eliman 2 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, File No. 000-30833, filed February 29, 2024).

10.5	Three- and Five-Year Term Loan Agreement dated as of March 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed April 2, 2024).
10.6	Seven-Year Term Loan Agreement dated as of March 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed April 2, 2024).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

^ Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). Bruker Corporation agrees to furnish to the SEC a copy of any omitted exhibits or schedules upon request of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)