Form 10-Q
period 2024-06-30
BRUKER CORP
filed 2024-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2024
Common Stock, $0.01 par value per share	151,394,441 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	3
	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4:	Controls and Procedures	43
Part II	OTHER INFORMATION	44
Item 1:	Legal Proceedings	44
Item 1A:	Risk Factors	44
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5:	Other Information	45
Item 6:	Exhibits	46
	Signatures	47

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$169.7	$488.3
Accounts receivable, net	507.2	492.0
Inventories	1,175.9	968.3
Other current assets	300.2	215.6
Total current assets	2,153.0	2,164.2
Property, plant and equipment, net	656.6	599.7
Goodwill	1,443.8	582.6
Intangible assets, net	1,024.3	330.5
Operating lease assets	136.2	91.7
Deferred tax assets	303.2	297.2
Other long-term assets	185.5	184.0
Total assets	$5,902.6	$4,249.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26.4	$121.2
Accounts payable	220.3	202.7
Deferred revenue and customer advances	501.9	400.0
Other current liabilities	555.9	478.2
Total current liabilities	1,304.5	1,202.1

Long-term debt	2,132.0	1,160.3
Long-term deferred revenue and customer advances	93.9	91.5
Deferred tax liabilities	178.5	67.7
Operating lease liabilities	111.3	74.8
Accrued pension	79.6	76.6
Other long-term liabilities	178.3	163.6
Total liabilities	$4,078.1	$2,836.6

Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	17.5	18.7
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 182,170,700 and 175,943,705 shares issued and 151,391,821 and 145,164,826 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1.8	1.7
Treasury stock, at cost, 30,778,879 shares at June 30, 2024, and December 31, 2023, respectively	(1,237.2)	(1,237.2)
Additional paid-in capital	701.3	282.9
Retained earnings	2,367.3	2,323.8
Accumulated other comprehensive (loss) income, net of tax	(44.0)	6.0
Total shareholders’ equity attributable to Bruker Corporation	1,789.2	1,377.2
Noncontrolling interests in consolidated subsidiaries	17.8	17.4
Total shareholders’ equity	1,807.0	1,394.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,902.6	$4,249.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$654.4	$559.6	$1,241.3	$1,126.7
Service and other revenue	146.3	122.3	281.1	240.5
Total revenue	800.7	681.9	1,522.4	1,367.2
Cost of product revenue	326.0	272.8	617.7	530.0
Cost of service and other revenue	90.1	68.6	167.3	137.0
Total cost of revenue	416.1	341.4	785.0	667.0
Gross profit	384.6	340.5	737.4	700.2
Operating expenses:
Selling, general and administrative	221.3	177.9	416.6	340.6
Research and development	92.2	71.0	174.0	140.0
Other charges, net	23.0	5.4	33.9	10.7
Total operating expenses	336.5	254.3	624.5	491.3
Operating income	48.1	86.2	112.9	208.9
Interest and other income (expense), net	(24.2)	(8.7)	(17.4)	(24.8)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	23.9	77.5	95.5	184.1
Income tax provision	16.1	19.9	35.9	49.8
Equity in income (losses) of unconsolidated investees, net of tax	(0.2)	0.2	—	0.9
Net income	7.6	57.8	59.6	135.2
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	0.7	1.1	1.6
Net income attributable to Bruker Corporation	$7.6	$57.1	$58.5	$133.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.39	$0.40	$0.91
Diluted	$0.05	$0.39	$0.40	$0.91
Weighted average common shares outstanding:
Basic	147.4	146.8	146.3	146.8
Diluted	148.0	147.7	147.0	147.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$7.6	$57.8	$59.6	$135.2
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $2.1, $2.2, and $0.7, respectively	(28.9)	10.3	(106.1)	36.1
Derivatives designated as hedging instruments net of tax expense (benefit) of $2.3, $5.0, ($16.8), and $8.3, respectively	(7.5)	(15.9)	54.6	(26.6)
Pension and other postretirement benefit liability adjustments net of tax expense of ($0.0), $0.2, $0.0, and $0.6, respectively	(0.1)	0.7	0.5	0.8
Total other comprehensive (loss) income	(36.5)	(4.9)	(51.0)	10.3
Total Comprehensive income (loss)	(28.9)	52.9	8.6	145.5
Less: Comprehensive income attributable to noncontrolling interests	0.2	1.3	1.3	2.6
Less: Comprehensive (loss) attributable to redeemable noncontrolling interests	(0.4)	(0.3)	(1.2)	(0.3)
Total Comprehensive income (loss) attributable to Bruker Corporation	$(28.7)	$51.9	$8.5	$143.2

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765		—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends declared and paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net (loss) income	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive loss	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9
Stock options exercised	—	24,484	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	1,404	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.8	—	—	4.8	—	4.8
Employee stock purchase plan	—	31,291	—	—	—	2.1	—	—	2.1	—	2.1
Public Offering, net of issuance costs of $0.8 million		6,000,000	0.1			402.9			403.0		403.0
Cash dividends declared and paid to common shareholders ($0.05 per share)	—		—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Consolidated net (loss) income	(0.3)	—	—	—	—	—	7.6	—	7.6	0.3	7.9
Other comprehensive loss	(0.1)	—	—	—	—	—	—	(36.3)	(36.3)	(0.1)	(36.4)
Balance at June 30, 2024	$17.5	151,391,821	$1.8	30,778,879	$(1,237.2)	$701.3	$2,367.3	$(44.0)	$1,789.2	$17.8	$1,807.0

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

7

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$59.6	$135.2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	79.9	51.0
Stock-based compensation expense	12.2	12.1
Deferred income taxes	(22.3)	9.4
Impairment of minority investments and other long-lived assets	21.6	18.3
Gain on sale of minority investment	—	(6.8)
Loss (Gain) on sale of property, plant and equipment	0.8	(9.6)
Other non-cash (income) expenses, net	(7.1)	16.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	29.5	30.5
Inventories	(94.0)	(114.4)
Accounts payable and accrued expenses	5.6	(3.4)
Income taxes payable, net	(22.4)	(17.8)
Deferred revenue and customer advances	2.1	21.1
Other changes in operating assets and liabilities, net	(42.6)	(41.1)
Net cash provided by operating activities	22.9	100.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(46.0)	(48.5)
Proceeds from sale of minority investment	—	11.8
Cash paid for minority investments	(10.0)	(9.3)
Cash paid for acquisitions, net of cash acquired	(1,576.5)	(102.7)
Proceeds from sales of property, plant and equipment	0.9	10.7
Net proceeds from cross-currency swap agreements	2.5	3.8
Net cash used in investing activities	(1,629.1)	(134.2)
Cash flows from financing activities:
Repayments of revolving line of credit	(840.1)	—
Proceeds from revolving line of credit	1,073.3	—
Repayment of other debt, net	(10.5)	(4.5)
Proceeds from 2024 Note Purchase Agreements	472.1	—
Proceeds from 2024 Term Loan Agreements	329.5	—
Proceeds from other long-term debt	4.1	2.8
Repayment of 2012 Note Purchase Agreement	(100.0)	—
Repayment of 2019 Term Note Agreement	(7.5)	(7.5)
Payment of deferred financing costs	(5.5)	—
Proceeds from Public Offering of common stock, net of issuance costs	402.9	—
Proceeds from issuance of common stock under employee stock plans, net	5.7	2.8
Payment of contingent consideration	(0.5)	(2.5)
Payment of dividends to common shareholders	(15.0)	(14.7)
Repurchase of common stock	—	(22.4)
Proceeds from (payment for) the sale (purchase) of noncontrolling interests	(1.0)	5.0
Net cash provided by (used in) financing activities	1,307.5	(41.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19.7)	4.2
Net change in cash, cash equivalents and restricted cash	(318.4)	(70.5)
Cash, cash equivalents and restricted cash at beginning of period	491.6	648.7
Cash, cash equivalents and restricted cash at end of period	$173.2	$578.2
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.3	$3.2
Restricted cash period ending balance	$3.5	$3.4

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

BSI BioSpin Segment designs, manufactures and distributes enabling life science tools based on magnetic resonance technology and provides laboratory automation and quality control workflow solutions in a wide range of chemical research fields. BSI BioSpin Segment’s revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

BSI CALID Segment designs, manufactures and distributes life science mass spectrometry, applied spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies, molecular diagnostics, microbiology and biomedical testing equipment, and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the BSI CALID Segment include academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2024, and December 31, 2023, and for the three and six months ended June 30, 2024, and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2024, the Company’s significant accounting policies as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, have not changed. Effective in the quarter ended June 30, 2024, the Company entered into a multi-currency notional cash pooling agreement with a financial institution to manage cash flow more efficiently and optimize liquidity. Additionally, the Company added applicable revenue recognition policy updates relevant to recent acquisitions. Accounting policies adopted relevant to these activities are described in the following paragraphs

Multi-Currency Notional Cash Pooling Policy

Effective during the quarter ended June 30, 2024, the Company entered into a master netting arrangement with a third-party financial institution whereby certain subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of the master netting arrangement, the participating subsidiaries combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net positive cash balance related to this pooling arrangement is included in cash, and cash equivalents in the consolidated balance sheets. The notional cash pool runs daily on a net positive cash basis and is not intended to be used as a source of funding. In the event there is a one-day net overdraft due to the timing of bank postings, the overdraft would represent a short-term loan from the bank and would be classified as current debt on the consolidated balance sheets and financing cash flows in the consolidated statement of cash flows. As of June 30, 2024, the Company was not in a net overdraft position with respect to the notional cash pooling arrangement.

Revenue Recognition Policy

Revenues from instrument rental and reagent agreements provide customers with the right to use the Company’s instruments upon entering into multi-year agreements to purchase annual minimum amounts of reagents. These types of agreements include an embedded lease relating to the customer’s right to use the Company’s instruments over the period of the agreement. The agreement transaction price is allocated between the instrument and the reagents based on their relative standalone selling prices. When collectability of payments due is probable, reagent rental programs that effectively transfer control of instruments to customers are classified as sales-type leases and instrument revenue and cost of revenue are recognized upon the transfer of control to the customer which is often in advance of billings to the customer. The Company’s right to future consideration from reagent purchases under the agreement is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Revenues from instrument rental and reagent agreements where collectability of payments due is not probable or that do not transfer control of the instruments to customers are classified as operating leases and instrument revenue and costs of revenue are recognized over the term of the agreement. The cost of the instrument is capitalized as a long-term asset and depreciated to cost of revenues. Lease revenues from these agreements are presented in product revenue in the consolidated statement of income.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the global supply chain interruptions, higher energy costs and shortages, increased costs of and delivery times for critical raw materials, the global economy, including inflation and the threat of recession, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee cost related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning global supply chain and various global conflicts. The Company has made estimates of the impact of these disruptions within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

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

3.
Revenue

The following table present the Company’s revenues by Segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Segment:
BSI BioSpin	$217.5	$162.0	$400.3	$342.3
BSI CALID	265.6	227.2	493.5	463.9
BSI Nano	252.5	225.1	492.9	434.7
BEST	69.1	72.7	142.2	134.9
Eliminations (a)	(4.0)	(5.1)	(6.5)	(8.6)
Total revenue	$800.7	$681.9	$1,522.4	$1,367.2
(a)
Represents product and service revenue between reportable segments.

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$686.5	$586.7	$1,295.0	$1,185.4
Revenue recognized over time	114.2	95.2	227.4	181.8
Total revenue	$800.7	$681.9	$1,522.4	$1,367.2

The following table presents the Company’s revenue by End Customer Geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by End Customer Geography:
United States	$243.7	$179.3	$438.5	$354.4
Germany	83.5	61.5	150.3	124.1
Rest of Europe	192.3	161.2	370.4	321.0
China	120.4	116.5	236.1	224.1
Rest of Asia Pacific	106.2	106.8	213.2	239.4
Other	54.6	56.6	113.9	104.2
Total revenue	$800.7	$681.9	$1,522.4	$1,367.2

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of June 30, 2024, remaining performance obligations were approximately $2,257.7 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts and revenues from certain instrument rental and reagent agreements are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are classified as either other current assets or other long-term assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2024, and December 31, 2023, was $103.6 million and $85.8 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of June 30, 2024 and December 31, 2023, the contract liabilities were $595.8 million and $491.4 million, respectively. The increase in the contract liability balance during the six months ended June 30, 2024, is primarily the result of new cash payments received, which was offset in part by satisfying performance obligations. Approximately $227.7 million of the contract liability balance on December 31, 2023 was recognized as revenue during the six months ended June 30, 2024.

4.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$420.6	$371.2
Work-in-process	383.8	314.9
Finished goods	265.6	183.9
Demonstration units	105.9	98.3
Total Inventories	$1,175.9	$968.3

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of June 30, 2024 and December 31, 2023, the value of finished goods inventory-in-transit was $57.1 million and $48.6 million, respectively.

5.
Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Unbilled and notes receivable	$99.8	$83.9
Income and other taxes receivable	87.3	45.9
Prepaid expenses	41.6	26.7
Deposits with vendors	32.1	28.8
Interest rate cross-currency swap agreements	12.7	12.0
Other assets	26.7	18.3
Other current assets	$300.2	$215.6

6.
Acquisitions

The Company does not expect the amounts allocated to goodwill to be deductible for tax purposes.

2024

In the six months ended June 30, 2024, the Company completed various acquisitions that collectively complemented its existing product offerings of the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for certain of the 2024 acquisitions (in millions)

	NanoString Technologies, Inc.	ELITechGroup	Chemspeed Technologies AG	Other	Total
Segment	BSI Nano	BSI CALID	BSI BBIO	Various
Consideration Transferred:
Cash paid	$392.6	$951.9	$175.4	$106.2	$1,626.1
Cash acquired	(0.5)	(43.4)	(0.6)	(7.6)	(52.1)
Fair value of contingent consideration	—	—	—	13.4	13.4
Working capital and other closing adjustments	—	23.5	—	2.1	25.6
Total consideration transferred, net of cash acquired	$392.1	$932.0	$174.8	$114.1	$1,613.0
Allocation of Consideration Transferred:
Accounts receivable	$16.8	$30.6	$7.0	$2.9	$57.3
Inventories	51.5	31.6	48.7	29.4	161.2
Other current assets	8.9	15.7	1.4	1.1	27.1
Property, plant and equipment	31.0	36.2	1.8	0.8	69.8
Other assets	20.3	41.3	17.3	3.4	82.3
Intangible assets:
Technology	70.0	193.3	27.9	33.6	324.8
Customer relationships	71.0	236.3	51.5	5.7	364.5
Backlog	—	0.5	9.4	4.9	14.8
Trade name	20.0	12.3	4.8	2.2	39.3
Goodwill	187.8	500.8	123.5	64.0	876.1
Deferred taxes (net)	—	(99.8)	(14.7)	2.3	(112.2)
Liabilities assumed	(85.2)	(66.8)	(103.8)	(36.2)	(292.0)
Total consideration allocated	$392.1	$932.0	$174.8	$114.1	$1,613.0

NanoString Technologies, Inc.

On May 6, 2024, the Company acquired substantially all of the assets and rights associated with the business of NanoString Technologies, Inc. including the equity interests of the six subsidiaries (collectively hereinafter “NanoString”) for approximately $392.6 million in cash consideration. The Company also assumed certain of its liabilities, including potential liabilities associated with ongoing litigations. See Note 16, Commitments and Contingencies for more details on these litigations.

NanoString develops end-to-end research solutions in the spatial biology field and provides life-science research solutions for spatial transcriptomics and gene expression analysis which have been critical in enabling scientists and medical researchers to advance vital discovery, translational, and pre-clinical disease research. NanoString is headquartered in Seattle, Washington, and will be integrated into BSI Nano Segment.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company believes goodwill represents the future economic benefits of the acquisition that are not individually identifiable, such as synergies between the acquired assets and the Company’s existing spatial biology platforms.

The amortization period for the intangible assets acquired is calculated based on the estimated recovery of future cash flows. The Company has determined the appropriate life of the intangible assets to be twelve years for tradename and developed technology, and fifteen years for customer relationships.

Results of acquired operations of NanoString

Results of the acquired operations of NanoString have been included in the consolidated financial statements of the Company since its acquisition date of May 6, 2024. For the period from May 6, 2024 through June 30, 2024, NanoString had total revenues of

$17.7 million and a pre-tax net loss of $13.3 million. The tax effect of pre-tax losses incurred by NanoString will be included in the related jurisdictional tax returns of its subsidiaries.

In connection with the acquisition of NanoString, the Company incurred $7.2 million of acquisition-related expenses. These expenses primarily include legal and professional services and are recorded as acquisition-related expenses included within "Other charges, net" in the consolidated statements of income.

ELITechGroup

On May 2, 2024, the Company acquired 100% of the outstanding share capital of TecInvest S.à r.l, Eliman 1 S.à r.l,, and Eliman 2 S.à r.l, and their 100% interests in 18 subsidiaries (collectively “ELITech” or “ELITech Group”) for $951.9 million of cash consideration. The total consideration transferred was $932.0 million net of cash acquired and customary closing adjustments, including a non-cash assumption of seller liabilities to acquired subsidiaries. ELITechGroup’s subsidiaries are active in the molecular diagnostics, microbiology and biomedical testing equipment field and, as such, have been integrated into the BSI CALID Segment. ELITech’s primary locations include Turin in Italy, Signes in France, Logan in Utah and Bothell in Washington.

The Company has recorded a provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available to us as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of the consideration transferred during the measurement period, which is no later than one year from acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. We believe goodwill to represent future economic benefits of the acquisition that are not individually identifiable, primarily expected synergies from combining the businesses such as the elimination of surplus facilities and headcount, and the utilization of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products and services.

The amortization period for the intangible assets acquired ranges from five to fifteen years for customer relationships, ten to fourteen years for developed technology, six years for tradename, and four years for a favorable executory contract.

Results of acquired operations of ELITech

Results of the acquired operations of ELITech have been included in the consolidated financial statements of the Company since its acquisition date of April 30, 2024. For the period from April 30, 2024 through June 30, 2024, ELITech had total revenues of $27.5 million and pre-tax loss of $7.7 million. The tax effect of pre-tax losses incurred by ELITech will be included in the related jurisdictional tax returns of its subsidiaries.

In connection with the acquisition of ELITech, the Company incurred $5.5 million of acquisition-related expenses. These expenses primarily include stamp duties, legal and professional services. These acquisition-related expenses were recorded within "Other charges, net" in the consolidated statements of income.

Chemspeed Technologies AG

On March 6, 2024, the Company acquired 100% of the outstanding share capital of Chemspeed Technologies AG and its wholly owned subsidiaries: Chemspeed Technologies Inc., Chemspeed Technologies Ltd., and Chemspeed Technologies GmbH, (collectively hereinafter “Chemspeed”) for cash consideration of $154.7 million CHF (approximately $175.4 million). Chemspeed provides automated laboratory research and development and quality control workflow solutions in a wide range of chemical research fields. Chemspeed is domiciled in Füllinsdorf, Switzerland and was integrated into the BSI BBIO Segment.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of the consideration transferred during the measurement period, which is no later than one year from acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. During the second quarter of 2024 the Company recorded certain measurement period adjustments relating the provisional amounts recorded for accounts receivable, inventory, deferred revenue, intangible assets and goodwill relating to updates to the Company’s valuation and other assumptions. These measurement period adjustments were not material and there was no impact to our consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company believes goodwill represents the future economic benefits of the acquisition that are not individually identifiable. The Company expects significant synergies related to the acquired technology that will be integrated into Bruker’s existing platforms to offer a full set of lab workplace automated solutions.

The amortization period for the intangible assets acquired is ten years for the trade name, seven years for the developed technology and fifteen years for the customer relationships. The Company expects to amortize backlog through the first quarter of 2026.

Results of acquired operations of Chemspeed

Results of the acquired operations of Chemspeed have been included in the consolidated financial statements of the Company since its acquisition date of March 6, 2024. For the period from March 6, 2024, through June 30, 2024, Chemspeed had total revenues of $19.2 million and pre-tax loss of $4.6 million. The tax effect of pre-tax losses incurred by Chemspeed will be included in the related jurisdictional tax returns of its subsidiaries.

Acquisition-related expenses incurred in connection with the Chemspeed acquisition were not material. These expenses primarily include legal and professional services and are recorded as acquisition-related expenses included within "Other charges, net" in the consolidated statements of income.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and does not include the pro forma adjustments that would be required under Article 11 of Regulation S-X for pro forma financial information. The following supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the NanoString, ELITech and Chemspeed acquisitions had been completed on January 1, 2023. No effect has been given for synergies, if any, that may have been achieved through the acquisitions nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

On February 4, 2024, NanoString and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (such court, the “Court” and such cases, the “Cases”). Consequently, NanoString was unable to file its Annual Report on Form 10-K for the year ended December 31, 2023, under the Securities and Exchange Act of 1934, as amended. Historical financial statements of NanoString are only available for the periods until the quarter ended September 30, 2023. The results of operations for the periods thereafter would have differed significantly due to the adverse developments that occurred with respect to the Company’s business and liquidity, including events preceding the commencement of the Chapter 11 Cases. As a result, it would not be meaningful and would be impracticable to present comparative pro forma financial information that includes the results of operations of NanoString for the three and six months ended June 30, 2024. The unaudited pro forma financial information was as follows (in millions):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$815.3	$—	$815.3	$770.8	$—	$770.8
Net (loss) income	$5.0	$(17.6)	$(12.6)	$4.6	$(29.9)	$(25.3)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$1,581.7	$—	$1,581.7	$1,539.6	$—	$1,539.6
Net (loss) income	$47.2	$(15.1)	$32.1	$27.1	$(55.8)	$(28.7)

The supplemental pro forma financial information reflects pro forma adjustments which primarily include:

•
A net increase in amortization and depreciation expense of tangible and intangible assets which are assumed to be recorded at their assigned fair values as of January 1, 2023, of $7.6 million and $14.9 million for the three months ended June 30, 2024, and June 30, 2023, respectively, and $5.1 million and $25.8 million for the six months ended June 30, 2024, and June 30, 2024 respectively.
•
A net decrease in interest expense of $10.0 million and $15.0 million for the three months ended June 30, 2024, and June 30, 2023 respectively, and $10.0 million and $30.0 million for the six months ended June 30, 2024, and June 30, 2023, respectively.
•
The related income tax effects of the adjustments noted above were not material.

Other 2024 Acquisitions

In the six months ended June 30, 2024, the Company acquired other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings.

The Company completed its provisional fair value allocations of these other wholly owned acquisitions subject to the final net working capital adjustment. The fair values of these identifiable intangible assets have been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisitions, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is seven to eleven years for the technology. The fair values of the trade name and customer relationships were not material and were expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through June 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material. Additional pro forma information combining the results of operations of the Company and these acquisitions have not been included as the revenues and expenses were not material.

The following table reflects the consideration transferred and the respective reportable segment for the acquisition (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration, net of Cash Acquired	Cash Consideration
Phasefocus Holdings Limited	March 1, 2024	BSI Nano	$6.3	$6.4
Nanophoton Corporation	February 5, 2024	BSI CALID	$13.3	$10.8
Spectral Instruments Imaging LLC	February 1, 2024	BSI BBIO	$29.3	$29.0
Nion, LLC	January 2, 2024	BSI Nano	$42.9	$37.4
Tornado Spectral Systems, Inc.	January 1, 2024	BSI CALID	$22.3	$22.6
			$114.1	$106.2

Spectral Instruments Imaging, LLC

On February 1, 2024, the Company acquired 100% of the outstanding share capital of Spectral Instruments Imaging, LLC (“Spectral”) for cash consideration of $29.0 million, subject to a net working capital adjustment, and additional consideration of up to $10 million if certain revenue and EBITDA targets are met through 2025. The net working capital adjustment was finalized in the second quarter of 2024 and resulted in additional purchase consideration of $0.9 million. Spectral manufactures preclinical optical systems for bioluminescent, fluorescent and x-ray imaging to fit the workflows of animal scientists. Spectral is domiciled in Tucson, Arizona and was integrated into the BSI BBIO Segment.

The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is six years for the technology and fourteen years for the customer relationships. The fair value of the trade name was not material and was expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through June 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material.

Nion, LLC

On January 2, 2024, the Company acquired 100% of the outstanding share capital of Nion, LLC (“Nion”) for cash consideration of $37.4 million, subject to a net working capital adjustment and additional consideration of up to $23.0 million if certain revenue and non-revenue milestones are achieved through 2026. The net working capital adjustment was finalized in the second quarter of 2024 and resulted in no additional purchase consideration. A portion of the contingent consideration is linked to the continued employment of selected employees which represents post combination services. As such, these amounts will be recognized as compensation expense in the consolidated statements of income over the service period. Nion designs and manufacturers high-end electron-optical instruments with diverse application to the needs of its customers. Nion is domiciled in Kirkland, Washington and was integrated into the BSI NANO Segment.

The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The amortization period for the intangible assets acquired is seven years for the technology and the trade name, and fifteen years for the customer relationships. Backlog will be amortized through the fourth quarter of 2027. For the period from the date of acquisition through June 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material.

2024 Minority and Equity-method Investments

In the quarter ended March 31, 2024, the Company also completed a minority investment. The investment is accounted for under the measurement alternative, at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment carrying value of this minority investment at, June 30, 2024 remains at cost. The following table reflects the consideration transferred for the investments (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other minority investments	Other long-term assets	February 22, 2024	$10.0	$10.0
			$10.0	$10.0

In the three and six months ended June 30, 2024, the Company recognized a $20.2 million impairment charge to write-down the carrying value of certain other minority investments completed in prior years which are also accounted for under the measurement alternative. The impairment charges recognized were based on reasonably established pricing for additional financing rounds. The impairment charge is included in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

Subsequent Event

On July 31, 2024, the Company acquired a minority equity interest in NovAliX, a preclinical contract research organization specializing in expert drug discovery services, headquartered in Strasbourg, France for EUR 31.5 million (approximately $34.1 million). NovAliX is a leader in drug discovery programs, integrating biophysics, chemistry, and chemoinformatics. Concurrent with the transaction, the Company entered into an agreement with remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029. These rights (embedded derivatives) can be accelerated, at discounted redemption values, upon certain events post transaction.

2023

In the six months ended June 30, 2023, the Company completed the following acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the reportable segment for these acquisitions (in millions):

	Biognosys, AG		Zontal, Inc.
Segment	BSI CALID		BSI BioSpin
Consideration Transferred:
Cash paid	$73.6		$14.8
Cash acquired	(9.5)		(0.3)
Holdback	0.2		—
Fair value of hybrid financial instruments - founders	—		18.5
Fair value of redeemable noncontrolling interest - other shareholders	2.5		—
Fair value of contingent consideration	—		0.5
Total consideration transferred	$66.8		$33.5
Allocation of Consideration Transferred:
Accounts receivable	$3.6		$0.7
Inventories	0.4		—
Other current assets	0.9		0.3
Property, plant and equipment	8.0		—
Other assets	4.3		2.5
Intangible assets:
Technology	10.2		5.8
Customer relationships	13.8		4.0
Trade name	2.7		1.1
Backlog	0.8		0.2
Goodwill	47.5		25.9
Liabilities assumed	(25.4)	(a)	(7.0)
Total consideration allocated	$66.8		$33.5

(a) This amount includes assumed liability for employee awards of $6.3 million on acquisition date and was settled in the period ended March 31, 2023.

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

Other 2023 Acquisitions

During the six months ended June 30, 2023, the Company acquired other businesses which were accounted for under the acquisition method that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Acquifer Imaging GmbH and Deltabyte GmbH	January 4, 2023	BSI NANO	$7.6	$7.6
Other majority owned acquisitions	Various	BSI CALID	19.1	12.2
			$26.7	$19.8

2023 Minority and Equity-method Investments

During the six months ended June 30, 2023, the Company also completed several minority investments. These investments are accounted for under the alternative measurement, and as such, the investment values also represent the carrying value at June 30, 2023. The following table reflects the consideration transferred and the respective reportable segment for the investments (in millions):

Name	Acquisition / Investment	Financial Statement Classification	Date Acquired	Segment	Total Consideration	Cash Consideration
Other Investments	Investment	Other long-term assets	Various	Various	$9.2	$9.2
					$9.2	$9.2

In the three and six months ended June 30, 2023, the Company recorded a realized gain of $6.8 million from the sale of a minority investment. In the three and six months ended June 30, 2023, the Company recognized a $11.4 and $18.3 million impairment charge respectively, to write down the carrying value of certain minority investments. The realized gain and impairment charge are included in “Interest and other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

7.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2023	$582.6
Current period additions/adjustments	876.1
Foreign currency effect	(14.9)
Balance at June 30, 2024	$1,443.8

Intangible Assets

The following is a summary of intangible assets (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$742.0	$(264.0)	$478.0	$428.3	$(250.4)	$177.9
Customer relationships	586.7	(106.5)	$480.2	227.4	(93.5)	133.9
Trade names	66.9	(12.8)	$54.1	28.4	(10.1)	18.3
Other	16.7	(4.7)	$12.0	2.2	(1.8)	0.4
Intangible assets	$1,412.3	$(388.0)	$1,024.3	$686.3	$(355.8)	$330.5

For the three months ended June 30, 2024, and 2023, the Company recorded amortization expense of $25.1 million and $11.2 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2024, and 2023, the Company recorded amortization expense of $41.3 million and $21.9 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. See Note 14, Other Charges, Net for discussion related to the impairment of other long-lived assets in connection with BCA and other restructuring plans for the three and six months ended June 30, 2024. There were no triggering events noted for the three and six months ended June 30, 2023.

8.
Debt

The Company’s debt obligations consist of the following (in millions):

	June 30, 2024	December 31, 2023
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2027	$83.5	$—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2029	83.5	—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2031	167.0	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2034	55.7	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2036	218.2	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2039	205.9	—
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	160.7	165.8
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement due 2029	330.6	353.3
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	333.9	356.9
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement	222.6	—
U.S. Dollar notes under the 2019 Term Loan Agreement, annual payments of $15.0 and balloon payment due 2026	270.8	278.3
U.S. Dollar notes under the 2012 Note Purchase Agreement due 2024	—	100.0
Unamortized debt issuance costs	(3.4)	(1.3)
Other loans	11.0	7.6
Total notes and loans outstanding	2,140.0	1,260.6
Finance lease obligations	18.4	20.9
Total debt	2,158.4	1,281.5
Current portion of long-term debt and finance lease obligations	(26.4)	(121.2)
Total long-term debt, less current portion	$2,132.0	$1,160.3

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2024 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2024 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement	2.14%	$900.0	$222.6	$0.3	$677.1
Bank guarantees and working capital line	varies	156.2	—	156.2	—
Total revolving lines of credit		$1,056.2	$222.6	$156.5	$677.1

As of June 30, 2024, the Company was in compliance with the financial covenants of all debt agreements.

2024 Term Loan Agreements

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

The Three- and Five-Year Term Loan Agreement provides for a (i) CHF 150 million three-year term loan facility and (ii) CHF 150 million five-year term loan facility. The Seven-Year Term Loan Agreement provides for a CHF 150 million seven-year term loan facility. Each term loan facility has a delayed draw component allowing for up to two borrowings under the relevant loan facility during the period from and including the effective date to the earlier of (i) September 30, 2024, and (ii) the date of termination of the commitments by the Administrative Agent during the continuance of an Event of Default as defined in the applicable Term Loan Agreement. The Company did not request any borrowings in connection with signing the Term Loan Agreements. Amounts outstanding under the Term Loan Agreements bear interest at a rate equal to (a) the Swiss Average Rate Overnight (SARON), plus a margin ranging from (i) 1.000% to 1.500% in the case of the three- and five-year term loan facilities and (ii) 1.250% to 1.750% in the case of the seven-year term loan facilities, in each case, based on the Company’s leverage ratio, provided, however, that if the loans are required to bear interest determined by reference to an Alternate Base Rate (“ABR Loans”), then such ABR Loans shall bear interest equal to (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) 1%, plus a margin ranging from 0.100% to 0.200%, based on the Company’s leverage ratio.

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

Following the quarter ended June 30, 2024, on July 2, 2024, the Company borrowed a total of CHF 150 million (approximately $166 million) consisting of the aggregate principal amounts of CHF 75 million (approximately $83 million) under each of the three-year and five-year term loan facilities.

2024 Note Purchase Agreements

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

On June 25, 2024, the Company repaid CHF 150 million (approximately $168 million) of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement.

On June 5, 2024, the Company repaid $420 million of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement.

On April 29, 2024, and May 3, 2024, the Company borrowed approximately $434 million and $370 million, respectively, under the 2024 Amended and Restated Revolving Credit Agreement.

On April 15, 2024, the Company repaid CHF 230 million (approximately $252 million) of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement with part of the proceeds received on the issuance of the 2024 Senior Notes.

On January 18, 2024, the Company repaid $100 million of outstanding Series 2012A Senior Notes, Tranche D with the proceeds of the CHF 230 million (approximately $269 million) of debt outstanding under the revolving credit facility.

9.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments measured at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

June 30, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$16.2	$—	$16.2	$—
Interest rate and cross-currency swap agreements	24.1	—	24.1	—
Forward currency contracts	2.5	—	2.5	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.5	—	0.5	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$44.6	$—	$43.4	$1.2
Liabilities:
Contingent consideration	$21.3	$—	$—	$21.3
Hybrid instruments liability	70.6	—	—	70.6
Liability awards	0.4	—	—	0.4
Interest rate and cross-currency swap agreements	18.7	—	18.7	—
Forward currency contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$111.5	$—	$19.2	$92.3

December 31, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$226.9	$—	$226.9	$—
Interest rate and cross-currency swap agreements	20.3	—	20.3	—
Forward currency contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	1.2	—	1.2	—
Fixed price commodity contracts	0.3	—	0.3	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$251.2	$—	$250.0	$1.2
Liabilities:
Contingent consideration	$12.3	$—	$—	$12.3
Hybrid instruments liability	70.5	—	—	70.5
Liability awards	0.7	—	—	0.7
Interest rate and cross-currency swap agreements	26.8	—	26.8	—
Forward currency contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$110.9	$—	$27.4	$83.5

Derivative financial instruments are classified within Level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the six months ended June 30, 2024, or the year ended December 31, 2023.

The fair value of the Company's long-term fixed interest rate debt was $1,236.5 million and $883.3 million as of June 30, 2024, and December 31, 2023, respectively. The fair value was based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The carrying value of the Company's variable rate debt approximates its fair value at June 30, 2024, and December 31, 2023.

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

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2023	$12.3
Current period additions	13.4
Current period adjustments	1.6
Current period settlements	(5.7)
Foreign currency effect	(0.3)
Balance at June 30, 2024	$21.3

As part of the 2018 Mestrelab Research, S.L. (“Mestrelab”), 2022 PreOmics, 2023 Biognosys, 2023 Zontal, and 2023 MIRO acquisitions and certain other majority owned acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values. These rights (embedded derivatives) can be adjusted upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instruments (noncontrolling interests with embedded derivatives) as long-term liabilities on the consolidated balance sheet. Subsequent to the acquisitions, the carrying value of the hybrid instruments are remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the respective requisite service period vested. The Company classified the hybrid instruments as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2023	$70.5
Acquisitions	—
Current period adjustments	2.2
Current period settlements	(0.1)
Foreign currency effect	(2.0)
Balance at June 30, 2024	$70.6

10.
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

Foreign Exchange Rate Risk Management

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the financial instruments recorded in the consolidated balance sheets as follows (in millions):

	June 30, 2024		December 31, 2023
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Financial instruments designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$12.7		$12.0
Other assets		11.4		8.3
Other long-term liabilities		(18.7)		(26.8)
	$270.8	$5.4	$378.3	$(6.5)
Long-term debt
Long-term debt	1,472.0	(27.5)	876.0	(85.3)
Total financial instruments designated as hedging instruments	$1,742.8	$(22.1)	$1,254.3	$(91.8)
Financial instruments not designated as hedging instruments:
Forward currency contracts
Other current assets	$544.0	$2.5	$177.8	$1.3
Other current liabilities	268.6	(0.5)	311.7	(0.6)
Embedded derivatives in purchase and delivery contracts
Other current assets	5.1	0.1	25.6	1.2
Other current liabilities	4.3	—	0.1	—
Fixed price commodity contracts
Other current assets	3.4	0.5	8.4	0.3
Total financial instruments not designated as hedging instruments	$825.4	$2.6	$523.6	$2.2
Total financial instruments	$2,568.2	$(19.5)	$1,777.9	$(89.6)

As of June 30, 2024, the Company had several cross-currency interest rate swap agreements to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation.

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

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the Company’s subsidiaries that are party to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to approximately $9.4 million and $25.7 million for the purchase of products at June 30, 2024 and December 31, 2023, respectively. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to the financial instruments described above (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2024	2023	2024	2023
Financial instruments not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(7.1)	$1.4	$(5.1)	$1.3
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.2	0.4	(1.1)	0.7
		(6.9)	1.8	(6.2)	2.0
Financial instruments designated as cash flow hedging instruments
Interest rate swap agreements	Interest and other income (expense), net	$2.6	$2.6	$5.3	$4.9
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	1.4	2.0	2.9	4.0
		4.0	4.6	8.2	8.9
Total		$(2.9)	$6.4	$2.0	$10.9

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2024	2023	2024	2023
Financial instruments designated as cash flow hedging instruments
Interest rate swap agreements	Accumulated other comprehensive income, net of tax	$(0.9)	$3.0	$0.5	$(0.4)
		(0.9)	3.0	0.5	(0.4)
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$(0.3)	$(7.1)	$9.9	$(8.3)
Long-term debt	Accumulated other comprehensive income, net of tax	(6.3)	(11.8)	44.2	(17.9)
		(6.6)	(18.9)	54.1	(26.2)
Total		$(7.5)	$(15.9)	$54.6	$(26.6)

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

The income tax provision for the three months ended June 30, 2024, and 2023 was $16.1 million and $19.9 million, respectively representing effective tax rates of 67.4% and 25.7%, respectively. The income tax provision for the six months ended June 30, 2024, and 2023 was $35.9 million and $49.8 million, respectively, representing effective tax rates of 37.6% and 27.1%, respectively. The increase in the Company's effective tax rate was primarily due to change in jurisdictional mix, and the impact of valuation allowance recorded on capital loss carryforwards related to the impairment charges on strategic investments. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to materially impact its tax liability. The Company will continue to monitor developments in implementation as more countries enact the legislation.

As of June 30, 2024, and December 31, 2023, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $69.4 million and $58.5 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2024, and December 31, 2023, approximately $4.3 million and $5.8 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest adjustments of $(3.4) million and $0.2 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended June 30, 2024, and 2023 respectively. Penalties and interest adjustments of $(2.2) million and $0.6 million were recorded in the provision for income taxes for unrecognized tax benefits during the six months ended June 30, 2024, and 2023, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2024 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 4.5% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2024.

12.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Bruker Corporation	$7.6	$57.1	$58.5	$133.6
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	147.4	146.8	146.3	146.8
Effect of dilutive securities:
Stock options and restricted stock units	0.6	0.9	0.7	0.8
Weighted average common shares outstanding - diluted	148.0	147.7	147.0	147.6
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.39	$0.40	$0.91
Diluted	$0.05	$0.39	$0.40	$0.91

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	0.2	0.2	0.2	0.2

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

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At June 30, 2024, $369.9 million remains available for future purchase under the 2023 Repurchase Program.

During the three and six months ended June 30, 2024, the Company did not purchase any shares under the 2023 Repurchase Program.

During the three months ended June 30, 2023, the Company did not purchase any shares under the 2021 Repurchase Program or 2023 Repurchase Program. During the six months ended June 30, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program. Authorization for the remaining $94.4 million on the 2021 Repurchase Program expired in May 2023.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases is not material and is recorded in other current liabilities and additional paid in capital. No additional accrual for estimated excise tax was recorded for the six months ended June 30, 2024.

Public Offering

In May 2024, the Company completed an underwritten public offering (the “Offering”) in which the Company issued and sold 6,000,000 shares of its common stock at a public offering price of $67.29 per share. The Company received net proceeds of approximately $403.0 million after deducting underwriting fees and other offering expenses.

The Offering was made pursuant to an automatically effective registration statement on Form S-3 and accompanying prospectus filed with the SEC on May 29, 2024, and a final prospectus relating to the Offering filed with the SEC on May 31, 2024.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$0.4	$0.4	$0.9	$0.8
Restricted stock units	4.4	3.8	8.6	7.5
Employee Stock Purchase Plan	0.3	0.2	0.5	0.4
Total stock-based compensation expense	$5.1	$4.4	$10.0	$8.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$0.4	$0.4	$0.8	$0.7
Selling, general and administrative	4.1	3.5	8.0	7.1
Research and development	0.6	0.5	1.2	0.9
Total stock-based compensation expense	$5.1	$4.4	$10.0	$8.7

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $1.7 million and $1.2 million in the three months ended June 30, 2024, and 2023, respectively, and $2.2 million and $3.4 million in the six months ended June 30, 2024 and 2023, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At June 30, 2024, the Company expected to recognize pre-tax stock-based compensation expense of $2.7 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.0 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $32.9 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.3 years.

14.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Information technology transformation costs	$1.9	$0.6	$2.7	$1.1
Restructuring charges	1.2	0.3	4.7	0.6
Acquisition-related expenses, net	17.5	2.9	21.6	5.8
Other	2.4	1.6	4.9	3.2
Other charges, net	$23.0	$5.4	$33.9	$10.7

Restructuring Initiatives

The following table sets forth the restructuring charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$4.9	$0.1	$8.6	$0.3
Other charges, net	$1.2	0.3	4.7	0.6
Total	$6.1	$0.4	$13.3	$0.9

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2023	$13.1	$9.6	$2.9	$0.6
Restructuring charges	13.3	4.5	3.3	5.5
Cash payments	(14.4)	(10.8)	(3.6)	—
Other, non-cash adjustments and foreign currency effect	(5.6)	(0.1)	—	(5.5)
Balance at June 30, 2024	$6.4	$3.2	$2.6	$0.6

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

In connection with the BCA restructuring plan, the Company recorded and accrued severance and termination charges of $14.9 million in the year ended December 31, 2023, and an additional charge of $2.6 million and $6.5 million in the three and six months ended June 30, 2024, respectively. The Company made payments of $3.7 and $10.7 million in the three and six months ended June 30, 2024, respectively. The remaining balance of accrued severance at June 30, 2024 is expected to be paid during the first half of 2025. As it relates to the consolidation of leased BCA facilities, the Company recorded an impairment charge against operating lease right of use assets of $0.3 and $1.5 million in the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company does not expect any material impairment or termination charges in connection with the expected modification or termination of active operating leases. Due to delays in consolidating facilities, certain inventories that are expiring or have expired will no longer be usable for the manufacture of products. The cost of scrapped inventories was charged to product restructuring costs in the three and six months ended June 30, 2024.

In April 2024, the Company announced a global restructuring program to reduce personnel costs affecting the BBIO, Nano and CALID Segments. The Company expects to incur additional restructuring charges of $7.2 million for this program through the remainder of 2024. In connection with this restructuring plan, the Company closed one of its R&D facilities and recorded an impairment charge of $0.4 million for one of its technology intangible assets for the three and six months ended June 30, 2024. Restructuring programs relating to reductions in workforce recorded by the BSI Nano, BSI Biospin, BSI CALID and Corporate segments in 2024 in 2023 were not material.

15.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$2.4	$1.9	$5.0	$3.3
Interest expense	(15.7)	(3.9)	(20.7)	(8.1)
Impairment of minority investments	(20.2)	(11.4)	(20.2)	(18.3)
Exchange gains (losses) on foreign currency transactions	9.0	(2.2)	17.9	(5.5)
Pension components	0.3	—	0.6	(0.1)
Other income (expense)	—	6.9	—	3.9
Interest and other income (expense), net	$(24.2)	$(8.7)	$(17.4)	$(24.8)

For the six months ended June 30, 2024, the Company recognized $17.9 million in exchange gains on foreign currency transactions. This foreign exchange gain includes a realized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency related to the closing of our acquisition of ELITechGroup in the quarter ended June 30, 2024, the purchase price of which was denominated in Euro. In the three and six months ended June 30, 2024, the Company recorded a realized foreign exchange gain of $10.4 million in interest and other income (expense), net, related to this forward contract.

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

In connection with the acquisition of NanoString, the Company assumed certain of its liabilities, including the liabilities associated with the litigation matters related to NanoString’s GeoMx Digital Spatial Profiler products (the “GeoMx Matter”) and CosMx Spatial Molecular Imager products (the “CosMx Matter”). In the GeoMx Matter, in November 2023, a jury verdict was entered in favor of the plaintiffs, 10x Genomics, Inc. (“10x”) and Prognosys Biosciences, Inc. (collectively, the “Plaintiffs”) awarding approximately $31.6 million in damages. NanoString filed post-trial motions asking the Court to overturn the jury’s verdict and/or amend the judgment. The Plaintiffs asked the Court in their post-trial motions to enhance the damages award and for injunctive relief. The Court has not yet ruled on the post-trial motions. The CosMx Matter complaint concerns claims by 10x and the President and

Fellows of Harvard College (“Harvard”) of patent infringement with respect to CosMx Spatial Molecular Imager products as well as counterclaims against 10x and Harvard for antitrust and unfair competition violations. The CosMx Matter complaint seeks unspecified damages and injunctive relief. At this stage of the CosMx Matter, the Company is unable to estimate a range of loss, if any, that could result should there be an adverse final decision.

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

As of June 30, 2024, provisions for contingencies related to the matters described above have been recorded. While the Company believes it has meritorious defenses for the matters described above, the ultimate resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

Effective January 1, 2024, the Company is self-insured for health care claims for eligible participating U.S. employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis and as of June 30, 2024, the Company's provision of $2.0 million was recorded for these health care insurance liabilities in other accrued liabilities.

17.
Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI Nano and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements. See Note 3 for revenue by reportable segment.

Operating income by reportable segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating (loss) income:
BSI BioSpin	$37.3	$23.8	$68.5	$71.2
BSI CALID	35.5	44.0	76.6	101.6
BSI Nano	(3.6)	31.3	7.2	60.7
BEST	10.5	11.1	18.6	19.1
Corporate, eliminations and other (a)	(31.6)	(24.0)	(58.0)	(43.7)
Total operating income	$48.1	$86.2	$112.9	$208.9
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

Total assets by reportable segment are as follows (in millions):

	June 30, 2024	December 31, 2023
Assets:
BSI BioSpin, BSI CALID, BSI Nano & Corporate	$5,764.8	$4,110.6
BEST	$179.4	186.0
Eliminations and other (a)	$(41.6)	(46.7)
Total assets	$5,902.6	$4,249.9
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

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, including the factors presented on page 35-36. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, Asia and North America and we have sales offices located throughout the world. Bruker is organized into four reportable segments: the Bruker Scientific Instruments (BSI) BioSpin Segment, the BSI Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection (CALID) Segment, the BSI Nano Segment and the Bruker Energy & Supercon Technologies (BEST) Segment.

During the first six months of 2024, Bruker acquired Elitech, Nanostring and Chemspeed. These businesses extend our capabilities in molecular diagnostics and life science analytical instruments focused on spatial biology, respectively. The Chemspeed acquisition brings to Bruker new capabilities in lab automation. The Elitech business will be integrated in the BSI CALD segment, the Nanostring acquisition will be integrated into the BSI Nano segment and the Chemspeed business will be integrated into the BSI BioSpin segment.

Revenue for the three months ended June 30, 2024, increased by $118.8 million, or 17.4%, to $800.7 million, compared to $681.9 million for the comparable period in 2023. Approximately 11.1% of the revenue growth during the three months ended June 30, 2024, was attributed to acquisitions, and was offset by a decrease of 1.1% from unfavorable foreign exchange rate movements. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased 7.4%. Revenue increases were driven by demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2023.

Revenue for the six months ended June 30, 2024, increased by $155.2 million, or 11.4%, to $1,522.4 million, compared to $1,367.2 million for the comparable period in 2023. Approximately 7.4% of the revenue growth during the six months ended June 30, 2024, was attributed to acquisitions, and offset by a decrease of 0.5% from unfavorable foreign exchange rate movements. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased 4.5%. Revenue increases were driven by demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2023.

Our gross profit margin decreased to 48.0% during the three months ended June 30, 2024, as compared to 49.9% in the same period in 2023, as a result of product mix, acquisition related costs, increases in purchased intangible amortization related to acquisitions in the period, and unfavorable foreign exchange rate movements.

Our gross profit margin decreased to 48.4% during the six months ended June 30, 2024, as compared to 51.2% in the same period in 2023, as a result of product mix, acquisition related costs, increases in purchased intangible amortization related to acquisitions in the period, and unfavorable foreign exchange rate movements.

Our income tax provision in the three months ended June 30, 2024, and 2023 was $16.1 million and $19.9 million, respectively, representing effective tax rates of 67.4% and 25.7%, respectively. Our income tax provision in the six months ended June 30, 2024, and 2023 was $35.9 million and $49.8 million, respectively, representing effective tax rates of 37.6% and 27.1%, respectively. The increase in the Company's effective tax rate was primarily due to change in jurisdictional mix, and the impact of valuation allowance recorded on capital loss carryforwards related to the impairment charges on strategic investments.

Diluted earnings per share for the three months ended June 30, 2024, was $0.05, a decrease of $0.34 compared to $0.39 per share in the same period in 2023. Diluted earnings per share for the six months ended June 30, 2024, was $0.40, a decrease of $0.52 compared to $0.91 per share in the same period in 2023. The decrease in diluted earnings per share in both the three and six months ended June 30, 2024, was driven primarily by net income, which decreased compared to the same periods in the prior year related to mix of profitability from acquisitions and acquisition related expenses.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Six Months Ended June 30,
	2024	2023
GAAP net cash provided by operating activities	$22.9	$100.5
Less: purchases of property, plant and equipment	(46.0)	(48.5)
Free cash flow	$(23.1)	$52.0

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Gross profit	$384.6	48.0%	$340.5	49.9%	$737.4	48.4%	$700.2	51.2%
Non-GAAP adjustments:
Restructuring costs	4.9	0.6%	0.1	—	8.6	0.6%	0.3	—
Acquisition-related costs	8.7	1.1%	0.4	0.1%	11.7	0.8%	0.5	0.1%
Purchased intangible amortization	12.0	1.5%	5.6	0.8%	19.8	1.3%	11.0	0.8%
Other costs	0.9	0.1%	0.7	0.1%	3.0	0.2%	1.2	0.1%
Non-GAAP gross profit	$411.1	51.3%	$347.3	50.9%	$780.5	51.3%	$713.2	52.2%

Our non-GAAP gross profit margin increased in the three months ended June 30, 2024, as compared to the same period in 2023, as result of product mix and volume leverage partially offset by net unfavorable impact of foreign exchange rate movements, and costs contributed by acquisitions compared to 2023.

Our non-GAAP gross profit margin decreased in the six months ended June 30, 2024, as compared to the same period in 2023. The decrease in non-GAAP gross margin was primarily due to acquisitions.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Operating income	$48.1	6.0%	$86.2	12.6%	$112.9	7.4%	$208.9	15.3%
Non-GAAP adjustments:
Restructuring costs	6.1	0.8%	0.4	0.1%	13.3	0.9%	0.9	0.1%
Acquisition-related costs	26.0	3.2%	3.3	0.5%	33.1	2.2%	6.3	0.4%
Purchased intangible amortization	25.1	3.1%	11.2	1.6%	41.3	2.7%	21.9	1.6%
Other costs	5.4	0.7%	3.0	0.5%	10.8	0.7%	5.5	0.4%
Non-GAAP operating income	$110.7	13.8%	$104.1	15.3%	$211.4	13.9%	$243.5	17.8%

Our non-GAAP operating margin decreased in the three and six months ended June 30, 2024 as compared to the same period in 2023 primarily due to acquisitions and unfavorable foreign exchange rate movements. We also increased sales and marketing activities and investments in our research and development capabilities, as compared to 2023.

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
•
fluctuations in estimates impacting costs related to our self-funded health insurance plan; and
•
costs related to addressing any potential cybersecurity threats.

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
•
Goodwill, other intangible assets and other long-lived assets; and
•
Business combinations.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 1, Description of Business in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
Product revenue	$654.4	$559.6	$94.8	16.9%
Service and other revenue	146.3	122.3	24.0	19.6%
Total revenue	800.7	681.9	118.8	17.4%
Cost of product revenue	326.0	272.8	53.2	19.5%
Cost of service and other revenue	90.1	68.6	21.5	31.3%
Total cost of revenue	416.1	341.4	74.7	21.9%
Gross profit	384.6	340.5	44.1	13.0%
Operating expenses:
Selling, general and administrative	221.3	177.9	43.4	24.4%
Research and development	92.2	71.0	21.2	29.9%
Other charges, net	23.0	5.4	17.6	325.9%
Total operating expenses	336.5	254.3	82.2	32.3%
Operating income	48.1	86.2	(38.1)	(44.2)%
Interest and other income (expense), net	(24.2)	(8.7)	(15.5)	178.2%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	23.9	77.5	(53.6)	(69.2)%
Income tax provision	16.1	19.9	(3.8)	(19.1)%
Equity in income (losses) of unconsolidated investees, net of tax	(0.2)	0.2	(0.4)	(200.0)%
Net income	7.6	57.8	(50.2)	(86.9)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	0.7	(0.7)	(100.0)%
Net income attributable to Bruker Corporation	$7.6	$57.1	$(49.5)	(86.7)%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
BSI BioSpin	$217.5	$162.0	$55.5	34.3%
BSI CALID	265.6	227.2	38.4	16.9%
BSI Nano	252.5	225.1	27.4	12.2%
BEST	69.1	72.7	(3.6)	(5.0)%
Eliminations (a)	(4.0)	(5.1)	1.1
Total revenue	$800.7	$681.9	$118.8	17.4%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by growing demand for our differentiated instruments and solutions. For the three months ended June 30, 2024, the BSI BioSpin Segment recorded significant revenue growth across biopharma, academic & government, and industrial research segments. The increase in revenue in the BSI CALID Segment for the three months ended June 30, 2024, relates primarily to acquisitions and modest revenue growth across academic & government and biopharma segments. The BSI Nano Segment revenue increase for the three months ended June 30, 2024, was driven by an acquisition completed during the quarter.

Geographically in the three months ended June 30, 2024, our North American revenue grew 30.1% from biopharma and academic & government markets, Asia Pacific revenue increased by 1.5%, and European revenue increased by 23.8% compared to the same period in 2023, which was also driven by biopharma and academic & government markets.

Gross Profit

Gross profit increased and gross profit margin decreased in the three months ended June 30, 2024, as compared to the same period in 2023, a result of increased revenue offset by restructuring and acquisitions costs, and an increase in purchased intangible amortization.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2024, increased to 27.6% of total revenue, from 26.1% of total revenue for the comparable period in 2023. The increase as a percentage of revenue was a result of planned investments in sales and marketing and operating expenses from newly acquired acquisitions compared to the same period in 2023.

Research and Development

Our research and development expenses for the three months ended June 30, 2024 increased to 11.5% of total revenue from 10.4% of total revenue for the comparable period in 2023. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities from newly acquired acquisitions.

Other Charges, Net

Other charges, net for the three months ended June 30, 2024, consisted primarily of $17.5 million of acquisition-related charges which relate mainly to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments. Also included in other charges, net are costs associated with our global information technology (“IT”) transformation activities which consist of a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems, professional fees from ongoing litigations related to the acquisitions of BCA and NanoString, and restructuring costs principally related to the BCA acquisition.

Other charges, net for the three months ended June 30, 2023, consisted of $2.9 million of acquisition-related charges related to acquisitions, $0.3 million of restructuring costs, $0.6 million of costs associated with our global IT transformations activities, and $1.6 million of other charges.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended June 30,
	2024		2023
	Operating (loss) Income	Percentage of Segment Revenue	Operating (loss) Income	Percentage of Segment Revenue
BSI BioSpin	$37.3	17.1%	$23.8	14.7%
BSI CALID	35.5	13.4%	44.0	19.4%
BSI Nano	(3.6)	(1.4)%	31.3	13.9%
BEST	10.5	15.2%	11.1	15.3%
Corporate, eliminations and other (a)	(31.6)		(24.0)
Total operating income	$48.1	6.0%	$86.2	12.6%
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

Our operating income and operating income margin decreased in the three months ended June 30, 2024, as compared to the same period in 2023, due to higher revenue offset by profitability decrease related to acquisitions and an increase in purchase intangible amortization across the BSI BioSpin, BSI CALID and BSI Nano segments.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended June 30, 2024, as compared to the same period in 2023 was primarily due to higher interest expense of $15.7 due to increased borrowings, and impairment of certain minority investments of $20.2, offset by $9.0 million currency gain related to currency fluctuations in the second quarter.

Income Tax Provision

The 2024 and 2023 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended June 30, 2024, and 2023 were 67.4% and 25.7%, respectively. The increase in the Company's effective tax rate was primarily due to change in jurisdictional mix and the impact of valuation allowance recorded on capital loss carryforwards related to the impairment charges on strategic investments.

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

Consolidated Results

Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

The following table presents our results (in millions):

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
Product revenue	$1,241.3	$1,126.7	$114.6	10.2%
Service and other revenue	281.1	240.5	40.6	16.9%
Total revenue	1,522.4	1,367.2	155.2	11.4%
Cost of product revenue	617.7	530.0	87.7	16.5%
Cost of service and other revenue	167.3	137.0	30.3	22.1%
Total cost of revenue	785.0	667.0	118.0	17.7%
Gross profit	737.4	700.2	37.2	5.3%
Operating expenses:
Selling, general and administrative	416.6	340.6	76.0	22.3%
Research and development	174.0	140.0	34.0	24.3%
Other charges, net	33.9	10.7	23.2	216.8%
Total operating expenses	624.5	491.3	133.2	27.1%
Operating income	112.9	208.9	(96.0)	(46.0)%
Interest and other income (expense), net	(17.4)	(24.8)	7.4	(29.8)%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	95.5	184.1	(88.6)	(48.1)%
Income tax provision	35.9	49.8	(13.9)	(27.9)%
Equity in income (losses) of unconsolidated investees, net of tax	—	0.9	(0.9)	(100.0)%
Net income	59.6	135.2	(75.6)	(55.9)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	1.1	1.6	(0.5)	(31.3)%
Net income attributable to Bruker Corporation	$58.5	$133.6	$(75.1)	(56.2)%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
BSI BioSpin	$400.3	$342.3	$58.0	16.9%
BSI CALID	493.5	463.9	29.6	6.4%
BSI Nano	492.9	434.7	58.2	13.4%
BEST	142.2	134.9	7.3	5.4%
Eliminations (a)	(6.5)	(8.6)	2.1
Total revenue	$1,522.4	$1,367.2	$155.2	11.4%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue increase related primarily to acquisitions and strong demand for our instruments, especially in the MRS business. The BSI CALID Segment increase in revenues was driven primarily by acquisitions, especially ELITechGroup. BSI Nano Segment increase in revenue was driven by the NanoString acquisition and strong demand in its academic & government market. The BEST revenue increase was driven by strong superconductor demand from our magnetic resonance imaging original equipment manufacturer customers.

Geographically in the six months ended June 30, 2024, our North American revenue grew 22.0% related to Bruker’s biopharma and academic & government markets, Asia Pacific revenue decreased by 3.1%, and European revenue increased by 17.0% driven by biopharma and diagnostics markets compared to the same period in 2023.

Gross Profit

Gross profit increased and gross profit margin decreased in the six months ended June 30, 2024, as compared to the same period in 2023, a result of increased revenue offset by restructuring and acquisitions costs, and an increase in purchased intangible amortization.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2024, increased to 27.4% of total revenue, from 24.9% of total revenue for the comparable period in 2023. The increase as a percentage of revenue was a result of increased costs from recent acquisitions compared to the same period in 2023.

Research and Development

Our research and development expenses for the six months ended June 30, 2024, increased to 11.4% of total revenue from 10.2% of total revenue for the comparable period in 2023. The increase as a percentage of revenue is a result of our increased research and development related costs from our recent acquisitions.

Other Charges, Net

Other charges, net for the six months ended June 30, 2024, consisted primarily of $21.6 million of acquisition-related charges which relate mainly to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments. Also included in other charges, net are costs associated with our IT transformation activities which consist of a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems, professional fees from ongoing litigations related to acquisition of BCA and NanoString, and restructuring costs principally related to the BCA acquisition.

Other charges, net for the six months ended June 30, 2023, consisted of $5.8 million of acquisition-related charges related to acquisitions, $0.6 million of restructuring costs, $1.1 million of costs associated with our global IT transformations activities, $3.2 million of other charges.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Six Months Ended June 30,
	2024		2023
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$68.5	17.1%	$71.2	20.8%
BSI CALID	76.6	15.5%	101.6	21.9%
BSI Nano	7.2	1.5%	60.7	14.0%
BEST	18.6	13.1%	19.1	14.2%
Corporate, eliminations and other (a)	(58.0)		(43.7)
Total operating income	$112.9	7.4%	$208.9	15.3%
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

Our operating income and operating income margin decreased in the six months ended June 30, 2024, as compared to the same period in 2023, due to increased revenue but more than offset due to profitability from our recent acquisitions, acquisition related costs, and increased purchased intangible amortization across the BSI BioSpin, BSI CALID and BSI Nano segments as compared to the same period in the prior year.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the six months ended June 30, 2024, as compared to the same period in 2023 was due to higher interest expense of $20.7 due to increased borrowings, and impairment of certain minority investments of $20.2, offset by higher foreign currency exchange gains of $17.9 million driven primarily by a foreign exchange realized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency related to the closing of our acquisition of ELITechGroup during the quarter ended June 30, 2024, the purchase price of which was denominated in Euro. As of June 30, 2024, the Company recorded a realized foreign exchange gain of $10.4 million in interest and other income (expense), net, related to this forward contract.

Income Tax Provision

The 2024 and 2023 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the six months ended June 30, 2024, and 2023 were 37.6% and 27.1%, respectively. The increase in the Company's effective tax rate was primarily due to change in jurisdictional mix, and the impact of valuation allowance recorded on capital loss carryforwards related to the impairment charges on strategic investments.

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

Effective in the quarter ended June 30, 2024, the Company entered into a multi-currency notional cash pooling agreement with a financial institution to manage cash flow more efficiently and optimize liquidity. See Note 1, Description of Business in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our notional cash pooling agreement.

Cash and cash equivalents at June 30, 2024 and December 31, 2023 totaled $169.7 million and $488.3 million, respectively, of which $278.6 million and $398.4 million, respectively, related to cash, cash equivalents and short-term investments held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, India, and China. We aggregate all bank accounts that are subject to the notional pooling arrangement into a single balance on our consolidated balance sheets. As of June 30, 2024, the Company was not in a net overdraft position with respect to the notional cash pooling arrangement.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$22.9	$100.5
Net cash used in investing activities	(1,629.1)	(134.2)
Net cash provided by (used in) financing activities	1,307.5	(41.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19.7)	4.2
Net change in cash, cash equivalents and restricted cash	$(318.4)	$(70.5)

Net cash provided by operating activities during the six months ended June 30, 2024, resulted primarily from consolidated net income adjusted for non-cash items of $144.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions of $121.8 million. Net cash provided by operating activities during the six months ended June 30, 2023, resulted primarily from consolidated net income adjusted for non-cash items of $225.6 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $125.1 million. The decrease in net income adjusted for non-cash items was due to lower net income as result of increased costs from recent acquisitions, acquisition related costs, and increased purchase intangible amortization as compared to the same period in the prior year. The change in operating assets and liabilities, net of acquisitions decreased primarily due to increased inventory to handle supply chain challenges and increase in net payables, offset by a net decrease in customer advances and deferred revenue generally from a softness in biopharma demand and increase in tax payments.

Net cash used in investing activities during the six months ended June 30, 2024, resulted primarily from cash paid for acquisitions of $1,576.5 million, purchases of property, plant and equipment of $46.0 million, and minority investments of $10.0 million, offset by $2.5 million of proceeds from cross-currency swap agreements and $0.9 million of net proceeds from sales of property, plant and equipment. Net cash used in investing activities during the six months ended June 30, 2023 resulted primarily from acquisitions of $102.7 million, purchases of property, plant and equipment of $48.5 million, and minority investments of $9.3 million, offset by $11.8 million of proceeds from sale of minority investment and $10.7 million of net proceeds from sales of property, plant and equipment.

Net cash provided by financing activities during the six months ended June 30, 2024, was primarily from proceeds from our revolving line of credit of $1,073.3 million, proceeds from long-term debt of $805.7 million, proceeds from our public offering of common stock, $402.9 million, offset by the repayment of our revolving line of credit of $840.1 million, the repayment of our 2012 Note Purchase Agreement of $100.0 million and the payment of dividends to common shareholders of $15.0 million. Increased borrowings were used primarily to fund our major acquisitions during the period. Net cash used in financing activities during the six months ended June 30, 2023, was primarily from cash paid for purchases of common stock under our repurchase program of $22.4 million and $14.7 million for the payment of dividends.

Share Repurchase Program

During the three and six months ended June 30, 2024, we did not purchase any shares under the 2023 Repurchase Program. Please read Note 13, Shareholder's Equity, in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our share repurchase program.

Public Offering

In May 2024, the Company completed an underwritten public offering (the “Offering”) in which the Company issued and sold 6,000,000 shares of its common stock at a public offering price of $67.29 per share. The Company received net proceeds of approximately $403.0 million after deducting underwriting fees and other offering expenses.

The Offering was made pursuant to an automatically effective registration statement on Form S-3 and accompanying prospectus filed with the SEC on May 29, 2024, and a final prospectus relating to the Offering filed with the SEC on May 31, 2024.

Credit Facilities

We have a total outstanding debt of $2.1 billion as of June 30, 2024, and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million.

For a summary of the fair and carrying values of our outstanding debt as of June 30, 2024, and December 31, 2023, please read Note 8, Debt and Note 9, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility please read, Note 12, Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, we had no off-balance sheet arrangements.

As of June 30, 2024, we were in compliance with the financial covenants of these debt agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there were no material changes in our exposure to market risk from December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. As of June 30, 2024, other than as disclosed in Note 16, Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q the Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company is permitted to purchase up to $500 million of shares of its common stock over a two-year period. The Company did not make any purchases of its common stock during the quarter ended June 30, 2024.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

On March 11, 2024, Dr. Cynthia Friend, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Dr. Friend’s plan provides for the sale of up to 1,785 shares of the Company’s common stock through December 31, 2024. Any sales completed by Dr. Friend pursuant to the plan will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed May 30, 2024).
10.1^

Asset Purchase Agreement, dated as of April 17, 2024, by and between Bruker Corporation and NanoString Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed April 22, 2024).

10.2^*

Most Favored Lender Notice, dated as of April 11, 2024, delivered by the Company to the Purchasers named in the Purchaser Schedule to the Note Purchase Agreement, dated as of February 1, 2024, by and among Bruker Corporation and the Purchasers party thereto.

10.3^*

Most Favored Lender Notice, dated as of April 11, 2024, delivered by the Company to the Purchasers named in the Purchaser Schedule to the Note Purchase Agreement, dated as of February 8, 2024, by and among Bruker Corporation and the Purchasers party thereto.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL (included in Exhibit 101)

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

Date: August 9, 2024	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)