Form 10-Q
period 2024-09-30
BRUKER CORP
filed 2024-11-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common Stock, $0.01 par value per share	151,598,240 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3
	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4:	Controls and Procedures	45
Part II	OTHER INFORMATION	46
Item 1:	Legal Proceedings	46
Item 1A:	Risk Factors	46
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5:	Other Information	47
Item 6:	Exhibits	48
	Signatures	49

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$148.1	$488.3
Accounts receivable, net	538.4	492.0
Inventories	1,220.4	968.3
Other current assets	284.5	215.6
Total current assets	2,191.4	2,164.2
Property, plant and equipment, net	693.9	599.7
Goodwill	1,474.6	582.6
Intangible assets, net	1,026.5	330.5
Operating lease assets	147.5	91.7
Deferred tax assets	340.9	297.2
Other long-term assets	238.1	184.0
Total assets	$6,112.9	$4,249.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$32.8	$121.2
Accounts payable	227.5	202.7
Deferred revenue and customer advances	466.7	400.0
Other current liabilities	595.1	478.2
Total current liabilities	1,322.1	1,202.1

Long-term debt	2,264.5	1,160.3
Long-term deferred revenue and customer advances	94.2	91.5
Deferred tax liabilities	178.4	67.7
Operating lease liabilities	120.5	74.8
Accrued pension	83.8	76.6
Other long-term liabilities	206.3	163.6
Total liabilities	$4,269.8	$2,836.6

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	18.0	18.7
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 182,373,563 and 175,943,705 shares issued and 151,594,684 and 145,164,826 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1.8	1.7
Treasury stock, at cost, 30,778,879 shares at September 30, 2024, and December 31, 2023, respectively	(1,237.2)	(1,237.2)
Additional paid-in capital	704.1	282.9
Retained earnings	2,400.6	2,323.8
Accumulated other comprehensive (loss) income, net of tax	(62.3)	6.0
Total shareholders’ equity attributable to Bruker Corporation	1,807.0	1,377.2
Noncontrolling interests in consolidated subsidiaries	18.1	17.4
Total shareholders’ equity	1,825.1	1,394.6
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,112.9	$4,249.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$709.3	$615.1	$1,950.6	$1,741.8
Service and other revenue	155.1	127.7	436.2	368.2
Total revenue	864.4	742.8	2,386.8	2,110.0
Cost of product revenue	349.3	293.0	967.0	823.0
Cost of service and other revenue	96.3	67.0	263.6	204.0
Total cost of revenue	445.6	360.0	1,230.6	1,027.0
Gross profit	418.8	382.8	1,156.2	1,083.0
Operating expenses:
Selling, general and administrative	229.9	177.6	646.5	518.2
Research and development	98.1	71.3	272.1	211.3
Other charges, net	22.7	9.4	56.6	20.1
Total operating expenses	350.7	258.3	975.2	749.6
Operating income	68.1	124.5	181.0	333.4
Interest and other income (expense), net	(12.8)	(5.3)	(30.2)	(30.1)
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	55.3	119.2	150.8	303.3
Income tax provision	14.8	30.8	50.7	80.6
Equity in income (losses) of unconsolidated investees, net of tax	(0.2)	0.3	(0.2)	1.2
Net income	40.3	88.7	99.9	223.9
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(0.6)	0.6	0.5	2.2
Net income attributable to Bruker Corporation	$40.9	$88.1	$99.4	$221.7
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.27	$0.60	$0.67	$1.51
Diluted	$0.27	$0.60	$0.67	$1.50
Weighted average common shares outstanding:
Basic	151.5	146.6	148.1	146.7
Diluted	152.0	147.3	148.7	147.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$40.3	$88.7	$99.9	$223.9
Other comprehensive loss:
Foreign currency translation adjustments, net of tax expense (benefit) of $2.3, $(0.1), $0.1, and $(0.9), respectively	67.1	(52.2)	(39.0)	(16.1)
Financial Instruments designated as hedging instruments net of tax expense (benefit) of $26.1, $(6.7), $9.3, and $1.6, respectively	(83.4)	21.5	(28.8)	(5.1)
Pension and other postretirement benefit liability adjustments net of tax expense (benefit) of $0.1, $(0.0), $0.1, and $(0.6), respectively	(0.7)	—	(0.2)	0.8
Total other comprehensive loss	(17.0)	(30.7)	(68.0)	(20.4)
Total Comprehensive income	23.3	58.0	31.9	203.5
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.3	1.6	2.9
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	0.4	(0.8)	(0.8)	(1.1)
Total Comprehensive income attributable to Bruker Corporation	$22.6	$58.5	$31.1	$201.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765		—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive loss	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9
Stock options exercised	—	24,484	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	1,404	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.8	—	—	4.8	—	4.8
Employee stock purchase plan	—	31,291	—	—	—	2.1	—	—	2.1	—	2.1
Public Offering, net of issuance costs of $0.8 million		6,000,000	0.1			402.9			403.0		403.0
Cash dividends paid to common shareholders ($0.05 per share)	—		—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	7.6	—	7.6	0.3	7.9
Other comprehensive loss	(0.1)	—	—	—	—	—	—	(36.3)	(36.3)	(0.1)	(36.4)
Balance at June 30, 2024	$17.5	151,391,821	$1.8	30,778,879	$(1,237.2)	$701.3	$2,367.3	$(44.0)	$1,789.2	$17.8	$1,807.0
Stock options exercised	—	15,418	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	187,445	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation	0.1	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	40.9	—	40.9	(0.4)	40.5
Other comprehensive income (loss)	0.6	—	—	—	—	—	—	(18.3)	(18.3)	0.7	(17.6)
Balance at September 30, 2024	$18.0	151,594,684	$1.8	30,778,879	$(1,237.2)	$704.1	$2,400.6	$(62.3)	$1,807.0	$18.1	$1,825.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	34,957	—	—	—	0.7	—	—	0.7	—	0.7
Restricted stock units vested	—	18,463	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(315,318)	—	315,318	(22.2)	(0.1)	—	—	(22.3)	—	(22.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	2.3	—	—	—	—	—	—	—	—	—	—
Other shareholders of majority-owned acquisitions	3.6	—	—	—	—	—	—	—	—	—	—
Proceeds from the sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	5.3	5.3
Consolidated net income (loss)	(0.1)	—	—	—	—	—	76.5	—	76.5	1.0	77.5
Other comprehensive income	0.1	—	—	—	—	—	—	14.8	14.8	0.3	15.1
Balance at March 31, 2023	$12.0	146,761,246	$1.7	28,681,760	$(1,107.2)	$261.1	$1,995.1	$29.6	$1,180.3	$18.5	$1,198.8
Stock options exercised	—	26,265	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	2,897	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.1	—	—	4.1	—	4.1
Employee stock purchase plan	—	26,667	—	—	—	1.8	—	—	1.8	—	1.8
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Biognosys acquisition - other shareholders	0.2	—	—	—	—	—	—	—	—	—	—
Loan to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	57.1	—	57.1	1.1	58.2
Other comprehensive income (loss)	0.1	—	—	—	—	—	—	(5.2)	(5.2)	0.2	(5.0)
Balance at June 30, 2023	$11.9	146,817,075	$1.7	$28,681,760.0	$(1,107.2)	$267.5	$2,044.8	$24.4	$1,231.2	$19.5	$1,250.7
Stock options exercised	—	137,291	—	—	—	5.2	—	—	5.2	—	5.2
Restricted stock units vested	—	190,408	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Shares repurchased	—	(1,243,461)	—	1,243,461	(79.7)	(0.6)	—	—	(80.3)	—	(80.3)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Other shareholders of majority-owned acquisitions	6.0	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	88.1	—	88.1	1.0	89.1
Other comprehensive loss	(0.4)	—	—	—	—	—	—	(29.6)	(29.6)	(0.7)	(30.3)
Balance at September 30, 2023	$17.1	145,901,313	$1.7	$29,925,221.0	$(1,186.9)	$273.7	$2,125.5	$(5.2)	$1,208.8	$18.3	$1,227.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$99.9	$223.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	130.9	77.6
Stock-based compensation expense	18.5	17.8
Deferred income taxes	(44.2)	12.8
Impairment of minority investments and other long-lived assets	27.5	19.5
Gain on sale of minority investment	—	(6.8)
Loss (Gain) on sale of property, plant and equipment	2.5	(9.4)
Other non-cash (income) expenses, net	(4.6)	18.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	10.7	(12.4)
Inventories	(105.1)	(147.3)
Accounts payable and accrued expenses	26.5	11.1
Income taxes payable, net	(17.4)	(13.5)
Deferred revenue and customer advances	(49.3)	6.5
Other changes in operating assets and liabilities, net	(34.6)	(53.5)
Net cash provided by operating activities	61.3	144.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(78.6)	(75.4)
Proceeds from sale of minority investment	—	11.8
Cash paid for minority investments	(46.0)	(19.3)
Cash paid for acquisitions, net of cash acquired	(1,576.7)	(222.3)
Proceeds from sales of property, plant and equipment	0.9	10.9
Net proceeds from cross-currency swap agreements	3.7	5.1
Net cash used in investing activities	(1,696.7)	(289.2)
Cash flows from financing activities:
Repayments of revolving line of credit	(988.6)	—
Proceeds from revolving line of credit	1,073.4	—
Repayment of other debt, net	(16.5)	(7.0)
Proceeds from 2024 Note Purchase Agreements	472.1	—
Proceeds from 2024 Term Loan Agreements	495.6	—
Proceeds from other long-term debt	4.8	3.2
Repayment of 2012 Note Purchase Agreement	(100.0)	—
Repayment of 2019 Term Note Agreement	(11.3)	(11.3)
Payment of deferred financing costs	(5.5)	—
Proceeds from Public Offering of common stock, net of issuance costs	403.0	—
Proceeds from issuance of common stock under employee stock plans, net	2.8	4.8
Payment of contingent consideration	(1.4)	(2.7)
Payment of dividends to common shareholders	(22.6)	(22.1)
Repurchase of common stock	—	(101.9)
Proceeds from (payment for) the sale (purchase) of noncontrolling interests	(1.0)	3.5
Net cash provided by (used in) financing activities	1,304.8	(133.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.3)	(3.7)
Net (decrease) in cash, cash equivalents and restricted cash	(339.9)	(281.8)
Cash, cash equivalents and restricted cash at beginning of period	491.6	648.7
Cash, cash equivalents and restricted cash at end of period	$151.7	$366.9
Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.3	$3.2
Restricted cash period ending balance	$3.6	$3.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2024, and December 31, 2023, and for the three and nine months ended September 30, 2024, and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

Significant Accounting Policies

The Company’s significant accounting policies as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, continue to be applied at September 30, 2024. In addition, the Company has implemented two additional significant accounting policies as a result of activities that occurred in the quarter ended June 30, 2024:

Multi-Currency Notional Cash Pooling Policy: Effective during the quarter ended June 30, 2024, the Company entered into a master netting arrangement with a third-party financial institution whereby certain subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of the master netting arrangement, the participating subsidiaries combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. At September 30, 2024, the net positive cash balance related to this pooling arrangement is included in cash, and cash equivalents in the consolidated balance sheets.

Revenue Recognition Policy – Instrument rental and reagent agreements: Revenues from instrument rental and reagent agreements provide customers with the right to use the Company’s instruments upon entering into multi-year agreements to purchase annual minimum amounts of reagents. These types of agreements include an embedded lease relating to the customer’s right to use the Company’s instruments over the period of the agreement. The agreement transaction price is allocated between the instrument and the reagents based on their relative standalone selling prices. When collectability of payments due is probable, reagent rental programs that effectively transfer control of instruments to customers are classified as sales-type leases and instrument revenue and cost of revenue are recognized upon the transfer of control to the customer which is often in advance of billings to the customer. The Company’s right to future consideration from reagent purchases under the agreement is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Agreements that do not meet the criteria to be classified as a sales-type lease are classified as operating leases. Lease revenues from these agreements are presented in product revenue in the consolidated statements of income.

Risks and Uncertainties

The Company is subject to the same risks and uncertainties as disclosed in its Annual Report on Form 10-K filed with the SEC on February 29, 2024.

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

3.
Revenue

The following table present the Company’s revenues by Segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Segment:
BSI BioSpin	$233.0	$198.3	$633.3	$540.6
BSI CALID	279.4	239.3	772.9	703.2
BSI NANO	287.1	238.7	780.0	673.4
BEST	68.7	70.6	210.9	205.5
Eliminations (a)	(3.8)	(4.1)	(10.3)	(12.7)
Total revenue	$864.4	$742.8	$2,386.8	$2,110.0
(a)
Represents product and service revenue between reportable segments.

Revenue for the Company recognized at a point in time versus over time is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$741.5	$643.1	$2,036.5	$1,828.5
Revenue recognized over time	122.9	99.7	350.3	281.5
Total revenue	$864.4	$742.8	$2,386.8	$2,110.0

The following table presents the Company’s revenue by End Customer Geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by End Customer Geography:
United States	$239.0	$211.1	$677.5	$565.5
Germany	74.3	78.0	224.6	202.1
Rest of Europe	215.6	174.0	586.0	495.0
China	121.3	136.7	357.4	360.8
Rest of Asia Pacific	141.1	92.6	354.3	332.0
Other	73.1	50.4	187.0	154.6
Total revenue	$864.4	$742.8	$2,386.8	$2,110.0

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2024, remaining performance obligations were approximately $2,207.2 million.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, note receivables and unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts and revenues from certain instrument rental and reagent agreements are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are classified as either other current assets or other long-term assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2024, and December 31, 2023, was $118.0 million and $85.8 million, respectively.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheets based on the timing of when revenue recognition is expected. As of September 30, 2024 and December 31, 2023, the contract liabilities were $560.9 million and $491.4 million, respectively of which $466.7 million and $400.0 million respectively, consist of the current portion of these contract liabilities. The increase in the contract liability balance during the nine months ended September 30, 2024, is primarily the result of new cash payments received, which was offset in part by satisfying performance obligations. Approximately $294.2 million of the contract liability balance on December 31, 2023 was recognized as revenue during the nine months ended September 30, 2024.

4.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$434.3	$371.2
Work-in-process	402.0	314.9
Finished goods	273.3	183.9
Demonstration units	110.8	98.3
Total Inventories	$1,220.4	$968.3

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of September 30, 2024 and December 31, 2023, the value of finished goods inventory-in-transit was $59.3 million and $48.6 million, respectively.

5.
Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Unbilled receivables	$107.7	$82.6
Income and other taxes receivable	66.8	45.9
Prepaid expenses	35.6	26.7
Deposits with vendors	34.3	28.8
Interest rate cross-currency swap agreements	9.0	12.0
Other assets	31.1	19.6
Other current assets	$284.5	$215.6

6.
Acquisitions

The Company does not expect the amounts allocated to goodwill to be deductible for tax purposes.

2024

In the nine months ended September 30, 2024, the Company completed various acquisitions that collectively complemented its existing product offerings of the Company’s existing businesses. The following table reflects the consideration transferred and the respective reportable segment for certain of the 2024 acquisitions (in millions):

	NanoString Technologies, Inc.	ELITechGroup	Chemspeed Technologies AG	Other	Total
Segment	BSI NANO	BSI CALID	BSI BBIO	Various
Consideration Transferred:
Cash paid	$392.6	$951.9	$175.4	$107.1	$1,627.0
Cash acquired	(0.5)	(43.4)	(0.6)	(7.6)	(52.1)
Fair value of contingent consideration	—	—	—	13.4	13.4
Working capital and other closing adjustments	—	22.7	—	2.5	25.2
Total consideration transferred, net of cash acquired	$392.1	$931.2	$174.8	$115.4	$1,613.5
Allocation of Consideration Transferred:
Accounts receivable	$16.8	$30.6	$7.0	$2.9	$57.3
Inventories	51.5	31.6	48.7	29.4	161.2
Other current assets	8.9	15.7	1.4	1.1	27.1
Property, plant and equipment	31.0	36.2	1.8	0.9	69.9
Other assets	20.3	41.3	17.3	3.4	82.3
Intangible assets:
Technology	76.0	193.3	27.9	34.9	332.1
Customer relationships	71.0	236.3	51.5	5.7	364.5
Backlog	—	0.5	9.4	4.9	14.8
Trade name	20.0	12.3	4.8	2.2	39.3
Goodwill	181.8	500.1	123.5	68.6	874.0
Deferred taxes (net)	—	(99.8)	(14.7)	(2.5)	(117.0)
Liabilities assumed	(85.2)	(66.9)	(103.8)	(36.1)	(292.0)
Total consideration allocated	$392.1	$931.2	$174.8	$115.4	$1,613.5

NanoString Technologies, Inc.

On May 6, 2024, the Company acquired substantially all of the assets and rights associated with the business of NanoString Technologies, Inc. including the equity interests of the six subsidiaries (collectively, “NanoString”) for approximately $392.6 million in cash consideration. The Company also assumed certain of its liabilities, including potential liabilities associated with ongoing litigations. See Note 17, Commitments and Contingencies for more details on these litigations.

NanoString develops end-to-end research solutions in the spatial biology field and provides life-science research solutions for spatial transcriptomics and gene expression analysis which have been critical in enabling scientists and medical researchers to advance vital discovery, translational, and pre-clinical disease research. NanoString is headquartered in Seattle, Washington, and will be integrated into BSI NANO Segment. NanoString forms part of the Company’s Bruker Spatial Biology division, which was formed to coordinate the Company’s spatial platforms across spatial genomics, transcriptomics, and proteomics.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. During the third quarter of 2024 the Company recorded certain measurement period adjustments relating to the provisional amounts recorded for intangible assets and goodwill relating to updates to the Company’s valuation and other assumptions. These measurement period adjustments were not material and there was no material impact to the Company's consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital, reflecting a market discount rate. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company believes goodwill represents the future economic benefits of the acquisition that are not individually identifiable, such as synergies between the acquired assets and the Company’s existing spatial biology platforms.

The amortization period for the intangible assets acquired is calculated based on the estimated recovery of future cash flows. The Company has determined the appropriate life of the intangible assets to be twelve years for tradename and developed technology, and fifteen years for customer relationships.

ELITechGroup

On April 30, 2024, the Company acquired 100% of the outstanding share capital of TecInvest S.à r.l, Eliman 1 S.à r.l,, and Eliman 2 S.à r.l, and their 100% interests in 18 subsidiaries (collectively “ELITech” or “ELITech Group”) for $951.9 million of cash consideration before allowing for customary closing adjustments that occurred in the third quarter of 2024. The total consideration transferred was $931.2 million net of cash acquired and customary closing adjustments. ELITechGroup’s subsidiaries are active in the molecular diagnostics, microbiology and biomedical testing equipment field and, as such, have been integrated into the BSI CALID Segment. ELITech’s primary locations include Turin in Italy, Signes in France, Logan in Utah and Bothell in Washington.

The Company has recorded a provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available to us as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of the consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. During the third quarter of 2024, as a result of the finalization of the contractual net working capital adjustment, the Company recorded a measurement period adjustment to the carrying amount of goodwill. This measurement period adjustment was not material. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital, reflecting a market discount rate. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill.

The Company believes goodwill to represent future economic benefits of the acquisition that are not individually identifiable, primarily expected synergies from combining the businesses such as the elimination of surplus facilities and headcount, and the utilization of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products and services.

The amortization period for the intangible assets acquired ranges from five to fifteen years for customer relationships, ten to fourteen years for developed technology, six years for tradename, and four years for a favorable executory contract.

Chemspeed Technologies AG

On March 6, 2024, the Company acquired 100% of the outstanding share capital of Chemspeed Technologies AG and its wholly owned subsidiaries: Chemspeed Technologies Inc., Chemspeed Technologies Ltd., and Chemspeed Technologies GmbH, (collectively “Chemspeed”) for cash consideration of 154.7 million CHF (approximately $175.4 million). Chemspeed provides automated laboratory research and development and quality control workflow solutions in a wide range of chemical research fields. Chemspeed is domiciled in Füllinsdorf, Switzerland and was integrated into the BSI BBIO Segment.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of the consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. During the second quarter of 2024 the Company recorded certain measurement period adjustments relating the provisional amounts recorded for accounts receivable, inventory, deferred revenue, intangible assets and goodwill relating to updates to the Company’s valuation and other assumptions. These measurement period adjustments were not material and there was no impact to the Company's consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital, reflecting a market discount rate. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company believes goodwill represents the future economic benefits of the acquisition that are not individually identifiable. The Company expects significant synergies related to the acquired technology that will be integrated into Bruker’s existing platforms to offer a full set of lab workplace automated solutions.

The amortization period for the intangible assets acquired is ten years for the trade name, seven years for the developed technology and fifteen years for the customer relationships. The Company expects to amortize backlog through the first quarter of 2026.

Supplemental Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined GAAP revenue and net income (loss) results of the Company as though the acquisitions of ELITech and Chemspeed had been completed on January 1, 2023 (in millions):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$864.4	$—	$864.4	$837.6	$—	$837.6
Net income (loss)	$40.9	$1.8	$42.7	$44.2	$(19.0)	$25.2

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$2,446.4	$—	$2,446.4	$2,374.3	$—	$2,374.3
Net income (loss)	$88.2	$(15.7)	$72.5	$68.8	$(64.9)	$3.9

The pro forma financial information above for the three and nine month periods ended September 30, 2023 also include the results of NanoString as though this asset acquisition had been completed on January 1, 2023.

NanoString was unable to file its Annual Report on Form 10-K for the year ended December 31, 2023, under the Securities and Exchange Act of 1934, as amended, following NanoString and certain of its subsidiaries filing voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 4, 2024. Further, management considers that results of NanoString for the period from January 1, 2024, through May 6, 2024, are unlikely to be meaningful to users of these financial statements given the operations and financial results of NanoString were inherently materially impacted by the bankruptcy declaration. Accordingly, the pro forma financial information for the three and nine month periods ended September 30, 2024 do not include the results of NanoString from January 1, 2024, through its acquisition date of May 6, 2024, as it is impractical to obtain meaningful and reliable historical financial statements after the quarter ended September 30, 2023.

The pro forma adjustments that impact net income (loss) include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (increase) decrease in amortization and depreciation expense associated with tangible and intangible assets	$1.8	$(9.0)	$(2.4)	$(34.9)
Net increase in interest expense	—	(10.0)	(13.3)	(30.0)
Total pro forma adjustments - net income (loss)	$1.8	$(19.0)	$(15.7)	$(64.9)

The supplemental pro forma financial information presented above is for illustrative purposes only and does not include the pro forma adjustments that would be required under Article 11 of Regulation S-X for pro forma financial information. This supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the NanoString, ELITech and Chemspeed acquisitions had been completed on January 1, 2023. No effect has been given for synergies, if any, that may have been achieved through the acquisitions nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

Other 2024 Acquisitions

In the nine months ended September 30, 2024, the Company acquired other businesses which were accounted for under the acquisition method that complemented the Company’s existing product offerings.

The Company has recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. The fair values of these identifiable intangible assets have been estimated using the income approach through a discounted cash flow analysis. The cash flow analysis is based on the forecasts used by the Company to price the acquisitions, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital, reflecting a market discount rate. The amortization period for the intangible assets acquired is seven to eleven years for the technology. The fair values of the trade name and customer relationships of certain acquisitions were not material, and were expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through September 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material, therefore, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included.

The following table reflects the consideration transferred and the respective reportable segment for the acquisition (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration, net of Cash Acquired	Cash Consideration
Nanophoton Corporation	February 5, 2024	BSI CALID	13.3	10.8
Spectral Instruments Imaging LLC	February 1, 2024	BSI BBIO	29.3	29.0
Nion, LLC	January 2, 2024	BSI NANO	42.9	37.4
Tornado Spectral Systems, Inc.	January 1, 2024	BSI CALID	22.3	22.6
Other (In aggregate)	Various	Various	7.6	7.3
			$115.4	$107.1

During the third quarter of 2024, the pre-acquisition tax returns were filed with the tax authorities and the acquired net operating losses and tax positions were finalized for some of the acquired entities, which resulted in an increase of goodwill of $4.7 million.

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

The amortization period for the intangible assets acquired is six years for the technology and fourteen years for the customer relationships. The fair value of the trade name was not material and was expensed in full in the three months ended March 31, 2024. For the period from the date of acquisition through September 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material.

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

The amortization period for the intangible assets acquired is seven years for the technology and the trade name, and fifteen years for the customer relationships. Backlog will be amortized through the fourth quarter of 2027. For the period from the date of acquisition through September 30, 2024, the revenues and results of operations included in the consolidated financial statements of the Company were not material.

Results of acquired operations

Results from the 2024 acquisitions included in the consolidated financial statements of the Company from the acquisition dates through September 30, 2024 include revenues of $158.6 million and pre-tax losses totaling $75.4 million. Pre-tax losses include purchased intangible amortization and step up inventory costs related to the acquisitions as well as acquisition related expenses, which are were recorded within "Other charges, net" in the consolidated statements of income. Acquisition related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

See Note 19, Subsequent Events, for information related to an additional acquisition completed by the Company following September 30, 2024.

2023

In the nine months ended September 30, 2023, the Company completed the following acquisitions that complemented the Company’s existing product offerings. The following table reflects the consideration transferred and the reportable segment for these acquisitions (in millions):

	Biognosys, AG		Zontal, Inc.
Segment	BSI CALID		BSI BioSpin
Consideration Transferred:
Cash paid	$73.6		$14.8
Cash acquired	(9.5)		(0.3)
Holdback	0.2		—
Fair value of hybrid financial instruments – founders	—		18.5
Fair value of redeemable noncontrolling interest – other shareholders	2.5		—
Fair value of contingent consideration	—		0.5
Total consideration transferred	$66.8		$33.5
Allocation of Consideration Transferred:
Accounts receivable	$3.6		$0.7
Inventories	0.4		—
Other current assets	0.9		0.3
Property, plant and equipment	8.0		—
Other assets	4.3		2.5
Intangible assets:
Technology	10.2		5.8
Customer relationships	13.8		4.0
Trade name	2.7		1.1
Backlog	0.8		0.2
Goodwill	47.5		25.9
Liabilities assumed	(25.4)	(a)	(7.0)
Total consideration allocated	$66.8		$33.5

(a) This amount includes assumed liability for employee awards of $6.3 million on the acquisition date and was settled in the period ended March 31, 2023.

Zontal, Inc.

On May 4, 2023, Bruker Switzerland AG, a wholly owned subsidiary of the Company acquired 60% of the outstanding share capital of OSTHUS Beteiligungs GmbH and its wholly owned subsidiaries: OSTHUS Group GmbH, Zontal Inc., Zontal GmbH, and Zontal Data Information Technology (Dalian) co., Ltd, (collectively, the “Zontal Companies”) for EUR 13.4 million (approximately $14.8 million) with the potential for additional consideration of up to $14.4 million if certain revenue and EBITDA targets are met through 2025. Zontal, Inc, is the main operating company. The Zontal Companies offer various software applications and integrations including data management (Informatics and SDMS), which enables customers to harmonize, preserve and reuse their data to generate efficiencies and automate workflows. The Zontal Companies are domiciled in Aachen, Germany, and are integrated into the BSI BioSpin Segment.

Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 40% of the Zontal Companies at a contractually defined redemption value exercisable in 2027 and 2031. The rights (embedded derivative) to the option shares can be exercised at a discounted redemption value upon certain events related to post combination employment services. As the options are tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. The hybrid instrument associated with the options is initially measured at fair value on the acquisition date. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

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

Other 2023 Acquisitions

During the nine months ended September 30, 2023, the Company acquired other businesses which were accounted for under the acquisition method that complemented the Company's existing product offerings. The following table reflects the consideration transferred and the respective reportable segment for these acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration	Cash Consideration
Interherence GmbH	July 3, 2023	BSI CALID	$17.3	$3.9
Fasmatech Science SA	March 3, 2023	BSI CALID	10.3	8.4
Other (In aggregate)	Various	Various	16.2	11.2
			$43.8	$23.5

7.
Minority and Equity-method Investments

2024

During the nine months ended September 30, 2024, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
NovAliX	Other long-term assets	July 31, 2024	$49.0	$33.8
Other minority investments	Other long-term assets	Various	12.2	12.2
			$61.2	$46.0

On July 31, 2024, the Company acquired a minority equity interest in NovAliX a preclinical contract research organization specializing in expert drug discovery services, headquartered in Strasbourg, France. The Company obtained a 30% interest in NovAliX’s common stock in exchange for consideration of EUR 31.5 million (approximately $33.8 million). The Company accounts for its investment in NovAliX using the equity-method of accounting. Concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034. The Company recognized a liability, classified in other long-term liabilities in the consolidated balance sheet, related to the potential obligation to acquire the remaining equity interests if the purchase option is exercised, estimated at EUR 13.6 million (approximately $15.2 million) using the discounted cash flow method.

In the three and nine months ended September 30, 2024, the Company recognized $4.4 and $24.6 million impairment charges, respectively, to write down the carrying value of certain minority investments which are accounted for under the measurement alternative. Included in these impairment charges are changes in value of certain investments based on established pricing for additional financing rounds. The impairment charges are included in “Interest and other income (expense), net” in the consolidated statements of income and comprehensive income.

2023

During the nine months ended September 30, 2023, the Company completed several minority investments. These investments are accounted for under the measurement alternative, and as such, the investment values also represent the carrying value at September 30, 2023. The following table reflects the consideration transferred for the investments (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other Investments	Other long-term assets	Various	19.2	19.2
			19.2	19.2

In the three months ended September 30, 2023, the Company did not record any realized gains or impairment charges related to its minority investments. In the nine months ended September 30, 2023, the Company recorded a realized gain of $6.8 million from the sale of a minority investment. In the nine months ended September 30, 2023, the Company recognized $18.3 million in impairment charges to write down the carrying value of certain minority investments. The realized gain and impairment charge are included in “Interest and other income (expense), net” in the consolidated statements of income and comprehensive income.

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2023	$582.6
Current period additions/adjustments	874.0
Foreign currency effect	18.0
Balance at September 30, 2024	$1,474.6

Intangible Assets

The following is a summary of intangible assets (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$768.3	$(285.3)	$483.0	$428.3	$(250.4)	$177.9
Customer relationships	599.1	(120.6)	478.5	227.4	(93.5)	133.9
Trade names	68.6	(14.7)	53.9	28.4	(10.1)	18.3
Other	17.4	(6.3)	11.1	2.2	(1.8)	0.4
Intangible assets	$1,453.4	$(426.9)	$1,026.5	$686.3	$(355.8)	$330.5

For the three months ended September 30, 2024, and 2023, the Company recorded amortization expense of $28.8 million and $11.5 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2024, and 2023, the Company recorded amortization expense of $70.1 million and $33.4 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. See Note 15, Other Charges, Net for discussion related to the impairment of intangible and other long-lived assets in connection with the Company’s restructuring plans for the three and nine months ended September 30, 2024.

9.
Debt

The Company’s debt obligations consist of the following (in millions):

	September 30, 2024	December 31, 2023
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2027	$175.4	$—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2029	175.4	—
CHF notes (in U.S. Dollars) under the 2024 Term Loan Agreement due 2031	177.7	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2034	59.2	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2036	232.1	—
CHF notes (in U.S. Dollars) under the 2024 Note Purchase Agreement due 2039	219.1	—
EUR notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	167.3	165.8
CHF notes (in U.S. Dollars) under the 2021 Note Purchase Agreement due 2031	355.3	356.9
CHF notes (in U.S. Dollars) under the 2019 Note Purchase Agreement due 2029	351.7	353.3
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement	88.8	—
U.S. Dollar notes under the 2019 Term Loan Agreement, annual payments of $15.0 and balloon payment due 2026	267.0	278.3
U.S. Dollar notes under the 2012 Note Purchase Agreement due 2024	—	100.0
Unamortized debt issuance costs	(3.2)	(1.3)
Other loans	12.4	7.6
Total notes and loans outstanding	2,278.2	1,260.6
Finance lease obligations	19.1	20.9
Total debt	2,297.3	1,281.5
Current portion of long-term debt and finance lease obligations	(32.8)	(121.2)
Total long-term debt, less current portion	$2,264.5	$1,160.3

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2024 Revolving Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2024 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement	0.77%	$900.0	$88.8	$0.3	$810.9
Bank guarantees and working capital line	varies	158.6	—	158.6	—
Total revolving lines of credit		$1,058.6	$88.8	$158.9	$810.9

The fair value of the Company's long-term fixed interest rate debt was $1,369.9 million and $883.3 million as of September 30, 2024, and December 31, 2023, respectively. The fair value was based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The carrying value of the Company's variable rate debt approximates its fair value at September 30, 2024, and December 31, 2023.

As of September 30, 2024, the Company was in compliance with the financial covenants of all debt agreements.

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

On October 16, 2024, the Company repaid CHF 50 million (approximately $58 million) of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement.

On October 1, 2024, the Company borrowed CHF 150 million (approximately $177 million), under the 2024 Amended and Restated Revolving Credit Agreement.

On September 27, 2024, the Company repaid CHF 125 million (approximately $149 million) of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement.

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

10.
Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments recorded at fair value on a recurring basis and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

September 30, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$18.3	$—	$18.3	$—
Interest rate and cross-currency swap agreements	13.5	—	13.5	—
Forward currency contracts	1.0	—	1.0	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.2	—	0.2	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$34.7	$—	$33.5	$1.2
Liabilities:
Contingent consideration	$21.5	$—	$—	$21.5
Hybrid instruments liabilities	73.7	—	—	73.7
Liability awards	0.4	—	—	0.4
Interest rate and cross-currency swap agreements	26.8	—	26.8	—
Forward currency contracts	1.1	—	1.1	—
Equity interest purchase option liability	15.2	—	—	15.2
Total liabilities recorded at fair value	$138.7	$—	$27.9	$110.8

December 31, 2023	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$226.9	$—	$226.9	$—
Interest rate and cross-currency swap agreements	20.3	—	20.3	—
Forward currency contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	1.2	—	1.2	—
Fixed price commodity contracts	0.3	—	0.3	—
Debt securities available for sale	1.2	—	—	1.2
Total assets recorded at fair value	$251.2	$—	$250.0	$1.2
Liabilities:
Contingent consideration	$12.3	$—	$—	$12.3
Hybrid instruments liabilities	70.5	—	—	70.5
Liability awards	0.7	—	—	0.7
Interest rate and cross-currency swap agreements	26.8	—	26.8	—
Forward currency contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$110.9	$—	$27.4	$83.5

Derivative financial instruments are classified within Level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the nine months ended September 30, 2024, or the year ended December 31, 2023.

Debt securities:

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

Contingent Consideration:

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2023	$12.3
Current period additions	13.4
Current period adjustments	2.3
Current period settlements	(6.6)
Foreign currency effect	0.1
Balance at September 30, 2024	$21.5

Changes in fair value subsequent to acquisition are recognized in “Acquisition-related expenses, net” included in Other Charges, net, in the consolidated statements of income and comprehensive income.

Hybrid instruments liabilities:

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

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2023	$70.5
Acquisitions	—
Current period adjustments	2.9
Current period settlements	(0.1)
Foreign currency effect	0.4
Balance at September 30, 2024	$73.7

See Note 19, Subsequent Events, for information regarding the Company’s exercise of its call option with respect to Mestrelab.

11.
Derivatives and Designated Hedging Instruments

The Company's major exposures relate to foreign exchange rate, interest rate and commodity price risks. Risk management activities related to these risks are as follows:

Foreign Exchange Rate Risk:

The Company’s exposure to foreign exchange rate risk includes translation risk as a result of non-U.S. operations having functional currencies other than the U.S. dollar, which is managed by cross-currency interest rate swap agreements and long-term debt designated as net investment hedges. As of September 30, 2024, the Company had several cross-currency interest rate swap agreements to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivative are recorded in other comprehensive income and remain in accumulated comprehensive income (loss) attributable to Bruker Corporation in shareholders’ equity until the sale or substantial liquidation of the foreign operation.

In addition, the Company has foreign currency exposure at a transaction level and this is addressed by forward currency contracts for significant exposures.

Interest Rate Risk:

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt under the U.S. dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure is managed as part of a cross-currency interest rate swap which involves the Company paying-fixed receiving-float. The objective of this designated cash flow hedge is to offset the variability of cash flows in term loan debt interest payments attributable to changes in SOFR, a contractually specified rate. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. The Company presents the interest rate swap periodic settlements in operating activities in the statement of cash flows.

Commodity Price Risk:

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper-based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. As commodity contracts settle, gains (losses) related to changes in fair values are included within revenues.

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the financial instruments recorded in the consolidated balance sheets as follows (in millions):

	September 30, 2024		December 31, 2023
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Financial instruments designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current assets		$9.0		$12.0
Other assets		4.5		8.3
Other long-term liabilities		(26.8)		(26.8)
	$267.0	$(13.3)	$378.3	$(6.5)
Long-term debt
Long-term debt	1,562.4	(118.0)	876.0	(85.3)
Total financial instruments designated as hedging instruments	$1,829.4	$(131.3)	$1,254.3	$(91.8)
Financial instruments not designated as hedging instruments:
Forward currency contracts
Other current assets	$677.9	$1.0	$177.8	$1.3
Other current liabilities	240.7	(1.1)	311.7	(0.6)
Embedded derivatives in purchase and delivery contracts
Other current assets	18.9	0.5	25.6	1.2
Other current liabilities	1.3	—	0.1	—
Fixed price commodity contracts
Other current assets	3.2	0.2	8.4	0.3
Total financial instruments not designated as hedging instruments	$942.0	$0.6	$523.6	$2.2
Total financial instruments	$2,771.4	$(130.7)	$1,777.9	$(89.6)

The following is a summary of the gain (loss) included in the consolidated statements of income and comprehensive income related to derivative and designated hedging financial instruments (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2024	2023	2024	2023
Financial instruments not designated as hedging instruments
Forward currency contracts	Interest and other income (expense), net	$(9.0)	$(5.5)	$(14.1)	$(4.2)
Embedded derivatives in purchase and delivery contracts	Interest and other income (expense), net	0.4	(0.6)	(0.7)	0.1
		(8.6)	(6.1)	(14.8)	(4.1)
Financial instruments designated as cash flow hedging instruments
Interest rate swap agreements	Interest and other income (expense), net	$2.6	$2.7	$7.9	$7.6
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Interest and other income (expense), net	1.3	2.0	4.2	6.0
		3.9	4.7	12.1	13.6
Total		$(4.7)	$(1.4)	$(2.7)	$9.5

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2024	2023	2024	2023
Financial instruments designated as cash flow hedging instruments
Interest rate swap agreements	Accumulated other comprehensive income, net of tax	$(5.2)	$0.5	$(4.7)	$0.1
		(5.2)	0.5	(4.7)	0.1
Financial instruments designated as net investment hedging instruments
Interest rate cross-currency swap agreements	Accumulated other comprehensive income, net of tax	$(9.3)	$5.5	$0.6	$(2.8)
Long-term debt	Accumulated other comprehensive income, net of tax	(68.9)	15.5	(24.7)	(2.4)
		(78.2)	21.0	(24.1)	(5.2)
Total		$(83.4)	$21.5	$(28.8)	$(5.1)

The Company or its subsidiaries periodically enter into purchase and sales contracts denominated in currencies other than the functional currency of the transacting parties and consequently the Company must separately account for the “embedded derivative” components of these contracts. The Company records the changes in the fair value of these embedded derivatives in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

12.
Provision for Income Taxes

The income tax provision for the three months ended September 30, 2024, and 2023 was $14.8 million and $30.8 million, respectively, representing effective tax rates of 26.8% and 25.8%, respectively. The income tax provision for the nine months ended September 30, 2024, and 2023 was $50.7 million and $80.6 million, respectively, representing effective tax rates of 33.6% and 26.6%, respectively. The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete activities.

The Organization for Economic Co-operation and Development introduced its Pillar Two Framework Model Rules (“Pillar 2”), provides guidance for a global minimum tax. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. The Company is evaluating the potential impact of Pillar 2 on its business, as the countries in which it operates are enacting legislation implementing Pillar 2. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to materially impact its tax liability. The Company will continue to monitor developments in implementation as more countries enact the legislation.

As of September 30, 2024, and December 31, 2023, the Company had gross unrecognized tax benefits, excluding penalties and interest, of approximately $71.7 million and $58.5 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2024, and December 31, 2023, approximately $3.9 million and $5.8 million, respectively, of accrued interest and penalties related to uncertain tax positions were included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest adjustments of $0.4 million and $0.2 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended September 30, 2024, and 2023 respectively. Penalties and interest adjustments of $(1.8) million and $0.8 million were recorded in the provision for income taxes for unrecognized tax benefits during the nine months ended September 30, 2024, and 2023, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2024 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 5.8% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2024.

13.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and net income per common share attributable to Bruker shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Bruker Corporation	$40.9	$88.1	$99.4	$221.7
Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	151.5	146.6	148.1	146.7
Effect of dilutive securities:
Stock options and restricted stock units	0.5	0.7	0.6	0.8
Weighted average common shares outstanding - diluted	152.0	147.3	148.7	147.5
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.27	$0.60	$0.67	$1.51
Diluted	$0.27	$0.60	$0.67	$1.50

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	0.3	0.2	0.3	0.2

14.
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

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At September 30, 2024, $369.9 million remains available for future purchase under the 2023 Repurchase Program.

During the three and nine months ended September 30, 2024, the Company did not purchase any shares under the 2023 Repurchase Program.

During the three and nine months ended September 30, 2023, the Company purchased a total of 1,243,461 shares at an aggregate cost of $79.7 million under the 2023 Repurchase Program. During the nine months ended September 30, 2023, the Company purchased a total of 315,318 shares at an aggregate cost of $22.2 million under the 2021 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases is not material and is recorded in other current liabilities and additional paid in capital. No additional accrual for estimated excise tax was recorded for the nine months ended September 30, 2024.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$0.5	$0.4	$1.4	$1.2
Restricted stock units	4.8	4.2	13.4	11.7
Employee Stock Purchase Plan	0.4	0.2	0.8	0.6
Total stock-based compensation expense	$5.7	$4.8	$15.6	$13.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$0.5	$0.4	$1.3	$1.1
Selling, general and administrative	4.4	3.9	12.4	11.0
Research and development	0.8	0.5	1.9	1.4
Total stock-based compensation expense	$5.7	$4.8	$15.6	$13.5

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.7 million and $0.9 million in the three months ended September 30, 2024, and 2023, respectively, and $2.9 million and $4.3 million in the nine months ended September 30, 2024 and 2023, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At September 30, 2024, the Company expected to recognize pre-tax stock-based compensation expense of $4.9 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 3.1 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $51.3 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 3.0 years.

15.
Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Information technology transformation costs	$2.2	$2.2	$4.9	$3.3
Professional fees incurred in connection with investigations and other legal matters	9.0	0.2	10.5	0.5
Restructuring charges	3.1	3.7	7.8	4.3
Acquisition-related expenses, net	6.8	1.6	28.4	7.4
Other	1.6	1.7	5.0	4.6
Other charges, net	$22.7	$9.4	$56.6	$20.1

Restructuring Initiatives

The following table sets forth the restructuring charges (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1.2	$1.1	$9.8	$1.4
Other charges, net	$3.1	3.7	7.8	4.3
Total	$4.3	$4.8	$17.6	$5.7

The following table sets forth the changes in restructuring reserves (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2023	$13.1	$9.6	$2.9	$0.6
Restructuring charges	17.6	7.6	4.5	5.5
Cash payments	(19.6)	(14.7)	(4.9)	—
Other, non-cash adjustments and foreign currency effect	(5.6)	(0.1)	—	(5.5)
Balance at September 30, 2024	$5.5	$2.4	$2.5	$0.6

In October 2023, the Company announced a restructuring plan associated with Bruker Cellular Analysis or “BCA” (formerly PhenomeX), a component of the NANO reportable segment, to optimize costs and to facilitate integration efforts. The restructuring plan includes a reduction in headcount, consolidation of leased facilities, and a planned change in future product offerings. The restructuring plan is expected to be completed during 2025.

In connection with the BCA restructuring plan, the Company recorded and accrued severance and termination charges of $1.3 million and $7.8 million in the three and nine months ended September 30, 2024, respectively. The Company made payments of $2.8 and $13.5 million in the three and nine months ended September 30, 2024, respectively. The remaining balance of accrued severance at September 30, 2024 is expected to be paid during the first half of 2025. As it relates to the consolidation of leased BCA facilities, the Company recorded an impairment charge against operating lease right of use assets of $1.5 million in the nine months ended September 30, 2024, with no additional impairment charge in the three months ended September 30, 2024. As of September 30, 2024, the Company does not expect any material impairment or termination charges in connection with the expected modification or termination of active operating leases. Due to delays in consolidating facilities, certain inventories that are expiring or have expired will no longer be usable for the manufacture of products. The cost of scrapped inventories of $4.7 million for the three and nine months ended September 30, 2024 was charged to product restructuring costs.

In April 2024, the Company announced a global restructuring program to reduce personnel costs affecting the BBIO, NANO and CALID Segments. The restructuring plan is expected to be completed during the first half of 2025. The Company recorded and accrued severance and termination charges of $2.3 million and $3.1 million in the three and nine months ended September 30, 2024, respectively. The Company made payments of $1.7 million and $2.8 million in the three and nine months ended September 30, 2024, respectively. The remaining balance of accrued severance at September 30, 2024 is expected to be paid during the first half of 2025. In connection with this restructuring plan, the Company closed one of its R&D facilities and recorded an impairment charge of $0.4 million for one of its technology intangible assets for the nine months ended September 30, 2024, with no additional impairment charge in the three months ended September 30, 2024.

Other restructuring programs relating to reductions in workforce recorded by the BSI NANO, BSI BioSpin, BSI CALID and Corporate segments in 2024 and 2023 were not material.

16.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1.9	$2.0	$6.9	$5.3
Interest expense	(11.6)	(3.9)	(32.3)	(12.0)
Impairment of minority investments	(4.4)	—	(24.6)	(18.3)
Exchange gains (losses) on foreign currency transactions	0.5	(3.3)	18.4	(8.8)
Pension components	0.4	—	1.0	(0.1)
Other income (expense)	0.4	(0.1)	0.4	3.8
Interest and other income (expense), net	$(12.8)	$(5.3)	$(30.2)	$(30.1)

For the nine months ended September 30, 2024, the Company recognized $18.4 million in exchange gains on foreign currency transactions. This foreign exchange gain is related primarily to a realized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency related to the closing of our acquisition of ELITechGroup, the purchase price of which was denominated in Euro.

17.
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

As of September 30, 2024, provisions for contingencies related to the matters described above have been recorded. While the Company believes it has meritorious defenses for the matters described above, the ultimate resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

18.
Business Segment Information

The Company has four reportable segments, BSI BioSpin, BSI CALID, BSI NANO and BEST, as discussed in Note 1, Description of Business. See Note 3, Revenue for revenue by reportable segment.

Operating income by reportable segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss):
BSI BioSpin	$48.9	$52.5	$117.4	$123.7
BSI CALID	37.0	50.0	113.6	151.6
BSI NANO	2.6	39.0	9.8	99.7
BEST	7.7	9.0	26.3	28.1
Corporate, eliminations and other (a)	(28.1)	(26.0)	(86.1)	(69.7)
Total operating income	$68.1	$124.5	$181.0	$333.4
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

Total assets by reportable segment are as follows (in millions):

	September 30, 2024	December 31, 2023
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$5,957.2	$4,110.6
BEST	197.9	186.0
Eliminations and other (a)	(42.2)	(46.7)
Total assets	$6,112.9	$4,249.9
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

19.
Subsequent Events

On October 1, 2024, the Company exercised its call option to acquire the remaining 20% equity ownership of Mestrelab Research, S.L. for a purchase price of EUR 12.6 million (approximately $13.9 million).

On October 1, 2024, the Company acquired 100% of the outstanding stock of Dynamic Biosensors GmbH for a purchase price of EUR 19.0 million (approximately $21.0 million), subject to a purchase price adjustment to be completed within twelve months of the acquisition.

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

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

Non-GAAP Financial Measures

Although our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We rely internally on certain measures that are not calculated according to GAAP. These measures include non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and free cash flow.

Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance and are useful measures to evaluate our continuing business. Additionally, management believes free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.

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

We define our non-GAAP financial measures as follows:

•
Non-GAAP gross profit as GAAP gross profit excluding costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other non-operational costs (“non-GAAP adjustments”).
•
Non-GAAP gross profit margin as GAAP gross profit margin excluding the impact of non-GAAP adjustments.
•
Non-GAAP operating income as GAAP operating income excluding non-GAAP adjustments.
•
Non-GAAP operating margin as GAAP operating margin excluding the impact of non-GAAP adjustments.
•
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

During the first nine months of 2024, Bruker acquired ELITech, Nanostring and Chemspeed. ELITech and Nanostring extend our capabilities in molecular diagnostics and life science analytical instruments. The Chemspeed acquisition brings to Bruker new capabilities in lab automation. The ELITech business will be integrated in the BSI CALD segment, the Nanostring acquisition will be integrated into the BSI NANO segment and the Chemspeed business will be integrated into the BSI BioSpin segment.

Revenue for the three months ended September 30, 2024, increased by $121.6 million, or 16.4%, to $864.4 million, compared to $742.8 million for the comparable period in 2023. Approximately 12.5% of the revenue growth during the three months ended September 30, 2024 was attributed to acquisitions, and another 0.7% from favorable foreign exchange rate movements. Excluding the favorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased 3.1%. Revenue increases were driven by demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2023.

Revenue for the nine months ended September 30, 2024, increased by $276.8 million, or 13.1%, to $2,386.8 million, compared to $2,110.0 million for the comparable period in 2023. Approximately 9.2% of the revenue growth during the nine months ended September 30, 2024, was attributed to acquisitions, and was offset by a decrease of 0.1% from unfavorable foreign exchange rate movements. Excluding the unfavorable effects of foreign exchange rate movements and our recent acquisitions, our organic revenue, a non-GAAP measure, increased 4.0%. Revenue increases were driven by demand for our differentiated high-value scientific instruments and life science solutions compared to the same period in 2023.

Our gross profit margin decreased to 48.4% during the three months ended September 30, 2024, as compared to 51.5% in the same period in 2023, as a result of product mix, acquisition related costs, increases in purchased intangible amortization related to acquisitions in the period, slightly offset by favorable foreign exchange rate movements.

Our gross profit margin decreased to 48.4% during the nine months ended September 30, 2024, as compared to 51.3% in the same period in 2023, as a result of product mix, acquisition related costs, increases in purchased intangible amortization and step up inventory costs related to acquisitions in the period, and unfavorable foreign exchange rate movements.

Our income tax provision in the three months ended September 30, 2024, and 2023 was $14.8 million and $30.8 million, respectively, representing effective tax rates of 26.8% and 25.8%, respectively. Our income tax provision in the nine months ended September 30, 2024, and 2023 was $50.7 million and $80.6 million, respectively, representing effective tax rates of 33.6% and 26.6%, respectively. The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete items.

Diluted earnings per share for the three months ended September 30, 2024, was $0.27, a decrease of $0.33 compared to $0.60 per share in the same period in 2023. Diluted earnings per share for the nine months ended September 30, 2024, was $0.67, a decrease of $0.83 compared to $1.50 per share in the same period in 2023. The decrease in diluted earnings per share in both the three and nine months ended September 30, 2024, was driven primarily by net income, which decreased compared to the same periods in the prior year related to mix of profitability from acquisitions and acquisition related expenses.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP operating financial measure, to free cash flow, a non-GAAP measure, as used by management (in millions):

	Nine Months Ended September 30,
	2024	2023
GAAP net cash provided by operating activities	$61.3	$144.6
Less: purchases of property, plant and equipment	(78.6)	(75.4)
Free cash flow	$(17.3)	$69.2

The following table presents reconciliations from gross profit and gross profit margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP gross profit and non-GAAP gross profit margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Gross profit	$418.8	48.4%	$382.8	51.5%	$1,156.2	48.4%	$1,083.0	51.3%
Non-GAAP adjustments:
Restructuring costs	1.2	0.1%	1.1	0.1%	9.8	0.4%	1.4	0.1%
Acquisition-related costs	6.8	0.8%	—	—	18.5	0.8%	0.5	0.1%
Purchased intangible amortization	13.9	1.6%	5.9	0.8%	33.7	1.4%	16.9	0.8%
Other costs	1.5	0.3%	1.8	0.2%	4.5	0.2%	3.0	0.1%
Non-GAAP gross profit	$442.2	51.2%	$391.6	52.6%	$1,222.7	51.2%	$1,104.8	52.4%

Our non-GAAP gross profit margin decreased in the three and nine months ended September 30, 2024, as compared to the same period in 2023. The decrease in non-GAAP gross margin was primarily due to acquisitions.

The following table presents reconciliations from operating income and operating margin, which are the most directly comparable GAAP operating performance measures, to non-GAAP operating income and non-GAAP operating margin as used by management (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Operating income	$68.1	7.9%	$124.5	16.8%	$181.0	7.6%	$333.4	15.8%
Non-GAAP adjustments:
Restructuring costs	4.3	0.5%	4.8	0.6%	17.6	0.7%	5.7	0.3%
Acquisition-related costs	13.3	1.5%	1.6	0.2%	46.4	1.9%	7.9	0.3%
Purchased intangible amortization	28.8	3.3%	11.5	1.5%	70.1	2.9%	33.4	1.6%
Other costs	14.6	1.7%	5.9	0.9%	25.4	1.2%	11.4	0.5%
Non-GAAP operating income	$129.1	14.9%	$148.3	20.0%	$340.5	14.3%	$391.8	18.5%

Our non-GAAP operating margin decreased in the three and nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to acquisitions and unfavorable foreign exchange rate movements. We also increased sales and marketing activities and investments in our research and development capabilities, as compared to 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

Consolidated Results

The following table presents our results (in millions):

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
Product revenue	$709.3	$615.1	$94.2	15.3%
Service and other revenue	155.1	127.7	27.4	21.5%
Total revenue	864.4	742.8	121.6	16.4%
Cost of product revenue	349.3	293.0	56.3	19.2%
Cost of service and other revenue	96.3	67.0	29.3	43.7%
Total cost of revenue	445.6	360.0	85.6	23.8%
Gross profit	418.8	382.8	36.0	9.4%
Operating expenses:
Selling, general and administrative	229.9	177.6	52.3	29.4%
Research and development	98.1	71.3	26.8	37.6%
Other charges, net	22.7	9.4	13.3	141.5%
Total operating expenses	350.7	258.3	92.4	35.8%
Operating income	68.1	124.5	(56.4)	(45.3)%
Interest and other income (expense), net	(12.8)	(5.3)	(7.5)	141.5%
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	55.3	119.2	(63.9)	(53.6)%
Income tax provision	14.8	30.8	(16.0)	(51.9)%
Equity in income (losses) of unconsolidated investees, net of tax	(0.2)	0.3	(0.5)	(166.7)%
Net income	40.3	88.7	(48.4)	(54.6)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(0.6)	0.6	(1.2)	(200.0)%
Net income attributable to Bruker Corporation	$40.9	$88.1	$(47.2)	(53.6)%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
BSI BioSpin	$233.0	$198.3	$34.7	17.5%
BSI CALID	279.4	239.3	40.1	16.8%
BSI NANO	287.1	238.7	48.4	20.3%
BEST	68.7	70.6	(1.9)	(2.7)%
Eliminations (a)	(3.8)	(4.1)	0.3
Total revenue	$864.4	$742.8	$121.6	16.4%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by growing demand for our differentiated instruments and solutions. For the three months ended September 30, 2024, the BSI BioSpin Segment recorded significant revenue primarily from to the sale of two GHz-class NMR systems, and with acquisition growth from the Chemspeed acquisition. The increase in revenue in the BSI CALID Segment for the three months ended September 30, 2024, relates primarily to the ELITechGroup acquisition and modest revenue growth across industrial and applied segments. The BSI NANO Segment revenue increase for the three months ended September 30, 2024, was driven by the NanoString acquisition and strong demand in its semiconductor metrology market.

Geographically in the three months ended September 30, 2024, our North American revenue grew 14.8% from academic & government and biopharma markets, Asia Pacific revenue increased by 14.4%, and European revenue increased by 15.0% compared to the same period in 2023, which was driven by the industrial market.

Gross Profit

Gross profit increased and gross profit margin decreased in the three months ended September 30, 2024, as compared to the same period in 2023, a result of increased revenue offset by restructuring and acquisitions costs, and an increase in purchased intangible amortization.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2024, increased to 26.6% of total revenue, from 23.9% of total revenue for the comparable period in 2023. The increase as a percentage of revenue was a result of planned investments in sales and marketing and operating expenses from newly acquired acquisitions compared to the same period in 2023.

Research and Development

Our research and development expenses for the three months ended September 30, 2024 increased to 11.3% of total revenue from 9.6% of total revenue for the comparable period in 2023. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities from newly acquired acquisitions.

Other Charges, Net

Other charges, net for the three months ended September 30, 2024, consisted primarily of $9.0 million of professional fees incurred in connection with investigations as well as ongoing litigation related to the acquisitions of BCA and NanoString; and $6.8 million of acquisition-related charges which relate mainly to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments.

Other charges, net for the three months ended September 30, 2023, consisted primarily of $3.7 million of restructuring costs for several smaller reorganizations, as well as $2.2 million of costs associated with our global information technology (“IT”) transformation activities that consist of a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information system, and $1.6 million of acquisition-related charges.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Three Months Ended September 30,
	2024		2023
	Operating (loss) Income	Percentage of Segment Revenue	Operating (loss) Income	Percentage of Segment Revenue
BSI BioSpin	$48.9	21.0%	$52.5	26.5%
BSI CALID	37.0	13.2%	50.0	20.9%
BSI NANO	2.6	0.9%	39.0	16.3%
BEST	7.7	11.2%	9.0	12.7%
Corporate, eliminations and other (a)	(28.1)		(26.0)
Total operating income	$68.1	7.9%	$124.5	16.8%
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

Our operating income and operating income margin decreased in the three months ended September 30, 2024, as compared to the same period in 2023, due to higher revenue offset by profitability decrease related to acquisitions and an increase in purchase intangible amortization across the BSI BioSpin, BSI CALID and BSI NANO segments.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended September 30, 2024, as compared to the same period in 2023 was primarily due to higher interest expense of $11.6 million due to increased borrowings, and impairment of certain minority investments of $4.4 million.

Income Tax Provision

The 2024 and 2023 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the three months ended September 30, 2024, and 2023 were 26.8% and 25.8%, respectively. The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete activities.

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

Consolidated Results

Nine months Ended September 30, 2024, compared to the Nine months Ended September 30, 2023

The following table presents our results (in millions):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
Product revenue	$1,950.6	$1,741.8	$208.8	12.0%
Service and other revenue	436.2	368.2	68.0	18.5%
Total revenue	2,386.8	2,110.0	276.8	13.1%
Cost of product revenue	967.0	823.0	144.0	17.5%
Cost of service and other revenue	263.6	204.0	59.6	29.2%
Total cost of revenue	1,230.6	1,027.0	203.6	19.8%
Gross profit	1,156.2	1,083.0	73.2	6.8%
Operating expenses:
Selling, general and administrative	646.5	518.2	128.3	24.8%
Research and development	272.1	211.3	60.8	28.8%
Other charges, net	56.6	20.1	36.5	181.6%
Total operating expenses	975.2	749.6	225.6	30.1%
Operating income	181.0	333.4	(152.4)	(45.7)%
Interest and other income (expense), net	(30.2)	(30.1)	(0.1)	0.3%
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	150.8	303.3	(152.5)	(50.3)%
Income tax provision	50.7	80.6	(29.9)	(37.1)%
Equity in income (losses) of unconsolidated investees, net of tax	(0.2)	1.2	(1.4)	(116.7)%
Net income	99.9	223.9	(124.0)	(55.4)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	0.5	2.2	(1.7)	(77.3)%
Net income attributable to Bruker Corporation	$99.4	$221.7	$(122.3)	(55.2)%

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (in millions):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
BSI BioSpin	$633.3	$540.6	$92.7	17.1%
BSI CALID	772.9	703.2	69.7	9.9%
BSI NANO	780.0	673.4	106.6	15.8%
BEST	210.9	205.5	5.4	2.6%
Eliminations (a)	(10.3)	(12.7)	2.4
Total revenue	$2,386.8	$2,110.0	$276.8	13.1%
(a)
Represents product and service revenue between reportable segments.

Revenue increases were driven by strong demand for our differentiated instruments and solutions as well as pricing improvements offset by the negative impact of foreign currency translation. The BSI BioSpin Segment revenue increase related primarily to the Chemspeed acquisition and strong demand for our instruments, especially Ghz-class systems. The BSI CALID Segment increase in revenues was driven primarily by the ELITechGroup acquisition. The BSI NANO Segment increase in revenue was driven by the BCA and NanoString and acquisition and strong demand in its industrial market. The BEST revenue increase was driven by strong revenue from Big Science projects.

Geographically in the nine months ended September 30, 2024, our North American revenue grew 19.4% related to Bruker’s Nanostring acquisition, as well as the biopharma and academic & government markets, Asia Pacific revenue increased by 2.7%, and European revenue increased by 16.3% driven by the Chemspeed and ELITechGroup acquisitions when compared to the same period in 2023.

Gross Profit

Gross profit increased and gross profit margin decreased in the nine months ended September 30, 2024, as compared to the same period in 2023, a result of increased revenue offset by restructuring and acquisitions costs, and an increase in purchased intangible amortization.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2024, increased to 27.1% of total revenue, from 24.6% of total revenue for the comparable period in 2023. The increase as a percentage of revenue was a result of increased costs from recent acquisitions compared to the same period in 2023.

Research and Development

Our research and development expenses for the nine months ended September 30, 2024, increased to 11.4% of total revenue from 10.0% of total revenue for the comparable period in 2023. The increase as a percentage of revenue is a result of our increased research and development related costs from our recent acquisitions.

Other Charges, Net

Other charges, net for the nine months ended September 30, 2024, consisted primarily of $28.4 million of acquisition-related charges, and $10.5 million of professional fees incurred in connection with investigations as well as ongoing litigation related to the acquisitions of BCA and NanoString. In addition, the Company incurred $4.9 million of costs associated with our IT transformation activities, and $7.8 million of restructuring costs principally related to the BCA acquisition as detailed in Note 15 Other Charges, net. Acquisition-related charges relate primarily to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net for the nine months ended September 30, 2023, consisted primarily of $7.4 million of acquisition-related charges, $3.3 million of costs associated with our IT transformation activities, and $4.3 million of restructuring costs.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (in millions):

	Nine Months Ended September 30,
	2024		2023
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$117.4	18.5%	$123.7	22.9%
BSI CALID	113.6	14.7%	151.6	21.6%
BSI NANO	9.8	1.3%	99.7	14.8%
BEST	26.3	12.5%	28.1	13.7%
Corporate, eliminations and other (a)	(86.1)		(69.7)
Total operating income	$181.0	7.6%	$333.4	15.8%
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

Our operating income and operating income margin decreased in the nine months ended September 30, 2024, as compared to the same period in 2023, due to increased revenue offset by profitability decrease related to acquisitions, and increased purchased intangible amortization and step up inventory costs related to acquisitions in the period across the BSI BioSpin, BSI CALID and BSI NANO segments as compared to the same period in the prior year.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the nine months ended September 30, 2024, remained flat compared to the same period in 2023. The higher interest expense of $32.3 million due to increased borrowings, and impairment of certain minority investments of $24.6 million, was offset by higher foreign currency exchange gains of $18.4 million which were driven primarily by a foreign exchange realized gain recognized on a forward contract taken to minimize risks from fluctuations in the Euro currency related to the closing of our acquisition of ELITechGroup, the purchase price of which was denominated in Euro.

Income Tax Provision

The 2024 and 2023 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The effective tax rates for the nine months ended September 30, 2024, and 2023 were 33.6% and 26.6%, respectively. The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete activities.

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

Cash and cash equivalents at September 30, 2024 and December 31, 2023 totaled $148.1 million and $488.3 million, respectively, of which $302.6 million and $398.4 million, respectively, related to cash, cash equivalents and short-term investments held outside of the United States in our foreign subsidiaries, most significantly in the Netherlands, Switzerland, and Hong Kong. We aggregate all bank accounts that are subject to the notional pooling arrangement into a single balance on our consolidated balance sheets. As of September 30, 2024, we were not in a net overdraft position with respect to the notional cash pooling arrangement.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$61.3	$144.6
Net cash used in investing activities	(1,696.7)	(289.2)
Net cash provided by (used in) financing activities	1,304.8	(133.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.3)	(3.7)
Net change in cash, cash equivalents and restricted cash	$(339.9)	$(281.8)

Net cash provided by operating activities during the nine months ended September 30, 2024, resulted primarily from consolidated net income adjusted for non-cash items of $230.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions of $169.2 million. Net cash provided by operating activities during the nine months ended September 30, 2023, resulted primarily from consolidated net income adjusted for non-cash items of $353.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $209.1 million. The decrease in net income adjusted for non-cash items was due to lower net income as result of increased costs from recent acquisitions, acquisition related costs, and increased purchase intangible amortization as compared to the same period in the prior year. The change in operating assets and liabilities, net of acquisitions decreased primarily due to increased inventory to handle supply chain challenges and increase in net payables, offset by a net decrease in customer advances and deferred revenue generally from a softness in biopharma demand and increase in tax payments.

Net cash used in investing activities during the nine months ended September 30, 2024, resulted primarily from cash paid for acquisitions of $1,576.7 million, purchases of property, plant and equipment of $78.6 million, and minority investments of $46.0 million, offset by $3.7 million of proceeds from cross-currency swap agreements and $0.9 million of net proceeds from sales of property, plant and equipment. Net cash used in investing activities during the nine months ended September 30, 2023 resulted primarily from acquisitions and advances of $222.3 million, purchases of property, plant and equipment of $75.4 million, and strategic investments of $19.3 million, offset by $11.8 million of proceeds from sale of strategic investment and $10.9 million of net proceeds from sales of property, plant and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2024, was primarily from proceeds from long-term debt of $972.5 million, proceeds from our public offering of common stock of $403.0 million, and net proceeds from our revolving line of credit of $84.8 million, offset by the repayment of our 2012 Note Purchase Agreement of $100.0 million and the payment of dividends to common shareholders of $22.6 million. Increased borrowings were used primarily to fund our major acquisitions during the period. Net cash used in financing activities during the nine months ended September 30, 2023, was primarily from cash paid for purchases of common stock under our repurchase program of $101.9 million and $22.1 million for the payment of dividends.

Share Repurchase Program

During the three and nine months ended September 30, 2024, we did not purchase any shares under the 2023 Repurchase Program. Please read Note 13, Shareholder's Equity, in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our share repurchase program.

Public Offering

In May 2024, we completed an underwritten public offering (the “Offering”) in which we issued and sold 6,000,000 shares of our common stock at a public offering price of $67.29 per share. We received net proceeds of approximately $403.0 million after deducting underwriting fees and other offering expenses.

The Offering was made pursuant to an automatically effective registration statement on Form S-3 and accompanying prospectus filed with the SEC on May 29, 2024, and a final prospectus relating to the Offering filed with the SEC on May 31, 2024.

Credit Facilities

We have a total outstanding debt of $2.3 billion as of September 30, 2024, and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million.

For a summary of the fair and carrying values of our outstanding debt as of September 30, 2024, and December 31, 2023, please read Note 8, Debt and Note 9, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility please read, Note 12, Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024, we were in compliance with the financial covenants of these debt agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there were no material changes in our exposure to market risk from December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. As of September 30, 2024, other than as disclosed in Note 17, Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q the Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company is permitted to purchase up to $500 million of shares of its common stock over a two-year period. The Company did not make any purchases of its common stock during the quarter ended September 30, 2024.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, File No. 000-30833, filed March 27, 2020)
3.2	Amended and Restated Bylaws of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed May 30, 2024)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)