Form 10-Q
period 2025-03-31
BRUKER CORP
filed 2025-05-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2025
Common Stock, $0.01 par value per share	151,531,803 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

		Page
Part I	CONDENSED FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three months ended March 31, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4:	Controls and Procedures	38
Part II	OTHER INFORMATION	39
Item 1:	Legal Proceedings	39
Item 1A:	Risk Factors	39
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5:	Other Information	40
Item 6:	Exhibits	41
	Signatures	42

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$184.2	$183.4
Accounts receivable, net	537.8	565.5
Inventories	1,116.5	1,067.8
Other current assets	273.0	236.5
Total current assets	2,111.5	2,053.2
Property, plant and equipment, net	689.0	669.3
Goodwill and intangible assets, net	2,434.6	2,419.8
Other long-term assets	698.0	664.4
Total assets	$5,933.1	$5,806.7

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$37.7	$32.5
Accounts payable	244.6	234.1
Deferred revenue and customer advances	470.6	438.2
Other current liabilities	592.0	576.5
Total current liabilities	1,344.9	1,281.3
Long-term debt	2,076.1	2,061.8
Other long-term liabilities	660.9	648.4
Redeemable noncontrolling interests	18.3	18.1
Total shareholders’ equity	1,832.9	1,797.1
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,933.1	$5,806.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Product revenue	$643.3	$586.9
Service and other revenue	158.1	134.8
Total revenue	801.4	721.7
Cost of product revenue	322.3	291.7
Cost of service and other revenue	87.9	77.2
Total cost of revenue	410.2	368.9
Gross profit	391.2	352.8
Operating expenses:
Selling, general and administrative	225.4	195.3
Research and development	97.1	81.8
Other charges, net	36.9	10.9
Total operating expenses	359.4	288.0
Operating income	31.8	64.8
Interest and other income (expense), net	(6.7)	6.8
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	25.1	71.6
Income tax provision	8.7	19.8
Equity in income of unconsolidated investees, net of tax	0.4	0.2
Consolidated net income	16.8	52.0
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(0.6)	1.1
Net income attributable to Bruker Corporation	$17.4	$50.9
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.11	$0.35
Diluted	$0.11	$0.35
Weighted average common shares outstanding:
Basic	151.6	145.2
Diluted	151.9	145.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended March 31,
	2025	2024
Consolidated net income	$16.8	$52.0

Other comprehensive income (loss):

Foreign currency translation:
Foreign currency translation gain (loss) before income taxes	71.3	(79.4)
Income tax (benefit) expense on foreign currency translation adjustments	0.5	(2.2)
Foreign currency translation gain (loss) after income taxes	70.8	(77.2)

Designated hedging instruments:
Gain (loss) on designated hedging instruments before income taxes	(50.7)	81.2
Income tax (benefit) expense related to designated hedging instruments	(12.1)	19.1
Gain (loss) on designated hedging instruments after income taxes	(38.6)	62.1

Pension and other postretirement plans:
Total pension and other postretirement benefit liability adjustments gain (loss) before income taxes	(0.8)	0.7
Income tax (expense) benefit related to total pension and other postretirement benefit liability adjustments	(0.2)	0.1
Total pension and other postretirement benefit liability adjustments gain (loss) after income taxes	(0.6)	0.6

Total other comprehensive income (loss)	31.6	(14.5)

Total Comprehensive income	48.4	37.5
Less: Comprehensive income attributable to noncontrolling interests	0.3	1.1
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	0.2	(0.8)
Total Comprehensive income attributable to Bruker Corporation	$47.9	$37.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	18,771	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	24,999	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Shares repurchased	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive income	0.6	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765	—	—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive loss	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$16.8	$52.0
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	50.4	34.7
Deferred income taxes	(22.7)	(2.1)
Other non-cash expenses, net	11.2	0.6
Changes in operating assets and liabilities, net of acquisitions and divestitures	9.3	(63.4)
Net cash provided by operating activities	65.0	21.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(26.0)	(21.4)
Cash paid for acquisitions, net of cash acquired	(1.1)	(274.5)
Other investing activities, net	1.0	(8.3)
Net cash used in investing activities	(26.1)	(304.2)

Cash flows from financing activities:
Repayments of revolving line of credit	(167.9)	(0.5)
Proceeds from revolving line of credit	139.9	268.9
Repayment of long-term debt	(7.7)	(107.2)
Proceeds from long-term debt	2.9	—
Proceeds from issuance of common stock, net	0.4	3.4
Payment of dividends to common shareholders	(7.7)	(7.3)
Repurchase of common stock	(10.0)	—
Other financing activities, net	(1.1)	(5.6)
Net cash provided by (used in) financing activities	(51.2)	151.7

Effect of exchange rate changes on cash, cash equivalents and restricted cash	13.3	(17.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	1.0	(148.3)
Cash, cash equivalents and restricted cash at beginning of period	186.7	491.6
Cash, cash equivalents and restricted cash at end of period	$187.7	$343.3

Supplemental disclosure of cash flow information:
Restricted cash period beginning balance	$3.3	$3.3
Restricted cash period ending balance	$3.5	$3.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

•
Bruker Energy & Supercon Technologies (BEST):

Develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and high energy physics research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. Revenues are generated from medical, clinical, pharmaceutical, and aerospace companies as well as other businesses involved in materials research, fusion energy research, high energy physics, renewable energy, and environmental research. BEST also delivers extreme ultraviolet radiation (EUV/XUV) based technologies and solutions to world leading semiconductor companies and research labs.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2025, and December 31, 2024, and for the three months ended March 31, 2025, and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2025, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not changed.

2.
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

In November 2024, the FASB issued ASU No. 2024-03 – Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

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

3.
Acquisitions

During the three months ended March 31, 2025, the Company did not complete any acquisitions. During the year ended December 31, 2024, the Company completed various acquisitions that collectively complemented its existing product offerings of the Company’s existing businesses.

The valuation methodology used to determine the fair value of the identifiable assets acquired and liabilities assumed, unless otherwise noted, is consistent with that described in Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2024 acquisitions:

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2024 acquisitions (in millions):

	NanoString Technologies	ELITechGroup	Chemspeed Technologies	Other	Total
Consideration Transferred:
Cash paid	$392.6	$951.9	$175.4	$128.9	$1,648.8
Cash acquired	(0.5)	(43.4)	(0.6)	(8.1)	(52.6)
Fair value of contingent consideration	—	—	—	13.4	13.4
Working capital and other closing adjustments	—	22.7	—	3.5	26.2
Total consideration transferred, net of cash acquired	$392.1	$931.2	$174.8	$137.7	$1,635.8
Allocation of Consideration Transferred:
Accounts receivable	$16.8	$30.6	$7.0	$3.9	$58.3
Inventories	38.8	31.6	46.6	31.2	148.2
Other current assets	8.9	15.7	1.4	3.1	29.1
Property, plant and equipment	31.0	36.2	1.8	1.4	70.4
Other assets	23.1	41.3	17.3	9.7	91.4
Intangible assets:
Technology	54.0	193.3	27.9	42.6	317.8
Customer relationships	38.0	236.3	51.5	8.5	334.3
Backlog	—	0.5	9.4	4.9	14.8
Trade name	14.0	12.3	4.8	3.1	34.2
Goodwill	253.5	501.1	127.8	75.6	958.0
Deferred taxes (net)	4.8	(100.8)	(14.0)	(3.2)	(113.2)
Liabilities assumed	(90.8)	(66.9)	(106.7)	(43.1)	(307.5)
Total consideration allocated	$392.1	$931.2	$174.8	$137.7	$1,635.8

Acquisitions material to the Company’s financial statements

The table below summarizes information on acquisitions material to the Company’s financial statements in 2024:

	NanoString Technologies	ELITechGroup	Chemspeed Technologies
Acquisition date	May 6, 2024	April 30, 2024	March 6, 2024
Bruker segment	BSI NANO	BSI CALID	BSI BBIO
Activity of acquired business

End-to-end research solutions in the spatial biology field and provides life-science research solutions for spatial transcriptomics and gene expression analysis which have been critical in enabling scientists and medical researchers to advance vital discovery, translational, and pre-clinical disease research. The acquisition complements the Company's spatial proteomics platform and contributes to further its leadership in the post-genomic era.

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
Business/technology acquired

Substantially all of the assets and rights associated with the business of NanoString Technologies including the equity interests of the six subsidiaries (collectively, “NanoString”). The Company also assumed certain of its liabilities, including potential liabilities associated with ongoing litigations. Included in the liabilities assumed as of the acquisition date is $44.7M determined in accordance with ASC Topic 450. Refer to Note 20, Commitments and Contingencies for more details on these litigations.

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

The following table presents estimated useful life for the acquired intangible assets as determined by the Company:

	NanoString Technologies	ELITechGroup	Chemspeed Technologies (a)
Intangible Asset — Technology	12 years	4 to 14 years	7 years
Intangible Asset — Tradenames	12 years	6 years	10 years
Intangible Asset — Customer relationships	15 years	5 to 15 years	15 years
a)
The Company expects to amortize backlog through the first quarter of 2026.

The Company believes goodwill to represent future economic benefits of the acquisitions that are not individually identifiable, primarily expected synergies from combining the businesses such as the elimination of surplus facilities and headcount, and the utilization of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products and services. The Company does not expect the amounts allocated to goodwill for ELITechGroup or Chemspeed to be deductible for tax purposes. The Company expects the amounts allocated to goodwill for NanoString to be deductible for tax purposes.

In the first quarter of 2025, the Company finalized its determination of the fair value of the identifiable assets acquired and liabilities assumed for the Chemspeed acquisition. The Company recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the closing of the acquisition for the NanoString and ELITechGroup acquisitions. For NanoString, the Company recorded certain measurement period adjustments relating to the provisional amounts recorded for intangible assets and goodwill relating to updates to the Company’s valuation and other assumptions in the first quarter of 2025 and the fourth quarter of 2024. The related impact to the consolidated statements of operations that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was a reduction of $0.6 million in amortization expense recorded during the first quarter of 2025. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

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

The table below summarizes information on certain of the Company’s other acquisitions in 2024:

	Nion, LLC	Spectral Instruments Imaging LLC
Activity of acquired business	Designer and manufacturer of high-end electron-optical instruments with diverse applications to the needs of its customers.	Manufacturer of preclinical optical systems for bioluminescent, fluorescent and x-ray imaging to fit the workflows of animal scientists.
Location	Washington, U.S.A.	Arizona, U.S.A.
Acquired interest	100%	100%
Business/technology acquired	Outstanding share capital of Nion, LLC (“Nion”).	Outstanding share capital of Spectral Instruments Imaging, LLC (“Spectral”).
Contingent consideration	Cash consideration is subject to adjustments of up to $23.0 million if certain revenue and non-revenue milestones are achieved through 2026.	Cash consideration is subject to adjustments of up to $10.0 million if certain revenue and EBITDA targets are met through 2025.

The following table presents estimated useful life for the acquired intangible assets for the material other acquisitions in 2024 as determined by the Company:

	Nion, LLC (a)	Spectral Instruments Imaging LLC
Intangible Asset — Technology	7 years	6 years
Intangible Asset — Tradenames	7 years	not applicable
Intangible Asset — Customer relationships	15 years	14 years
a)
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

The Company has finalized its valuation of the assets acquired and liabilities assumed related to the Spectral Instruments Imaging LLC and Nion, LLC acquisitions within the measurement period, and no further adjustments will be made.

Results of operations for 2024 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through December 31, 2024 include revenues of $259.5 million and pre-tax losses totaling $108.0 million. Pre-tax losses include purchased intangible amortization and step up inventory costs related to the acquisitions as well as acquisition-related expenses, which are recorded within “Other charges, net” in the consolidated statements of operations. Acquisition-related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

Supplemental Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined GAAP revenue and net income (loss) results of the Company as though the material acquisitions of ELITechGroup and Chemspeed had been completed on January 1, 2024 (in millions):

	Year ended December 31, 2024
	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$3,426.0	$—	$3,426.0
Net income (loss)	$115.3	$(15.7)	$99.6

The revenue and net income (loss) results for all 2024 acquisitions are included in the consolidated financial statements for the three months ended, March 31, 2025.

NanoString was unable to file its Annual Report on Form 10-K for the year ended December 31, 2023, under the Securities and Exchange Act of 1934, as amended, following NanoString and certain of its subsidiaries filing voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 4, 2024. Further, management considers that results of NanoString for the period from October 1, 2023, through May 6, 2024, are unlikely to be meaningful to users of these financial statements given the operations and financial results of NanoString were inherently materially impacted by the bankruptcy declaration. Accordingly, the pro forma financial information does not include the results of NanoString from January 1, 2024, through its acquisition date of May 6, 2024, as the historical financial statements after the quarter ended September 30, 2023 are not meaningful.

The pro forma adjustments that could impact the Company's consolidated net income include the following (in millions):

December 31, 2024
Net increase in amortization and depreciation expense associated with tangible and intangible assets	$(2.4)
Net increase in interest expense	(13.3)
Total pro forma adjustments - net loss	$(15.7)

The supplemental pro forma financial information presented above is for illustrative purposes only and does not include the pro forma adjustments that would be required under Article 11 of Regulation S-X for pro forma financial information. This supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the NanoString, ELITechGroup and Chemspeed acquisitions had been completed on January 1, 2024. No effect has been given for synergies, if any, that may have been achieved through the acquisitions nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

See Note 22, Subsequent Events, for information related to an additional acquisition completed by the Company subsequent to March 31, 2025.

4.
Minority and Equity-method Investments

2025

As of March 31, 2025, the aggregate amount of equity investments without readily determinable fair value using the measurement alternative is $34.2 million. During the three months ended March 31, 2025, the Company completed one minority investment. Total and cash consideration for the investment was de minimis.

2024

As of December 31, 2024, the aggregate amount of equity investments without a readily determinable fair value using the measurement alternative is $35.6 million. During the year ended December 31, 2024, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

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

Refer to Note 11, Interest and other income (expense), net, for information on impairment charges, to write down the carrying value of certain minority investments for the three months ended March 31, 2024 and 2025, respectively.

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2024	$1,507.3
Current period additions/adjustments	0.2
Foreign currency effect	25.4
Balance at March 31, 2025	$1,532.9

Intangible Assets

The following is a summary of intangible assets (in millions):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents (a)	$739.4	$(310.6)	$428.8	$724.5	$(291.3)	$433.2
Customer relationships	558.6	(137.8)	420.8	550.6	(125.6)	425.0
Trade names (b)	61.8	(17.9)	43.9	60.9	(16.1)	44.8
Other	16.9	(8.7)	8.2	16.5	(7.0)	9.5
Intangible assets	$1,376.7	$(475.0)	$901.7	$1,352.5	$(440.0)	$912.5
a)
Included in existing technology and related patents, there is in process research and development of $2.9 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively.
b)
Included in trade names, there are indefinite lived assets of $2.8 million as of March 31, 2025 and December 31, 2024.

For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $27.3 million and $16.2 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. During the three months ended March 31, 2025, the Company recognized a de minimis impairment charge to write off a trade name intangible asset which was no longer in use. The impairment charge is included in other charges, net within the consolidated statements of operations. Refer to Note 10, Restructuring and asset impairments for discussion related to the impairment of intangible and other long-lived assets in connection with the Company’s restructuring plans for the three months ended March 31, 2025.

6.
Revenue

The following table presents the Company’s revenue by end customer geography for the three months ended March 31 (in millions):

	2025	2024
United States	$217.4	$194.8
Germany	61.1	66.8
Rest of Europe	224.1	178.1
China	101.2	115.7
Rest of Asia Pacific	131.4	107.0
Other	66.2	59.3
Total revenue	$801.4	$721.7

The following table presents revenue for the Company recognized at a point in time versus over time for the three months ended March 31 (in millions):

	2025	2024
Revenue recognized at a point in time	$678.7	$608.5
Revenue recognized over time	122.7	113.2
Total revenue	$801.4	$721.7

As of the three months ended March 31, 2025 and the year ended December 31, 2024 the following balances were associated with revenue (in millions):

	March 31, 2025	December 31, 2024
Contract assets	$109.1	$105.2
Contract liabilities (a)	575.9	538.2
Remaining performance obligations (b)	$2,072.0	$2,090.4
a)
Approximately $143.0 million of the contract liability balance on December 31, 2024, was recognized as revenue during the three months ended March 31, 2025.
b)
Bruker’s mix of remaining performance obligations, or backlog, consists of firm orders under non-cancelable purchase orders received from customers and the timing of revenue recognition can vary significantly due to a variety of factors. Bruker manufactures innovative scientific instruments and diagnostic solutions which can result in varying production and installation timing due to components, customization, manufacturing, assembly, testing processes, and customer site availability or readiness. Bruker’s expected completion of performance obligation can vary from year to year based on these and other factors. As a result, backlog on any particular date can be indicative of Bruker’s short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance. The Company will recognize revenues for these performance obligations as they are satisfied, the majority of which is expected to occur within the next twelve months.

Lease Revenue

The Company’s right to future consideration from reagent purchases under the reagent agreements is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Agreements that do not meet the criteria to be classified as a sales-type lease are classified as operating leases. Lease revenue is presented in product revenue in the consolidated statements of operations and consisted of less than 2% of total consolidated revenue in each of the three months ended March 31, 2025 and 2024 respectively.

7.
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

The following tables present segment results for the three months ended March 31, 2025, and 2024 (in millions):

	Three Months Ended March 31, 2025
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$207.8	$280.1	$256.6	$56.9	$801.4
Intersegment revenue	—	—	—	2.4	2.4
Total segment revenue	$207.8	$280.1	$256.6	$59.3	$803.8

Segment expenses:
Cost of revenue	$109.7	$117.8	$118.9	$46.4	$392.8
Selling, general and administrative	39.0	72.9	69.3	5.3	186.5
Research and development	22.0	27.9	45.3	0.6	95.8
Segment operating income	$37.1	$61.5	$23.1	$7.0	$128.7

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$26.9
Unallocated expenses (b)					70.0
Total consolidated operating income					$31.8

Interest and other income (expense), net					(6.7)

Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$25.1

	Three Months Ended March 31, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$182.8	$227.9	$240.4	$70.6	$721.7
Intersegment revenue	—	—	—	2.5	2.5
Total segment revenue	$182.8	$227.9	$240.4	$73.1	$724.2

Segment expenses:
Cost of revenue	$89.1	$93.8	$114.0	$58.5	$355.4
Selling, general and administrative	37.0	57.8	63.0	5.7	163.5
Research and development	22.1	25.2	33.6	0.7	81.6
Segment operating income	$34.6	$51.1	$29.8	$8.2	$123.7

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$23.1
Unallocated expenses (b)					35.8
Total consolidated operating income					$64.8

Interest and other income (expense), net					6.8

Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$71.6
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
b)
Unallocated expenses consist of costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other costs.

Refer to Note 6, Revenue for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Capital Expenditures:
BSI BioSpin	$3.2	$(0.4)
BSI CALID	8.4	5.3
BSI NANO	4.9	6.2
BEST	4.8	7.6
Corporate	4.7	2.7
Total capital expenditures	$26.0	$21.4
Depreciation and Amortization:
BSI BioSpin	$10.4	$8.2
BSI CALID	19.8	9.8
BSI NANO	16.7	13.4
BEST	2.1	2.0
Corporate	1.4	1.3
Total depreciation and amortization	$50.4	$34.7

Total assets by segment are as follows (in millions):

	March 31, 2025	December 31, 2024
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$5,768.6	$5,648.4
BEST	204.9	199.8
Eliminations and other (a)	(40.4)	(41.5)
Total assets	$5,933.1	$5,806.7
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

8.
Weighted Average Shares Outstanding

The following table sets forth the computation of basic and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding - basic	151.6	145.2
Effect of dilutive securities:
Stock options and restricted stock units	0.3	0.7
Weighted average common shares outstanding - diluted	151.9	145.9

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2025	2024
Stock options	0.4	0.2
Unvested restricted stock units	0.6	—

9.
Other Charges, Net

The components of other charges, net are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Acquisition-related expenses, net (a)	$6.2	$4.1
Acquisition-related litigation charges	18.6	—
Restructuring charges	7.6	3.5
Information technology transformation costs (b)	3.0	0.8
Other (c)	1.5	2.5
Other charges, net	$36.9	$10.9
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
(c)
In connection with the BCA restructuring plan as it relates to the consolidation of leased BCA facilities, the Company recorded an immaterial impairment charge against operating lease right of use assets during the three month ended March 31, 2025, and recorded an impairment charge of $1.2 million during the three months ended March 31, 2024. Refer to Note 10, Restructurings and Asset Impairments of the Annual Report on Form 10K for the year ended December 31, 2024 for further information on the BCA restructuring plan.

10. Restructuring and Asset Impairments

The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in asset impairment and accelerated depreciation charges.

The following table presents restructuring costs by segment as included within the Company’s consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenues:
BSI BioSpin	$1.0	$—
BSI CALID	1.2	—
BSI NANO	0.4	3.7
Total Cost of revenues	$2.6	$3.7
Other charges, net:
BSI BioSpin	$5.8	$—
BSI CALID	1.0	—
BSI NANO	0.8	3.0
Corporate	—	0.5
Total Other charges, net	7.6	3.5
Total	$10.2	$7.2

The following tables set forth the changes in restructuring reserves for the periods reported (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2024	$7.7	$4.6	$2.6	$0.5
Restructuring charges	10.2	8.2	1.0	1.0
Cash payments	(7.3)	(4.0)	(3.3)	—
Other, non-cash adjustments and foreign currency effect	(1.3)	0.2	—	(1.5)
Balance at March 31, 2025	$9.3	$9.0	$0.3	$0.0

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2023	$13.1	$9.6	$2.9	$0.6
Restructuring charges	7.2	3.0	1.4	2.8
Cash payments	(9.1)	(7.2)	(1.9)	—
Other, non-cash adjustments and foreign currency effect	(2.9)	(0.1)	—	(2.8)
Balance at March 31, 2024	$8.3	$5.3	$2.4	$0.6

During the three months ended March 31, 2025 and 2024, in connection with the Bruker Cellular Analysis restructuring plan, the Company recorded and accrued severance and termination charges of $0.5 million and $3.9 million respectively, and made payments of $3.0 million and $7.0 million, respectively. In addition, the Company charged $2.8 million to product restructuring costs due to scrapping of expired or expiring inventories during the three months ended March 31, 2024. The Company did not have similar charges during the three months ended March 31, 2025. Refer to Note 12, Restructurings and Asset Impairments of the Annual Report on Form 10K for the year ended December 31, 2024 for further information on this restructuring plan.

11.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income	$3.1	$2.6
Interest expense	(13.1)	(5.0)
Impairment of minority investments	(1.9)	—
Exchange gains on foreign currency transactions	4.3	8.9
Other income (expense)	0.9	0.3
Interest and other income (expense), net	$(6.7)	$6.8

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	March 31, 2025	March 31, 2024
Income Tax Provision	$8.7	$19.8
Effective Tax Rates (a)	34.7%	27.7%
Penalties and Interest (recorded in provision for income taxes for unrecognized tax benefits)	$0.8	$1.2
a)
The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete activities.

The table below summaries unrecognized tax benefits and accrued interest and penalties components (in millions):

	March 31, 2025	December 31, 2024
Unrecognized Tax Benefits (a)	$65.6	$63.7
Accrued Interest and Penalties (b)	$6.0	$5.3
a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company's effective tax rate.
b)
These are related to uncertain tax positions and were included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2025 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 5.7% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2025.

The Organization for Economic Co-operation and Development introduced its Pillar Two Framework Model Rules (“Pillar 2”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended March 31, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to the Company’s effective tax rate of 2.1% for the three months ended March 31, 2025. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

13.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$398.0	$388.7
Work-in-process	358.1	348.9
Finished goods	251.1	228.5
Demonstration units	109.3	101.7
Total Inventories	$1,116.5	$1,067.8

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of March 31, 2025 and December 31, 2024, the value of finished goods inventory-in-transit was $64.3 million and $53.6 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Unbilled receivables	$97.3	$93.6
Income and other taxes receivable (note 12)	58.1	34.5
Prepaid expenses	43.7	35.1
Deposits with vendors	31.5	26.1
Interest rate cross-currency swap agreements (note 17)	9.5	10.7
Lease receivable	7.9	7.6
Other assets	25.0	28.9
Other current assets	$273.0	$236.5

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	March 31, 2025	December 31, 2024
2024 term loan agreements:
CHF loan due 2027	$165.3	$162.1
CHF loan due 2029	165.3	162.1
CHF loan due 2031 (a)	169.5	165.2
2019 term loan agreement:
USD loan quarterly payments of $3.8 million and balloon payment due December 2026	259.5	263.3
Note Purchase Agreements (NPA – Senior notes):
2024 notes due April 15, 2034 - CHF 50 million 2.56% (a)	56.5	55.1
2024 notes due April 15, 2036 - CHF 146 million 2.62% and CHF 50 million 2.60% (a)	221.5	215.9
2024 notes due April 15, 2039 - CHF 135 million 2.71% and CHF 50 million 2.62% (a)	209.1	203.8
2021 notes due December 8, 2031 - CHF 300 million 0.88% (a)	339.1	330.5
2019 notes due December 11, 2029 - CHF 297 million 1.01% (a)	335.7	327.2
2021 notes due December 8, 2031 - EUR 150 million 1.03% (a)	162.2	155.3
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement (b)	—	27.5
Other loans	14.9	11.9
Unamortized debt issuance costs	(2.9)	(3.1)
Total notes and loans outstanding	$2,095.7	$2,076.8
Finance lease obligations	18.1	17.5
Total debt	$2,113.8	$2,094.3
Current portion of long-term debt and finance lease obligations	(37.7)	(32.5)
Total long-term debt, less current portion	$2,076.1	$2,061.8
a)
The fair value of the Company's long-term fixed interest rate debt was $1,288.4 million and $1,278.9 million as of March 31, 2025, and December 31, 2024, respectively.
b)
Subsequent to March 31, 2025, and up until the date of filing this Quarterly Report on Form 10-Q, the Company borrowed $10 million, net through a swing line drawing and CHF $90.0 million (approximately $110.5 million) of debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement.

Significant borrowings and repayments:

The following table summarizes the Company’s debt borrowings and repayments for the three months ended March 31, 2025 and 2024 (amounts in millions):

	March 31, 2025	March 31, 2024
Proceeds from revolving lines of credit:
2024 Amended and Restated Credit Agreement	$139.9	$—
2019 Amended and Restated Credit Agreement (a)	—	268.9
Proceeds from revolving lines of credit - Total	$139.9	$268.9

Repayments of revolving lines of credit:
2024 Amended and Restated Credit Agreement	$(167.9)	$—
Other	—	(0.5)
Repayments of revolving lines of credit - Total	$(167.9)	$(0.5)

Proceeds from long-term debt:
Other	$2.9	$—
Proceeds from long-term debt - Total	$2.9	$—

Repayment of long-term debt:
USD notes under the 2012 Note Purchase Agreement	$—	$(100.0)
USD notes under the 2019 Term Loan Agreement	(3.8)	(3.8)
CHF notes under the 2024 Term Loan Agreement	(2.1)	—
Other	(1.8)	(3.4)
Repayment of long-term debt - Total	$(7.7)	$(107.2)
a)
The 2024 Amended and Restated Credit Agreement amended and restated the 2019 Revolving Credit Agreement on January 18, 2024. All balances were transferred to the 2024 Amended and Restated Credit Agreement

Revolving Credit Facility:

As of March 31, 2025, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement	0.36%	$900.0	$—	$0.3	$899.7
Bank guarantees and working capital line	varies	173.4	—	173.4	—
Total revolving lines of credit		$1,073.4	$—	$173.7	$899.7

As of March 31, 2025, the Company was in compliance with the financial covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

March 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$0.4	$0.4	$—	$—
Interest rate and cross-currency swap agreements (note 17)	13.9	—	13.9	—
Forward currency contracts	3.0	—	3.0	—
Total assets recorded at fair value	$17.3	$0.4	$16.9	$—
Liabilities:
Contingent consideration (note 18)	$17.3	$—	$—	$17.3
Hybrid instruments liabilities (note 19)	80.2	—	—	80.2
Interest rate and cross-currency swap agreements (note 17)	19.1	—	19.1	—
Forward currency contracts	0.6	—	0.6	—
Equity interest purchase option liability (a)	15.3	—	—	15.3
Total liabilities recorded at fair value	$132.5	$—	$19.7	$112.8

December 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$17.2	$0.4	$16.8	$—
Interest rate and cross-currency swap agreements (note 17)	21.8	—	21.8	—
Forward currency contracts	6.0	—	6.0	—
Total assets recorded at fair value	$45.0	$0.4	$44.6	$—
Liabilities:
Contingent consideration (note 18)	$17.3	$—	$—	$17.3
Hybrid instruments liabilities (note 19)	78.1	—	—	78.1
Interest rate and cross-currency swap agreements (note 17)	17.2	—	17.2	—
Forward currency contracts	0.5	—	0.5	—
Equity interest purchase option liability (a)	14.9	—	—	14.9
Total liabilities recorded at fair value	$128.0	$—	$17.7	$110.3
a)
Equity interest purchase option liability is related to NovAliX, refer to Note 4, Minority and equity-method investments, for more information.

17.
Derivative Instruments and Hedging Instruments

The Company's major exposures relate to foreign exchange rate, interest rate and commodity price risks. Risk management activities related to these risks are as follows:

Foreign Exchange Rate Risk:

The Company’s exposure to foreign exchange rate risk includes exchange risk as a result of non-U.S. operations having functional currencies other than the U.S. dollar, which is managed by cross-currency interest rate swap agreements and long-term debt designated as net investment hedges. As of March 31, 2025, the Company had several cross-currency interest rate swap agreements that qualify for hedge accounting with a notional value of $129.8 million of U.S. Dollar to Swiss Franc and a notional value of $129.8 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments.

In addition, the Company has foreign currency exposure at a transaction level, and this is addressed by forward currency contracts for significant exposures, which have not been designated as accounting hedges.

Interest Rate Risk:

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt under the U.S. dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure is managed as part of a cross-currency interest rate swap which involves the Company paying-fixed receiving-floating. The objective of this designated cash flow hedge is to offset the variability of cash flows on term loan debt interest payments attributable to changes in SOFR, a contractually specified rate. The difference between the interest rate received and paid under the interest rate and cross-currency swap agreements is recorded in Interest and other income (expense), net in the consolidated statements of operations and comprehensive income.

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

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	March 31, 2025		December 31, 2024
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets	$—	$9.5	$—	$10.7
Other assets	—	4.4	—	11.1
Other long-term liabilities	—	(19.1)	—	(17.2)
	$259.5	$(5.2)	$263.3	$4.6
Long-term debt
Long-term debt	1,493.6	(49.3)	1,453.0	(8.5)
Total derivatives designated as hedging instruments	$1,753.1	$(54.5)	$1,716.3	$(3.9)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$521.2	$3.0	$841.9	$6.0
Other current liabilities	432.7	(0.6)	78.6	(0.5)
Total derivatives not designated as hedging instruments	953.9	2.4	920.5	5.5
Total derivatives	$2,707.0	$(52.1)	$2,636.8	$1.6

The following is a summary of the gain (loss) included in Interest and other income (expense), net in the consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended March 31,
	2025	2024
Derivatives not designated as hedging instruments
Forward currency contracts	$4.2	$2.0
Embedded derivatives in purchase and delivery contracts	0.2	(1.3)
	4.4	0.7
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$1.9	$2.7
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	$1.3	$1.5
	3.2	4.2
Total	$7.6	$4.9

The following is a summary of the gain (loss) included in Accumulated other comprehensive income, net of tax in the consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended March 31,
	2025	2024
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$(2.1)	$1.4
	(2.1)	1.4
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	$(5.4)	$10.2
Long-term debt	(31.1)	50.5
	(36.5)	60.7
Total	$(38.6)	$62.1

18. Contingent Consideration:

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2024	$17.3
Current period additions	—
Current period adjustments	0.4
Current period settlements	(0.7)
Foreign currency effect	0.3
Balance at March 31, 2025	$17.3

Changes in fair value subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other Charges, net, in the consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities, and the original acquisition date values are included in net cash provided by (used in) financing activities in the consolidated statements of cash flows.

19. Hybrid instruments liabilities:

Related to certain other majority owned acquisitions, the Company entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining ownerships for cash at contractually defined redemption values.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2024	$78.1
Acquisitions	—
Current period adjustments	1.1
Current period settlements	—
Foreign currency effect	1.0
Balance at March 31, 2025	$80.2

The Level 3 fair value measurements of our hybrid instrument liabilities include the following significant unobservable inputs:

Hybrid Instrument Liabilities	Valuation Technique	Unobservable Input	Range	Weighted Average (a)
Put / Call Options	Option Pricing Model	Revenue Risk Premium	1.6% - 12.6%	10.7%
		EBITDA Risk Premium	10.1% - 25.1%	21.6%
a)
Unobservable inputs were weighted by the relative fair value of the hybrid instrument liabilities.

20.
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

Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. An adverse outcome in any of these proceedings could result in one or more of the following and have material impact on our business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; (iii) payment of significant damages, royalties, penalties and/or license fees to third parties; and, (iv) with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

At March 31, 2025, and December 31, 2024, the accrual for several legal matters that are probable and estimable was $96.4 million and $86.0 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings other than those specifically identified below, individually or in the aggregate, that could materially adversely impact our operating results and cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated. While the Company believes it has meritorious defenses for the matters described below, the ultimate resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

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

21.
Shareholders’ Equity

At March 31, 2025, the Company did not have any preferred stock issued or outstanding (5,000,000 shares authorized with $0.01 par value).

At March 31, 2025, the Company had 182,500,601 shares issued and 151,520,991 shares outstanding of common stock (260,000,000 shares authorized with $0.01 par value).

Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. At March 31, 2025, $359.9 million remains available for future purchase under the 2023 Repurchase Program.

During the three months ended March 31, 2025, the Company purchased a total of 200,731 shares at an aggregate cost of $10.0 million under the 2023 Repurchase Program. At March 31, 2025 the Company held 30,979,610 shares of treasury stock at cost.

During the three months ended March 31, 2024, the Company did not purchase any shares under the 2023 Repurchase Program.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA introduced new tax provisions, including a 1.0% excise tax on stock repurchases. The Company expects additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on its business as further information becomes available. The estimated excise tax on our stock repurchases was de minimis and was recorded in other current liabilities and additional paid in capital for the three months ended March 31, 2025.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of operations and comprehensive income (in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	$0.5	$0.4
Restricted stock units	4.7	4.2
Employee Stock Purchase Plan	0.4	0.2
Total stock-based compensation expense	$5.6	$4.8

	Three Months Ended March 31,
	2025	2024
Cost of product revenue	$0.5	$0.4
Selling, general and administrative	4.4	3.9
Research and development	0.7	0.5
Total stock-based compensation expense	$5.6	$4.8

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.6 million and $0.5 million in the three months ended March 31, 2025, and 2024, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At March 31, 2025, the Company expected to recognize pre-tax stock-based compensation expense of $4.0 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.6 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $41.7 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.6 years.

22.
Subsequent Events

On April 14, 2025, the Company acquired 69.6% of the share capital of RECIPE Chemicals + Instruments GmbH (“RECIPE”) and its majority-owned subsidiary, WoBau GmbH (“WoBau”) for EUR 57.6 million (approximately $65.3 million). RECIPE is a leading provider of vendor-agnostic therapeutic drug monitoring and other clinical in vitro diagnostic kits for liquid chromatography-mass spectrometry systems/mass spectrometry systems, high performance liquid chromatography, and inductively coupled plasma mass spectrometry assays.

Concurrently with the acquisition, the Company entered into an agreement with the noncontrolling interest holder of RECIPE that provides the Company with the right to purchase, and the noncontrolling interest holder with the right to sell the remaining 30.4% of RECIPE based on a contractually defined pricing formula beginning in 2029. These rights may be accelerated based on certain events post-acquisition events. In addition, the agreement provides the Company with the right to purchase the remaining 10.1% of WoBau based on a contractually agreed upon pricing formula beginning 10.5 years after the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
our expectations and the impact of our restructuring initiatives or success of our acquisitions;
•
the impact of our global IT transformation activities;
•
the impact of foreign currency exchange rates and changes in commodity prices; and
•
any other statements that address events or developments that the Company intends or believes will or may occur in the future.

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

Consolidated Results

The following table presents a summary of our consolidated results as of the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025	2024
GAAP Financial Measures:
Revenue	$801.4	$721.7
Revenue year-on-year Growth Rate	11.0%	5.3%
Gross Profit	$391.2	$352.8
Gross Profit Margin	48.8%	48.9%
Operating Income	$31.8	$64.8
Operating Income Margin	4.0%	9.0%
Net cash provided by operating activities	$65.0	$21.8
Non-GAAP Financial Measures (see 'Non-GAAP Measures' below):
Non-GAAP Constant-exchange rate (CER) currency revenue	$811.8	$722.7
Non-GAAP Constant-exchange rate (CER) currency revenue year-on-year growth rate	12.5%	5.5%
Non-GAAP Organic Revenue	$742.6	$696.4
Non-GAAP Organic Revenue year-on-year growth rate	2.9%	1.6%
Non-GAAP Gross Profit	$410.9	$369.4
Non-GAAP Gross Profit Margin	51.3%	51.2%
Non-GAAP Operating Income	$101.7	$100.7
Non-GAAP Operating Income Margin	12.7%	14.0%
Non-GAAP Free Cash Flow	$39.0	$0.4

Discussion of GAAP financial measures follows in the Results of Operations paragraphs.

Non-GAAP Financial Measures

Uses and definitions:

Although our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue excluding the effects of foreign currency, and expenses excluding costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other costs (“non-GAAP adjustments”), provides meaningful supplemental information regarding our performance but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. We rely internally on certain measures that are not calculated according to GAAP. These measures include constant exchange rate (“CER”) currency revenue growth, organic revenue growth, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and free cash flow.

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
•
Organic revenue growth as GAAP revenue excluding the effect of changes in foreign currency translation rates and acquisitions.
•
Non-GAAP gross profit as GAAP gross profit excluding certain non-GAAP adjustments.
•
Non-GAAP gross profit margin as GAAP gross profit margin excluding the impact of certain non-GAAP adjustments.
•
Non-GAAP operating income as GAAP operating income excluding non-GAAP adjustments.
•
Non-GAAP operating income margin as GAAP operating income margin excluding the impact of non-GAAP adjustments.
•
Free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment.

Reconciliations of GAAP to Non-GAAP financial measures:

The amounts listed below are in millions of dollars. Where relevant, we have also included the associated percentage margins.

GAAP revenue to non-GAAP CER currency revenue:

	Three Months Ended March 31,
	2025	2024
GAAP revenue	$801.4	$721.7
Effect of changes in foreign currency translation rates	(10.4)	(1.0)
Non-GAAP CER currency revenue	$811.8	$722.7
GAAP Revenue growth rate	11.0%	5.3%
Non-GAAP CER currency revenue growth rate	12.5%	5.5%

The increase in non-GAAP CER revenue growth was driven primarily by higher growth in industrial and biopharma markets, and revenue from acquisitions.

GAAP revenue to non-GAAP Organic revenue:

	Three Months Ended March 31,
	2025	2024
GAAP revenue	$801.4	$721.7
Non-GAAP adjustments:
Acquisitions and divestitures	69.2	26.3
Effect of changes in foreign currency translation rates	(10.4)	(1.0)
Non-GAAP Organic revenue	$742.6	$696.4
GAAP Revenue growth rate	11.0%	5.3%
Non-GAAP Organic revenue growth rate	2.9%	1.6%

The increase in non-GAAP organic revenue growth was driven primarily by higher growth in industrial and academic and government markets, which included one ultra-high field NMR system.

GAAP Gross Profit to non-GAAP Gross Profit:

	Three Months Ended March 31,
	2025		2024
Gross profit	$391.2	48.8%	$352.8	48.9%
Non-GAAP adjustments:
Restructuring costs	2.6	0.3%	3.7	0.5%
Acquisition-related costs	2.3	0.3%	3.0	0.4%
Purchased intangible amortization	14.0	1.7%	7.8	1.1%
Other costs	0.8	0.2%	2.1	0.3%
Non-GAAP gross profit	$410.9	51.3%	$369.4	51.2%

Non-GAAP gross profit margin for the three months ended March 31, 2025 was at consistent levels with the non-GAAP gross profit margin for the three months ended March 31, 2024.

GAAP Operating income to non-GAAP Operating income:

	Three Months Ended March 31,
	2025		2024
Operating income	$31.8	4.0%	$64.8	9.0%
Non-GAAP adjustments:
Restructuring costs	10.2	1.3%	7.2	1.0%
Acquisition-related costs	8.6	1.1%	7.1	1.0%
Purchased intangible amortization	27.3	3.4%	16.2	2.2%
Acquisition-related litigation charges	18.6	2.3%	—	—
Other costs	5.2	0.6%	5.4	0.8%
Non-GAAP operating income	$101.7	12.7%	$100.7	14.0%

The decrease in our non-GAAP operating margins in 2025 was primarily due to the impact from the NanoString acquisition.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$65.0	$21.8
Less: purchases of property, plant and equipment	(26.0)	(21.4)
Free cash flow	$39.0	$0.4

For the three months ended March 31, 2025, our free cash flow was $38.6 million higher than the same period in 2024, primarily due to lower acquisition-related expenses and related working capital requirements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024.

Consolidated Results

The following table presents our results for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$643.3	$586.9	$56.4	9.6%
Service and other revenue	158.1	134.8	23.3	17.3%
Total revenue	801.4	721.7	79.7	11.0%
Cost of product revenue	322.3	291.7	30.6	10.5%
Cost of service and other revenue	87.9	77.2	10.7	13.9%
Total cost of revenue	410.2	368.9	41.3	11.2%
Gross profit	391.2	352.8	38.4	10.9%
Operating expenses:
Selling, general and administrative	225.4	195.3	30.1	15.4%
Research and development	97.1	81.8	15.3	18.7%
Other charges, net	36.9	10.9	26.0	238.5%
Total operating expenses	359.4	288.0	71.4	24.8%
Operating income	31.8	64.8	(33.0)	(50.9)%
Interest and other income (expense), net	(6.7)	6.8	(13.5)	(198.5)%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	25.1	71.6	(46.5)	(64.9)%
Income tax provision	8.7	19.8	(11.1)	(56.1)%
Equity in income of unconsolidated investees, net of tax	0.4	0.2	0.2	100.0%
Consolidated net income	16.8	52.0	(35.2)	(67.7)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(0.6)	1.1	(1.7)	(154.5)%
Net income attributable to Bruker Corporation	$17.4	$50.9	$(33.5)	(65.8)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$207.8	$182.8	$25.0	13.7%
BSI CALID	280.1	227.9	52.2	22.9%
BSI NANO	256.6	240.4	16.2	6.7%
BEST	59.3	73.1	(13.8)	(18.9)%
Eliminations (a)	(2.4)	(2.5)	0.1
Total revenue	$801.4	$721.7	$79.7	11.0%
(a)
Represents product and service revenue between reportable segments.

Revenue increases, compared to the year ago quarter, were driven primarily by the impact of our 2024 acquisitions and by growing demand for our differentiated instruments and solutions. For the three months ended March 31, 2025, the BSI BioSpin Segment recorded significant revenue from the sale of one GHz-class NMR system, and growth from the Chemspeed acquisition. The increase in revenue in the BSI CALID Segment for the three months ended March 31, 2025, relates primarily to the ELITechGroup acquisition and modest revenue growth across industrial and biopharma segments. The BSI NANO Segment revenue increase for the three months ended March 31, 2025, was driven by the NanoString acquisition.

Geographically in the three months ended March 31, 2025, our North American revenue grew 10.0%, compared to the year ago quarter, primarily from the ELITechGroup and NanoString acquisitions that occurred in the second quarter of 2024. In addition, Asia Pacific revenue increased by 4.4%, and European revenue increased by 16.5% compared to the same period in 2024, which were also driven primarily by 2024 acquisitions.

Gross Profit

The following table presents gross profit and gross profit margins by reportable segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025		2024
	Gross Profit	Percentage of Segment Revenue	Gross Profit	Percentage of Segment Revenue
BSI BioSpin	$93.7	45.1%	$92.0	50.3%
BSI CALID	153.3	54.7%	129.8	57.0%
BSI NANO	131.4	51.2%	115.9	48.2%
BEST	12.8	21.6%	15.1	20.7%
Total gross profit	$391.2	48.8%	$352.8	48.9%

The increase in gross profit and slight decrease in gross profit margin, compared to the prior year quarter, were both driven primarily by the impact of the ELITechGroup and NanoString acquisitions that occurred in 2024.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2025, increased to 28.1% of total revenue, from 27.1% of total revenue for the comparable period in 2024. The increase as a percentage of revenue was a result of increased spending related to additional headcount and personnel expenses from our 2024 acquisitions.

Research and Development

Our research and development expenses for the three months ended March 31, 2025, increased to 12.1% of total revenue from 11.3% of total revenue for the comparable period in 2024. The increase as a percentage of revenue is a result of our increased investment in research and development capabilities, and the mix of research and developments costs from 2024 acquisitions.

Other Charges, Net

Other charges, net for the three months ended March 31, 2025, increased to $36.9 million compared to $10.9 million for the comparable period in 2024. The year over year increase was primarily due to $18.6 million of acquisition-related litigation charges that primarily relate to the acquisitions of BCA and NanoString, $7.6 million of restructuring charges related primarily to restructuring programs as described in Note 10, Restructuring and asset impairments, as well as an increase of $2.1 million in acquisition-related expenses due to costs from 2024 acquisitions. Please refer to Note 9, Other Charges, net for more details on our other charges, net costs.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2025		2024
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$23.7	11.4%	$31.2	17.1%
BSI CALID	40.2	14.4%	41.1	18.0%
BSI NANO	(7.0)	(2.7)%	10.8	4.5%
BEST	6.9	11.6%	8.1	11.1%
Corporate, eliminations and other (a)	(32.0)		(26.4)
Total operating income	$31.8	4.0%	$64.8	9.0%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The decrease in operating income was primarily due to the NanoString and Chemspeed acquisitions. The decrease in operating margin was primarily due to the ELITechGroup, NanoString, and Chemspeed acquisitions.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended March 31, 2025, as compared to the same period in 2024 was primarily due to higher interest expense of $13.1 million due to increased borrowings.

Income Tax Provision

The effective tax rates for the three months ended March 31, 2025, and 2024 were 34.7% and 27.7%, respectively. The increase in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net unfavorable discrete activities.

The Organization for Economic Co-operation and Development introduced its Pillar Two Framework Model Rules (“Pillar 2”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended March 31, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to the Company’s effective tax rate of 2.1% for the three months ended March 31, 2025. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock or the payment of dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings and issuances of common stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

We aggregate all bank accounts that are subject to our notional cash pooling arrangement into a single balance on our consolidated balance sheets. Our notional cash pooling arrangement is managed by a third-party financial institution and as of March 31, 2025, it was in a positive position. The cash and cash equivalent balance held outside of the United States in our foreign subsidiaries was primarily located in the Netherlands, Switzerland, and Hong Kong.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$65.0	$21.8
Net cash used in investing activities	(26.1)	(304.2)
Net cash provided by (used in) financing activities	(51.2)	151.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13.3	(17.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1.0	$(148.3)

Net cash provided by operating activities during the three months ended March 31, 2025, resulted primarily from consolidated net income adjusted for non-cash items of $55.7 million, and a change in operating assets and liabilities, net of acquisitions of $9.3 million. Net cash provided by operating activities during the three months ended March 31, 2024, resulted primarily from net income adjusted for non-cash items of $85.2 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $63.4 million.

The decrease in consolidated net income adjusted for non-cash items was primarily due to lower income as result of unfavorable margin mix and increased costs related to 2024 acquisitions.

In the first quarter of 2025, the change in operating assets and liabilities was not significant in the context of our working capital. In the first quarter of 2024, the net decrease in operating assets and liabilities was primarily attributable to an increase in inventory balances.

Net cash used in investing activities during the three months ended March 31, 2025, resulted primarily from purchases of property, plant and equipment of $26.0 million. Net cash used in investing activities during the three months ended March 31, 2024, resulted primarily from acquisitions of $274.5 million, purchases of property, plant and equipment of $21.4 million, and minority investments of $10.0 million.

Net cash used in financing activities during the three months ended March 31, 2025, was primarily from net repayments of our revolving line of credit of $28.0 million, repayments of long-term debt of $7.7 million, and cash paid for purchases of common stock under our repurchase program of $10.0 million, offset by proceeds from long-term debt of $2.9 million. Net cash provided by financing activities during the three months ended March 31, 2024, was primarily from cash received from the revolving line of credit of $268.9 million, offset by cash paid for repayment of the 2012 Note Purchase Agreement of $100.0 million, repayment of long term debt of $3.4 million, and dividend payments of $7.3 million.

Share Repurchase Program

During the three months ended March 31, 2025, the Company purchased a total of 200,731 shares at an aggregate cost of $10.0 million under the 2023 Repurchase Program. During the three months ended March 31, 2024, the Company did not purchase any shares under the 2023 Repurchase Program. Refer to Note 21, Shareholder's Equity, in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our share repurchase program.

Credit Facilities

As of March 31, 2025, we have total outstanding debt of $2.1 billion and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million. As of March 31, 2025, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of March 31, 2025, and December 31, 2024, refer to Note 15, Debt and Note 16, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility refer to Note 21 Debt, to our unaudited condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting standard changes and developments is incorporated by reference from Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this document and should be considered an integral part of this Item 2. Refer to Note 2, Recent Accounting Pronouncements in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for recently adopted and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there were no material changes in our exposure to market risk from December 31, 2024 other than the following:

Tariff Risks

During the first quarter of 2025, various tariffs were announced on imports into the U.S. On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal country-specific tariffs were subsequently paused for 90 days on most countries. The imposition of the baseline 10% tariff will increase our costs of goods sold. We are conducting an internal review and are assessing how the increased reciprocal tariffs may affect operating profitability, business operations, and strategies to mitigate potential cost increases.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. As of March 31, 2025, other than as disclosed in Note 20, Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the quarter ended March 31, 2025, of shares of our Common Stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1 - January 31, 2025	—	$—	—	$369,922,324
February 1 - February 28, 2025	200,731	49.81	200,731	359,922,966
March 1 - March 31, 2025	—	$—	—	359,922,966
	200,731	$49.81	200,731	$359,922,966
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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408 except as follows:

On February 18, 2025, Dr. Cynthia Friend, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Dr. Friend’s plan provides for the sale of up to (a) 5,192 shares of the Company’s Common Stock underlying time-based restricted stock units and (b) 4,300 shares of Common Stock underlying stock options granted under an equity compensation plan. Any sales completed by Dr. Friend pursuant to the plan will be made in accordance with the prices and formulas set forth therein. The plan will terminate on the earlier of the date on which all the shares under the plan are sold and December 15, 2025, subject to earlier termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2025	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)