Form 10-Q
period 2025-06-30
BRUKER CORP
filed 2025-08-06
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2025
Common Stock, $0.01 par value per share	151,719,365 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

		Page
Part I	CONDENSED FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4:	Controls and Procedures	46
Part II	OTHER INFORMATION	47
Item 1:	Legal Proceedings	47
Item 1A:	Risk Factors	47
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5:	Other Information	47
Item 6:	Exhibits	48
	Signatures	49

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$92.0	$183.4
Accounts receivable, net	522.6	565.5
Inventories	1,218.3	1,067.8
Other current assets	329.8	236.5
Total current assets	2,162.7	2,053.2
Property, plant and equipment, net	758.5	669.3
Goodwill and intangible assets, net	2,618.8	2,419.8
Other long-term assets	799.8	664.4
Total assets	$6,339.8	$5,806.7
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$55.7	$32.5
Accounts payable	243.0	234.1
Deferred revenue and customer advances	478.1	438.2
Other current liabilities	570.6	576.5
Total current liabilities	1,347.4	1,281.3
Long-term debt	2,379.6	2,061.8
Other long-term liabilities	746.0	648.4
Redeemable noncontrolling interests	47.4	18.1
Total shareholders’ equity	1,819.4	1,797.1
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,339.8	$5,806.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$634.7	$654.4	$1,278.0	$1,241.3
Service and other revenue	162.7	146.3	320.8	281.1
Total revenue	797.4	800.7	1,598.8	1,522.4
Cost of product revenue	346.1	326.0	668.4	617.7
Cost of service and other revenue	93.4	90.1	181.3	167.3
Total cost of revenue	439.5	416.1	849.7	785.0
Gross profit	357.9	384.6	749.1	737.4
Operating expenses:
Selling, general and administrative	231.4	221.3	456.8	416.6
Research and development	100.2	92.2	197.3	174.0
Other charges, net	14.4	23.0	51.3	33.9
Total operating expenses	346.0	336.5	705.4	624.5
Operating income	11.9	48.1	43.7	112.9
Interest and other income (expense), net	(11.4)	(24.2)	(18.1)	(17.4)
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	0.5	23.9	25.6	95.5
Income tax provision (benefit)	(3.1)	16.1	5.6	35.9
Equity in income (loss) of unconsolidated investees, net of tax	0.6	(0.2)	1.0	—
Consolidated net income	4.2	7.6	21.0	59.6
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(3.4)	—	(4.0)	1.1
Net income attributable to Bruker Corporation	$7.6	$7.6	$25.0	$58.5
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.05	$0.16	$0.40
Diluted	$0.05	$0.05	$0.16	$0.40
Weighted average common shares outstanding:
Basic	151.6	147.4	151.6	146.3
Diluted	151.7	148.0	151.8	147.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated net income	$4.2	$7.6	$21.0	$59.6

Other comprehensive income (loss):

Foreign currency translation:
Foreign currency translation gain (loss) before income taxes	133.3	(28.9)	204.6	(108.3)
Income tax (benefit) expense on foreign currency translation adjustments	1.0	—	1.5	(2.2)
Foreign currency translation gain (loss) after income taxes	132.3	(28.9)	203.1	(106.1)

Designated hedging instruments:
Gain (loss) on designated hedging instruments before income taxes	(195.7)	(9.8)	(246.4)	71.4
Income tax (benefit) expense related to designated hedging instruments	(46.8)	(2.3)	(58.9)	16.8
Gain (loss) on designated hedging instruments after income taxes	(148.9)	(7.5)	(187.5)	54.6

Pension and other postretirement plans:
Total pension and other postretirement benefit liability adjustments gain (loss) before income taxes	(4.4)	(0.1)	(5.2)	0.5
Income tax benefit related to total pension and other postretirement benefit liability adjustments	0.9	—	1.1	—
Total pension and other postretirement benefit liability adjustments gain (loss) after income taxes	(3.5)	(0.1)	(4.1)	0.5

Total other comprehensive income (loss)	(20.1)	(36.5)	11.5	(51.0)

Total Comprehensive income (loss)	(15.9)	(28.9)	32.5	8.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	0.2	—	1.3
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	0.8	(0.4)	1.0	(1.2)
Total Comprehensive income (loss) attributable to Bruker Corporation	$(16.4)	$(28.7)	$31.5	$8.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	18,771	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	24,999	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Shares repurchased	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive income	0.6	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9
Stock options exercised	—	87,487	—	—	—	1.8	—	—	1.8	—	1.8
Restricted stock units vested	—	7,334	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	5.3	—	—	5.3	—	5.3
Employee stock purchase plan	—	100,115	—	—	—	3.7	—	—	3.7	—	3.7
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	(1.7)	—	—	—	—	—	7.6	—	7.6	(1.6)	6.0
Certain other acquisitions	28.3	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	2.5	—	—	—	—	—	—	(23.9)	(23.9)	1.3	(22.6)
Balance at June 30, 2025	$47.4	151,715,927	$1.8	30,979,610	$(1,247.2)	$730.0	$2,416.4	$(97.0)	$1,804.0	$15.4	$1,819.4

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765		—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive loss	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9
Stock options exercised	—	24,484	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	1,404	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.8	—	—	4.8	—	4.8
Employee stock purchase plan	—	31,291	—	—	—	2.1	—	—	2.1	—	2.1
Public Offering, net of issuance costs of $0.8 million	—	6,000,000	0.1	—	—	402.9	—	—	403.0	—	403.0
Cash dividends paid to common shareholders ($0.05 per share)	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	7.6	—	7.6	0.3	7.9
Other comprehensive loss	(0.1)	—	—	—	—	—	—	(36.3)	(36.3)	(0.1)	(36.4)
Balance at June 30, 2024	$17.5	151,391,821	$1.8	30,778,879	$(1,237.2)	$701.3	$2,367.3	$(44.0)	$1,789.2	$17.8	$1,807.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$21.0	$59.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	106.5	79.9
Deferred income taxes	(38.6)	(22.3)
Other non-cash expenses, net	(0.4)	27.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Income taxes payable, net	(105.3)	(22.4)
Other changes in operating assets and liabilities, net	(45.7)	(99.4)
Net cash provided by (used in) operating activities	(62.5)	22.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(47.3)	(46.0)
Cash paid for acquisitions, net of cash acquired	(69.5)	(1,576.5)
Other investing activities, net	(0.4)	(6.6)
Net cash used in investing activities	(117.2)	(1,629.1)

Cash flows from financing activities:
Repayments of revolving line of credit	(219.1)	(840.1)
Proceeds from revolving line of credit	308.2	1,073.3
Repayment of long-term debt	(22.3)	(118.0)
Proceeds from long-term debt	2.9	805.7
Proceeds from issuance of common stock, net	5.3	408.6
Payment of dividends to common shareholders	(15.3)	(15.0)
Repurchase of common stock	(10.0)	—
Other financing activities, net	(5.4)	(7.0)
Net cash provided by financing activities	44.3	1,307.5

Effect of exchange rate changes on cash, cash equivalents and restricted cash	44.9	(19.7)
Net decrease in cash, cash equivalents and restricted cash	(90.5)	(318.4)
Cash, cash equivalents and restricted cash at beginning of period	186.7	491.6
Cash, cash equivalents and restricted cash at end of period	$96.2	$173.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$35.5	$21.7
Cash paid for taxes	$147.5	$68.6
Restricted cash period beginning balance	$3.3	$3.3
Restricted cash period ending balance	$4.2	$3.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

1.
Description of Business

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or “the Company”), develops, manufactures, and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular, and cellular levels. Many of the Company’s products are used to detect, measure, and visualize structural characteristics of chemical, biological, and industrial material samples.

The Company has four reportable segments:

•
Bruker Scientific Instruments (BSI) BioSpin:

Designs, manufactures, and distributes life science tools based on magnetic resonance technology, and provides automated laboratory research and development and quality control workflow solutions in a wide range of chemical research fields. Revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies, and nonprofit laboratories, as well as chemical, food and beverage, clinical, and other industrial companies.

•
BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection):

Designs, manufactures, and distributes life science mass spectrometry, applied spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments, and solutions based on infrared and Raman molecular spectroscopy technologies. Provides systems and assays for molecular diagnostics (MDx), biomedical systems/specialty IVD and microbiology, and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Revenues are generated from academic institutions and medical schools; pharmaceutical, biotechnology, and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

•
BSI NANO:

Designs, manufactures, and distributes advanced X-ray instruments, atomic force microscopy instrumentation, advanced fluorescence optical microscopy instruments, analytical tools for electron microscopes and X-ray metrology, defect-detection equipment for semiconductor process control, handheld, portable and mobile X-ray fluorescence spectrometry instruments, spark optical emission spectroscopy systems, chip cytometry products and services for targeted spatial proteomics, multi-omic services, optofluidic and proteomic barcoding platforms, and products and services for spatial genomics research and spatial biology. Revenues are generated from academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies, and other businesses involved in materials research and life science research analysis.

•
Bruker Energy & Supercon Technologies (BEST):

Develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare, and high energy physics research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research, and other applications. Revenues are generated from medical, clinical, pharmaceutical, and aerospace companies, as well as other businesses involved in materials research, fusion energy research, high energy physics, renewable energy, and environmental research. BEST also delivers extreme ultraviolet radiation (EUV/XUV) based technologies and solutions to world leading semiconductor companies and research labs.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2025, and December 31, 2024, and for the three and six months ended June 30, 2025, and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on March 3, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income (loss), and cash flows have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2025, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not changed.

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

3.
Acquisitions

During the three months ended June 30, 2025, and during the year ended December 31, 2024, the Company completed various acquisitions that collectively complement the product offerings of the Company’s existing businesses.

The valuation methodology used to determine the fair value of the identifiable assets acquired and liabilities assumed, unless otherwise noted, is consistent with that described in Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2025 Acquisitions

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2025 acquisitions (in millions):

Acquisition (Segment)	Recipe (CALID)	Other (Various)	Total
Consideration Transferred:
Cash paid	$58.8	$16.1	$74.9
Cash acquired	(5.2)	(1.3)	(6.5)
Fair value of redeemable noncontrolling interest	27.2	1.1	28.3
Working capital and other closing adjustments	6.5	1.8	8.3
Total consideration transferred, net of cash acquired	$87.3	$17.7	$105.0
Allocation of Consideration Transferred:
Accounts receivable	$2.3	$0.5	$2.8
Inventories	7.7	0.5	8.2
Other current assets	0.1	0.4	0.5
Property, plant and equipment	21.2	0.7	21.9
Other assets	4.9	0.8	5.7
Intangible assets:
Technology	14.0	6.7	20.7
Customer relationships	29.2	0.9	30.1
Trade name	1.6	0.9	2.5
Goodwill	35.0	14.0	49.0
Deferred taxes (net)	(16.6)	(2.3)	(18.9)
Liabilities assumed	(12.1)	(5.4)	(17.5)
Total consideration allocated	$87.3	$17.7	$105.0

The table below summarizes information on the Recipe Chemicals + Instruments GmbH (“Recipe”) acquisition:

Recipe
Activity of acquired business

Provider of vendor-agnostic therapeutic drug monitoring (TDM) and other clinical in vitro diagnostic kits for Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry (LC-MS/MS), High Performance Liquid Chromatography (HPLC), and Inductively coupled plasma mass spectrometry (ICP-MS) assays.

Location	Munich, Germany
Acquired interest	69.64%
Business acquired	Outstanding share capital of Recipe and Recipe’s interest in their majority owned subsidiary, WoBau GmbH (“WoBau”).
Redeemable noncontrolling interest – other shareholders

The Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 30.36% for cash at a contractually defined redemption value exercisable beginning in 2029. The rights associated with the noncontrolling interests are contingently redeemable at the option of the Company or the noncontrolling interest holder. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest holder, the Company classifies the carrying amount of these rights in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value and subsequently at the greater of the amount that would be paid if the settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. At the closing date the fair value of the redeemable noncontrolling interest was $27.2 million.

Additionally, the Company entered into an agreement with the noncontrolling interest holder of WoBau which provides the Company with the right to purchase the remaining 10.1% ownership interest of WoBau for cash at a price to be determined in the future, exercisable in 2029 or later. The rights associated with the noncontrolling interests are contingently redeemable at the option of the Company. At the closing date the fair value was determined to be de minimis.

Customer relationships and technology were the most significant identifiable intangible assets acquired. The fair value of the assets is estimated using a multi-period excess earnings method for customer relationships and a relief from royalty method for technology. The following table presents estimated useful life for the acquired intangible assets for the Recipe acquisition:

Recipe
Intangible Asset — Technology	10 years
Intangible Asset — Customer relationships	15 years
Intangible Asset — Trade name	1 year

The amortization period for the intangible assets acquired for the Company’s other acquisitions is five to twelve years for the technology.

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

The Company is in the process of finalizing the valuation of the assets acquired, inclusive of intangible assets, and liabilities assumed related to Recipe and certain other acquisitions which may result in adjustments to these assets and liabilities, including goodwill.

Results of operations for 2025 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through June 30, 2025 include revenues of $3.8 million and pre-tax losses totaling $0.8 million. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

Supplemental Pro Forma Information for 2025 acquired businesses

The consolidated results for the three and six months ended June 30, 2025 would not be materially different had the 2025 acquisitions been completed on January 1, 2025. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in these consolidated financial statements.

2024 Acquisitions

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
Business/technology acquired

Substantially all of the assets and rights associated with the business of NanoString Technologies, Inc. including the equity interests of the six subsidiaries (collectively, “NanoString”). The Company also assumed certain of its liabilities, including potential liabilities associated with ongoing litigations. Included in the liabilities assumed as of the acquisition date is $44.7 million determined in accordance with ASC Topic 450. Refer to Note 20, Commitments and Contingencies for more details on these litigations.

		Outstanding share capital of TecInvest S.à r.l, Eliman 1 S.à r.l, and Eliman 2 S.à r.l, and their 100% interests in 18 subsidiaries (collectively “ELITech” or “ELITech Group”).	Outstanding share capital of Chemspeed Technologies AG and its three wholly owned subsidiaries (collectively “Chemspeed”).

In the acquisitions above, customer relationships and technology intangible assets were the most significant identifiable assets acquired. The fair value of the intangible assets is estimated using a multi-period excess earnings method for customer relationships and a relief from royalty method for technology. For the acquisition of ELITechGroup, the cash flow projections for the customer relationships included significant judgments and assumptions related to customer attrition rates, contributory asset charges, and discount rates and the cash flow projections for the technology included significant judgments and assumptions related to revenue growth rates, royalty rates, obsolescence rates, and discount rates.

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

In the first quarter of 2025, the Company finalized its determination of the fair value of the identifiable assets acquired and liabilities assumed for the Chemspeed acquisition. In the second quarter of 2025, the Company finalized its determination of the fair value of the identifiable assets acquired and liabilities assumed for the NanoString and ELITechGroup acquisitions with no further adjustments in addition to the immaterial adjustments recorded in prior quarters.

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

The Company has finalized its valuation of the assets acquired and liabilities assumed related to the Spectral Instruments Imaging LLC and Nion, LLC acquisitions within the measurement period, and no further material adjustments were be made.

Results of operations for 2024 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through December 31, 2024 include revenues of $259.5 million and pre-tax losses totaling $108.0 million. Pre-tax losses include purchased intangible amortization and step up inventory costs related to the acquisitions as well as acquisition-related expenses, which are recorded within Other charges, net in the consolidated statements of operations. Acquisition-related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

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

The revenue and net income (loss) results for all 2024 acquisitions are included in the consolidated financial statements for the three and six months ended, June 30, 2025.

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

The pro forma adjustments include the following (in millions):

December 31, 2024
Net increase in amortization and depreciation expense associated with tangible and intangible assets	$(2.4)
Net increase in interest expense	(13.3)
Total pro forma adjustments - net loss	$(15.7)

The supplemental pro forma financial information presented above is for illustrative purposes only and does not include the pro forma adjustments that would be required under Article 11 of Regulation S-X for pro forma financial information. This supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the NanoString, ELITechGroup, and Chemspeed acquisitions had been completed on January 1, 2024. No effect has been given for synergies, if any, that may have been achieved through the acquisitions nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

4.
Minority and Equity-method Investments

2025

As of June 30, 2025, the aggregate amount of equity investments without readily determinable fair value using the measurement alternative is $38.7 million. During the six months ended June 30, 2025, the Company completed four minority investments. The following table reflects the consideration transferred (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other minority investments	Other long-term assets	Various	$3.9	$3.2
			$3.9	$3.2

2024

As of December 31, 2024, the aggregate amount of equity investments without a readily determinable fair value using the measurement alternative was $35.6 million. During the year ended December 31, 2024, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

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

Refer to Note 11, Interest and other income (expense), net, for information on impairment charges, to write down the carrying value of certain minority investments for the three and six months ended June 30, 2025 and 2024, respectively.

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2024	$1,507.3
Current period additions	49.0
Current period adjustments	0.2
Foreign currency effect	92.7
Balance at June 30, 2025	$1,649.2

Intangible Assets

The following is a summary of intangible assets (in millions):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$798.4	$(338.9)	$459.5	$724.5	$(291.3)	$433.2
Customer relationships	613.9	(155.8)	458.1	550.6	(125.6)	425.0
Trade names	66.7	(21.9)	44.8	60.9	(16.1)	44.8
Other	18.2	(11.0)	7.2	16.5	(7.0)	9.5
Intangible assets	$1,497.2	$(527.6)	$969.6	$1,352.5	$(440.0)	$912.5

For the three months ended June 30, 2025, and 2024, the Company recorded amortization expense of $31.5 million and $25.1 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2025, and 2024, the Company recorded amortization expense of $58.8 million and $41.3 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its goodwill and intangible assets to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets are less than the assets’ carrying value, and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the results of these analyses, during the three and six months ended June 30, 2025, the Company recognized impairment charges of $6.8 million and $7.2 million respectively, to write off certain intangible assets. There were no such intangible assets impairment charges recorded during the three and six months ended June 30, 2024.

Current macroeconomic conditions and uncertainties, including inflationary pressures, changes to trade and tariff policies, customs duties imposed or that may be imposed by the new presidential administration in the U.S., geopolitical tensions and possible expansion of current conflicts, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, could adversely impact the fair value of our reporting units and cause the Company to consider whether goodwill, intangible assets, and other long-lived assets may require an impairment assessment. The Company continues to monitor its goodwill, intangible assets, and other long-lived assets for impairment and additional charges may be recorded in the future from these analyses depending on market conditions and actual and forecasted future results.

6.
Revenue

The following table presents the Company’s revenues by end customer geography for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$222.9	$243.7	$440.3	$438.5
Germany	59.1	83.5	120.2	150.3
Europe excluding Germany	213.4	192.3	437.5	370.4
China	114.7	120.4	215.9	236.1
Asia Pacific excluding China	127.4	106.2	258.8	213.2
Other	59.9	54.6	126.1	113.9
Total revenue	$797.4	$800.7	$1,598.8	$1,522.4

The following table presents revenue for the Company recognized at a point in time versus over time for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$675.1	$686.5	$1,353.8	$1,295.0
Revenue recognized over time	122.3	114.2	245.0	227.4
Total revenue	$797.4	$800.7	$1,598.8	$1,522.4

As of June 30, 2025 and December 31, 2024 the following balances were associated with revenue (in millions):

	June 30, 2025	December 31, 2024
Contract assets	$127.1	$105.2
Contract liabilities (a)	584.1	538.2
Remaining performance obligations (b)	$2,109.1	$2,090.4
a)
Approximately $232.5 million of the contract liability balance on December 31, 2024, was recognized as revenue during the six months ended June 30, 2025.
b)
Bruker’s mix of remaining performance obligations consist of firm orders under non-cancelable purchase orders received from customers and the timing of revenue recognition can vary significantly due to a variety of factors. Bruker manufactures innovative scientific instruments and diagnostic solutions which can result in varying production and installation timing due to components, customization, manufacturing, assembly, testing processes, and customer site availability or readiness. Bruker’s expected completion of performance obligations can vary from year to year based on these and other factors. As a result, performance obligations on any particular date may be indicative of Bruker’s short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance. The Company will recognize revenues for these performance obligations as they are satisfied, the majority of which is expected to occur within the next twelve months.

Lease Revenue

The Company’s right to future consideration from reagent purchases under the reagent agreements is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Agreements that do not meet the criteria to be classified as a sales-type lease are classified as operating leases. Lease revenue is presented in product revenue in the consolidated statements of operations and consisted of less than 2% of total consolidated revenue in each of the three and six months ended June 30, 2025 and 2024, respectively.

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

The following tables present segment results for the three and six months ended June 30, 2025, and 2024 (in millions):

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$195.3	$285.8	$252.1	$64.2	$797.4	$217.5	$265.6	$252.5	$65.1	$800.7
Intersegment revenue	—	—	—	2.1	2.1	—	—	—	4.0	4.0
Total segment revenue	$195.3	$285.8	$252.1	$66.3	$799.5	$217.5	$265.6	$252.5	$69.1	$804.7

Segment expenses:
Cost of revenue	$108.1	$125.6	$125.6	$52.3	$411.6	$110.8	$111.5	$119.8	$52.0	$394.1
Selling, general and administrative	40.9	76.9	72.7	5.7	196.2	38.3	68.9	71.8	5.2	184.2
Research and development	23.2	30.0	44.4	1.1	98.7	21.8	26.8	41.7	1.3	91.6
Segment operating income	$23.1	$53.3	$9.4	$7.2	$93.0	$46.6	$58.4	$19.2	$10.6	$134.8

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$21.1					$24.3
Unallocated expenses (b)					60.0					62.4
Total consolidated operating income					$11.9					$48.1
Interest and other income (expense), net					(11.4)					(24.2)
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$0.5					$23.9

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$403.1	$565.9	$508.7	$121.1	$1,598.8	$400.3	$493.5	$492.9	$135.7	$1,522.4
Intersegment revenue	—	—	—	4.5	4.5	—	—	—	6.5	6.5
Total segment revenue	$403.1	$565.9	$508.7	$125.6	$1,603.3	$400.3	$493.5	$492.9	$142.2	$1,528.9

Segment expenses:
Cost of revenue	$217.8	$243.4	$244.4	$98.7	$804.4	$199.9	$205.3	$233.8	$110.5	$749.5
Selling, general and administrative	79.9	149.8	142.1	11.0	382.8	75.3	126.7	134.8	10.9	347.7
Research and development	45.2	58.0	89.6	1.7	194.5	43.9	52.0	75.3	2.0	173.2
Segment operating income	$60.2	$114.7	$32.6	$14.2	$221.6	$81.2	$109.5	$49.0	$18.8	$258.5

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$47.9					$47.2
Unallocated expenses (b)					130.0					98.4
Total consolidated operating income					$43.7					$112.9
Interest and other income (expense), net					(18.1)					(17.4)
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$25.6					$95.5
a)
Represents corporate costs and intersegment eliminations not allocated to the reportable segments. Unallocated costs include general and administrative expenses not directly incurred by the segments such as professional fees incurred for the quarterly reviews and annual audit of the consolidated financial statements, personnel costs of corporate accounting, finance, legal, and IT resources, and other expense items.
b)
Unallocated expenses consist of costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, and other costs.

Refer to Note 6, Revenue for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital Expenditures:
BSI BioSpin	$2.3	$3.8	$5.5	$3.4
BSI CALID	5.5	6.4	13.9	11.8
BSI NANO	13.2	4.0	18.1	10.2
BEST	2.4	6.3	7.2	13.9
Corporate	6.9	4.0	11.6	6.7
Total capital expenditures	$30.3	$24.5	$56.3	$46.0
Depreciation and Amortization:
BSI BioSpin	$11.2	$10.4	$21.6	$18.6
BSI CALID	23.4	15.4	43.2	25.1
BSI NANO	17.1	15.9	33.8	29.3
BEST	2.4	2.1	4.5	4.1
Corporate	2.0	1.3	3.4	2.8
Total depreciation and amortization	$56.1	$45.1	$106.5	$79.9

Total assets by segment are as follows (in millions):

	June 30, 2025	December 31, 2024
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$6,192.6	$5,648.4
BEST	191.2	199.8
Eliminations and other (a)	(44.0)	(41.5)
Total assets	$6,339.8	$5,806.7
a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets by the BSI BioSpin, BSI CALID, BSI NANO Segments, and the Corporate function. Furthermore, the Company’s chief operating decision maker does not receive long-lived asset information individually by these reportable segments and Corporate.

8.
Weighted Average Shares Outstanding

The following table sets forth the computation of basic and diluted weighted average common shares outstanding (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	151.6	147.4	151.6	146.3
Effect of dilutive securities:
Stock options and restricted stock units	0.1	0.6	0.2	0.7
Weighted average common shares outstanding - diluted	151.7	148.0	151.8	147.0

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	0.5	0.2	0.4	0.2
Unvested restricted stock units	0.6	—	0.6	—

9.
Other Charges, Net

The components of other charges, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquisition-related expenses, net (a)	$2.8	$17.5	$9.0	$21.6
Acquisition-related litigation charges	4.0	1.4	22.6	1.5
Restructuring charges	2.9	1.2	10.5	4.7
Information technology transformation costs (b)	2.8	1.9	5.8	2.7
Other	1.9	1.0	3.4	3.4
Other charges, net	$14.4	$23.0	$51.3	$33.9
a)
Acquisition-related expenses relate primarily to transaction costs on potential and consummated acquisitions, integration costs of newly acquired entities, and stock-based compensation expense related to the fair value changes of hybrid instruments.
b)
The Information technology (“IT”) transformation costs are related to an IT transformation initiative that is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

10.
Restructuring

The following table presents restructuring costs by segment as included within the Company’s consolidated statements of operations for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues:
BSI BioSpin	$0.2	$0.2	$1.2	$0.3
BSI CALID	0.6	0.8	1.8	0.8
BSI NANO	3.6	3.9	4.0	7.5
Total Cost of revenues	$4.4	$4.9	$7.0	$8.6
Other charges, net:
BSI BioSpin	$(2.5)	$0.2	$3.3	$0.2
BSI CALID	2.2	(0.1)	3.2	(0.1)
BSI NANO	2.0	1.1	2.8	4.0
Corporate	1.2	—	1.2	0.6
Total Other charges, net	$2.9	$1.2	$10.5	$4.7
Total	$7.3	$6.1	$17.5	$13.3

The following table sets forth the changes in restructuring reserves, excluding costs of $3.8 million for scrapping expired or expiring inventory, for the periods reported (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2024	$7.2	$4.6	$2.6
Restructuring charges	13.7	11.6	2.1
Cash payments	(12.1)	(7.8)	(4.3)
Other, non-cash adjustments and foreign currency effect	0.9	0.8	0.1
Balance at June 30, 2025	$9.7	$9.2	$0.5

Bruker Cellular Analysis restructuring plan: During the three months ended June 30, 2025 and 2024, in connection with the Bruker Cellular Analysis restructuring plan, the Company recorded and accrued severance and termination charges of $0.7 million and $2.6 million, respectively, and made payments of $0.7 million and $3.7 million, respectively. During the six months ended June 30, 2025 and 2024, in connection with the Bruker Cellular Analysis restructuring plan, the Company recorded and accrued severance and termination charges of $1.2 million and $6.5 million, respectively, and made payments of $3.7 million and $10.7 million, respectively. As it relates to the consolidation of leased BCA facilities, the Company recorded an impairment charge against operating lease right of use assets of $0.3 million and $1.5 million in the three and six months ended June 30, 2024, respectively. The Company did not have similar charges during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, in connection with the Bruker Cellular Analysis restructuring plan, the Company charged $2.5 million to product restructuring costs due to scrapping of expired or expiring inventories. During the three and six months ended June 30, 2024, in connection with the Bruker Cellular Analysis restructuring plan, the Company charged $1.9 million and $4.7 million, respectively, to product restructuring costs due to scrapping of expired or expiring inventories. Refer to Note 12, Restructurings and Asset Impairments of the Annual Report on Form 10-K for the year ended December 31, 2024 for further information on this restructuring plan.

Corporate wide and other restructuring plans: The Company has previously incurred charges related to restructuring actions impacting the reportable segments at various locations across North America, Europe, and Asia. This includes workforce right-sizing actions resulting in severance and transition costs, costs related to the consolidation of facilities resulting in asset impairment, and accelerated depreciation charges. In the second quarter of 2025, the Company initiated a corporate-wide restructuring program to be implemented across multiple functions and geographies to address challenges in the current business environment. We anticipate additional restructuring charges in the third and fourth quarter of 2025 with activities under these plans expected to be completed by 2026.

11.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$2.7	$2.4	$5.8	$5.0
Interest expense	(15.7)	(15.7)	(28.8)	(20.7)
Impairment of minority investments	—	(20.2)	(1.9)	(20.2)
Exchange gains (losses), net on foreign currency transactions	1.4	9.0	5.7	17.9
Other income	0.2	0.3	1.1	0.6
Interest and other income (expense), net	$(11.4)	$(24.2)	$(18.1)	$(17.4)

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision (benefit)	$(3.1)	$16.1	$5.6	$35.9
Effective tax rates (a)	Not meaningful	67.4%	21.9%	37.6%
Penalties and interest (recorded in provision for income taxes for unrecognized tax benefits)	$0.8	$(3.4)	$1.2	$(2.2)
a)
For the three months ended June 30, 2025, the rate is not meaningful and was due to one-time favorable discrete events recorded during the period. The decrease in the Company's effective tax rate for the six months June 30, 2025 was primarily due to changes in jurisdictional mix and net favorable discrete activities.

The table below summaries unrecognized tax benefits and accrued interest and penalties components (in millions):

	June 30, 2025	December 31, 2024
Unrecognized tax benefits (a)	$72.1	$63.7
Accrued interest and penalties (b)	$6.6	$5.3
a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company's effective tax rate.
b)
These are related to uncertain tax positions and were included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States, and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2025 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 7.5% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2025.

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules (“Pillar 2”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. The Company's income tax provision for the three and six months ended June 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on the Company's income tax provision, resulting in an increase to its effective tax rate of 2.3% for the six months ended June 30, 2025. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

On July 18, 2025, the German Federal Council enacted legislation to gradually reduce the corporate income tax rate from 15% to 10% over the period 2028 to 2032.

The Company will assess the impact of these changes on its consolidated financial statements and will record them during the third quarter of 2025, which is the period of enactment.

13.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$427.4	$388.7
Work-in-process	394.0	348.9
Finished goods	273.2	228.5
Demonstration units	123.7	101.7
Total Inventories	$1,218.3	$1,067.8

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of June 30, 2025 and December 31, 2024, the value of finished goods inventory-in-transit was $77.9 million and $53.6 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Unbilled receivables	$112.4	$93.6
Income and other taxes receivable (note 12)	99.4	34.5
Prepaid expenses	49.7	35.1
Deposits with vendors	32.8	26.1
Interest rate cross-currency swap agreements (note 17)	7.3	10.7
Lease receivable	4.3	7.6
Other assets	23.9	28.9
Other current assets	$329.8	$236.5

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	June 30, 2025	December 31, 2024
2024 term loan agreements:
CHF loan due 2027	$181.9	$162.1
CHF loan due 2029	183.1	162.1
CHF loan due 2031	189.0	165.2
2019 term loan agreement:
USD loan quarterly payments of $3.8 million and balloon payment due December 2026	255.8	263.3
Note Purchase Agreements (NPA – Senior notes):
2024 notes due April 15, 2034 - CHF 50 million 2.56% (a)	63.0	55.1
2024 notes due April 15, 2036 - CHF 146 million 2.62% and CHF 50 million 2.60% (a)	246.9	215.9
2024 notes due April 15, 2039 - CHF 135 million 2.71% and CHF 50 million 2.62% (a)	233.1	203.8
2021 notes due December 8, 2031 - CHF 300 million 0.88% (a)	378.0	330.5
2019 notes due December 11, 2029 - CHF 297 million 1.01% (a)	374.2	327.2
2021 notes due December 8, 2031 - EUR 150 million 1.03% (a)	176.5	155.3
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement (b)	122.1	27.5
Other loans	15.2	11.9
Unamortized debt issuance costs	(2.8)	(3.1)
Total notes and loans outstanding	$2,416.0	$2,076.8
Finance lease obligations	19.3	17.5
Total debt	$2,435.3	$2,094.3
Current portion of long-term debt and finance lease obligations	(55.7)	(32.5)
Total long-term debt, less current portion	$2,379.6	$2,061.8
a)
The fair value of the Company's long-term fixed interest rate debt was $1,426.7 million and $1,278.9 million as of June 30, 2025, and December 31, 2024, respectively.
b)
Subsequent to June 30, 2025, and up until the date of filing this Quarterly Report on Form 10-Q, the Company borrowed approximately $457.4 million of debt under the 2024 Amended and Restated Revolving Credit Agreement. Any debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

Significant borrowings and repayments:

The following table summarizes the Company’s debt borrowings and repayments from long-term debt for the six months ended June 30, 2025 and 2024 (amounts in millions):

	June 30, 2025	June 30, 2024
Proceeds from long-term debt:
CHF notes under various 2024 Note Purchase Agreements	$—	$472.1
CHF notes under the 2024 Term Loan Agreement	—	329.5
Other	2.9	4.1
Proceeds from long-term debt - Total	$2.9	$805.7

Repayment of long-term debt:
USD notes under the 2012 Note Purchase Agreement	$—	$(100.0)
USD notes under the 2019 Term Loan Agreement	(7.5)	(7.5)
CHF notes under the 2024 Term Loan Agreement	(5.6)	—
Other	(9.2)	(10.5)
Repayment of long-term debt - Total	$(22.3)	$(118.0)

Revolving Credit Facility:

As of June 30, 2025, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement	0.43%	$900.0	$122.1	$0.7	$777.2
Bank guarantees and working capital line	varies	184.0	—	184.0	—
Total revolving lines of credit		$1,084.0	$122.1	$184.7	$777.2

As of June 30, 2025, the Company was in compliance with the covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

June 30, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$0.6	$0.6	$—	$—
Interest rate and cross-currency swap agreements (note 17)	9.2	—	9.2	—
Forward currency contracts	0.2	—	0.2	—
Total assets recorded at fair value	$10.0	$0.6	$9.4	$—
Liabilities:
Contingent consideration (note 18)	$13.9	$—	$—	$13.9
Hybrid instruments liabilities (note 19)	83.6	—	—	83.6
Interest rate and cross-currency swap agreements (note 17)	42.8	—	42.8	—
Forward currency contracts	3.3	—	3.3	—
Equity interest purchase option liability (a)	17.0	—	—	17.0
Total liabilities recorded at fair value	$160.6	$—	$46.1	$114.5

December 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$17.2	$—	$17.2	$—
Interest rate and cross-currency swap agreements (note 17)	21.8	—	21.8	—
Forward currency contracts	6.0	—	6.0	—
Total assets recorded at fair value	$45.0	$—	$45.0	$—
Liabilities:
Contingent consideration (note 18)	$17.3	$—	$—	$17.3
Hybrid instruments liabilities (note 19)	78.1	—	—	78.1
Interest rate and cross-currency swap agreements (note 17)	17.2	—	17.2	—
Forward currency contracts	0.5	—	0.5	—
Equity interest purchase option liability (a)	14.9	—	—	14.9
Total liabilities recorded at fair value	$128.0	$—	$17.7	$110.3
a)
Equity interest purchase option liability is related to NovAliX, refer to Note 4, Minority and equity-method investments, for more information.

Refer to Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for further information on the risks and valuation methodology used for assets and liabilities measured or disclosed at fair value.

17.
Derivative Instruments and Hedging Instruments

The Company's major exposures relate to foreign exchange rate, interest rate, and commodity price risks. Risk management activities related to these risks are as follows:

Foreign Exchange Rate Risk:

The Company’s exposure to foreign exchange rate risk includes exchange risk as a result of non-U.S. operations having functional currencies other than the U.S. Dollar, which is managed by cross-currency interest rate swap agreements and long-term debt designated as net investment hedges. As of June 30, 2025, the Company had several cross-currency interest rate swap agreements that qualify for hedge accounting with a notional value of $127.9 million of U.S. Dollar to Swiss Franc and a notional value of $127.9 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of its Euro and Swiss Franc denominated net asset investments.

In addition, the Company has foreign currency exposure at a transaction level, and this is addressed by forward currency contracts for significant exposures which have not been designated as accounting hedges.

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

The following table presents the Company’s notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements, and long-term debt designated as net investment hedges, as well as the respective fair value of the instruments (in millions):

	June 30, 2025		December 31, 2024
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current assets		$7.3		$10.7
Other assets		1.9		11.1
Other long-term liabilities		(42.8)		(17.2)
	$255.8	$(33.6)	$263.3	$4.6
Long-term debt
Long-term debt	1,660.7	(216.2)	1,453.0	(8.5)
Total derivatives designated as hedging instruments	$1,916.5	$(249.8)	$1,716.3	$(3.9)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$52.9	$0.2	$841.9	$6.0
Other current liabilities	956.6	(3.3)	78.6	(0.5)
Total derivatives not designated as hedging instruments	$1,009.5	$(3.1)	$920.5	$5.5
Total derivatives	$2,926.0	$(252.9)	$2,636.8	$1.6

The following table is a summary of the gain (loss) included in Interest and other income (expense), net in the consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Forward currency contracts	$(26.2)	$(7.1)	$(22.0)	$(5.1)
Embedded derivatives in purchase and delivery contracts	0.9	0.2	1.1	(1.1)
	(25.3)	(6.9)	(20.9)	(6.2)
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$1.8	$2.6	$3.7	$5.3
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	1.2	1.4	2.5	2.9
	3.0	4.0	6.2	8.2
Total	$(22.3)	$(2.9)	$(14.7)	$2.0

The following table is a summary of the gain (loss) included in Accumulated other comprehensive income, net of tax in the consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$(1.4)	$(0.9)	$(3.5)	$0.5
	(1.4)	(0.9)	(3.5)	0.5
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	$(20.6)	$(0.3)	$(26.0)	$9.9
Long-term debt	(126.9)	(6.3)	(158.0)	44.2
	(147.5)	(6.6)	(184.0)	54.1
Total	$(148.9)	$(7.5)	$(187.5)	$54.6

18.
Contingent Consideration

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2024	$17.3
Current period additions	—
Current period adjustments	0.9
Current period settlements	(5.0)
Foreign currency effect	0.7
Balance at June 30, 2025	$13.9

Changes in fair value subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other Charges, net, in the consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities and the original acquisition date values are included in net cash provided by (used in) financing activities in the consolidated statements of cash flows.

19.
Hybrid instruments liabilities

Related to certain other majority owned acquisitions, the Company has entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell the remaining ownerships for cash at contractually defined redemption values.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2024	$78.1
Acquisitions	—
Current period adjustments	1.7
Current period settlements	—
Foreign currency effect	3.8
Balance at June 30, 2025	$83.6

The Level 3 fair value measurements of our hybrid instrument liabilities include the following significant unobservable inputs:

Hybrid Instrument Liabilities	Valuation Technique	Unobservable Input	Range	Weighted Average (a)
Put / Call Options	Option Pricing Model	Revenue Risk Premium	1.6% - 12.6%	10.6%
		EBITDA Risk Premium	10.1% - 25.1%	21.4%
a)
Unobservable inputs were weighted by the relative fair value of the hybrid instrument liabilities.

20.
Commitments and Contingencies

The Company’s product offerings include technologies and related intellectual property rights that are either developed or acquired. Such technologies and rights, particularly patents, are a significant part of ongoing product development and differentiation. Lawsuits, claims, and proceedings of a nature that claim infringement of patents or patent licenses owned by others are considered normal to the business and may be pending from time to time against the Company. Intellectual property litigation is inherently complex and unpredictable. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify.

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding related to patents, products, and other matters, is considered probable and the amount can be reasonably estimated, or a range of loss can be determined. If the estimate of a probable loss is a range and no amount within the range is more likely, management’s best estimate is represented by the minimum amount of the range. If a material loss is not reasonably estimable, but is considered probable, or a material loss is reasonably possible, but not probable, disclosure would be provided below. The outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters, net of amounts accrued in the Company's balance sheet, may have a material adverse effect on the Company's business or financial condition.

Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. An adverse outcome in any of these proceedings could result in one or more of the following and have a material impact on our business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; (iii) payment of significant damages, royalties, penalties, and/or license fees to third parties; and, (iv) with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

At June 30, 2025, and December 31, 2024, the accrual for several legal matters that were deemed to be both probable and estimable was $27.3 million and $86.0 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings other than those specifically identified below, individually or in the aggregate, that could materially adversely impact our operating results and cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated. While the Company believes it has meritorious defenses for the matters described below, the ultimate resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

In connection with the Company’s acquisition of PhenomeX Inc. (“PhenomeX”) on October 2, 2023, the Company’s wholly owned subsidiary, Bruker Cellular Analysis, Inc., was substituted as a party into the existing patent litigation between PhenomeX and AbCellera Biologics Inc. (“AbCellera”) related to PhenomeX’s Beacon instruments and Opto products. The University of British Columbia (“UBC”), the owner and licensor to AbCellera of the asserted patents, is a co-plaintiff in the litigation. The plaintiffs’ complaint seeks unspecified damages and injunctive relief.

In connection with the acquisition of NanoString on May 6, 2024, the Company assumed certain of its liabilities, including the liabilities associated with NanoString’s litigation matters with 10x Genomics, Inc. (“10x”) related to NanoString’s GeoMx Digital Spatial Profiler products, NanoString’s CosMx Spatial Molecular Imager products, and 10x’s Visium Spatial Gene Expression system and related products. On May 12, 2025, the Company and 10x entered into a settlement agreement resolving these litigation matters, with global patent cross license agreements between the two companies. The settlement includes an agreement by the Company to pay $68.0 million to 10x in four equal quarterly installments, beginning in third quarter of 2025 and, effective as of the settlement date, the Company will pay royalties on sales of GeoMx and CosMx products until the expiration of the applicable licensed patents. In connection with the settlement, all ongoing lawsuits and administrative proceedings filed by both companies in several countries, including actions pending in the United States, in Germany, and before the European Unified Patent Court, have been, or are being, withdrawn. In accounting for the settlement agreement, the Company allocated the $68.0 million payment between amounts representing the settlement of the past liability related to patent infringement claims and the future cost of doing business associated with the license agreements. As a result, the Company recognized an intangible asset and recorded the remaining settlement amount under other current liabilities in the consolidated balance sheets in the second quarter of 2025.

21.
Shareholders’ Equity

At June 30, 2025, the Company did not have any preferred stock issued or outstanding (5,000,000 shares authorized with $0.01 par value).

At June 30, 2025, the Company had 182,695,537 shares issued and 151,715,927 shares outstanding of common stock (260,000,000 shares authorized with $0.01 par value).

Public Offering

In May 2024, the Company completed an underwritten public offering (the “Offering”) in which the Company issued and sold 6,000,000 shares of its common stock at a public offering price of $67.29 per share. The Company received net proceeds of approximately $403.0 million after deducting underwriting fees and other offering expenses. The Offering was made pursuant to an automatically effective registration statement on Form S-3 and accompanying prospectus filed with the SEC on May 29, 2024, and a final prospectus relating to the Offering filed with the SEC on May 31, 2024. The Company did not complete any underwritten public offering during the three and six months ended June 30, 2025.

Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements, and other considerations.

The following table presents the share purchase activity under the 2023 Repurchase Program for the periods reported (in millions except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares purchased	—	—	200,731	—
Aggregate cost of shares repurchased	$—	$—	$10.0	$—
Dollar value of shares that may yet be purchased under the program (a)	$359.9	$369.9	$359.9	$369.9
a)
Authorization for the remaining $359.9 million on the 2023 Repurchase Program expired in May 2025.

At June 30, 2025 the Company held 30,979,610 shares of treasury stock at cost.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of operations and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$0.5	$0.4	$1.0	$0.9
Restricted stock units	4.8	4.4	9.5	8.6
Employee Stock Purchase Plan	0.4	0.3	0.8	0.5
Total stock-based compensation expense	$5.7	$5.1	$11.3	$10.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product revenue	$0.5	$0.4	$1.1	$0.8
Selling, general and administrative	4.5	4.1	8.8	8.0
Research and development	0.7	0.6	1.4	1.2
Total stock-based compensation expense	$5.7	$5.1	$11.3	$10.0

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.7 million and $1.7 million in the three months ended June 30, 2025, and 2024, respectively, and $1.3 million and $2.2 million in the six months ended June 30, 2025 and 2024, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At June 30, 2025, the Company expected to recognize pre-tax stock-based compensation expense of $3.5 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.3 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $36.1 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.3 years.

In May 2025, the Bruker Corporation 2026 Incentive Compensation Plan (the “2026 Plan”) was approved by the Company’s stockholders. The 2026 Plan will be effective as of February 19, 2026 (the “Effective Date”), which will be the date immediately following the date on which the Bruker Corporation 2016 Incentive Compensation Plan (the “Prior Plan”) expires. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of the Company’s common stock. The 2026 Plan will be administered by the Compensation Committee of the Board or another committee appointed by the Board (the “Committee”) and provides for grants of awards to non-employee directors, employees, and certain key advisors of the Company, and its subsidiaries in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The dollar amounts listed in the tables presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of U.S. Dollars.

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
•
our working capital requirements and the sufficiency of our cash, borrowings, and proceeds of indebtedness to fund our operations and investment activities;
•
our plans to make capital investments;
•
the impact of changes to tax and accounting rules, and changes in law, including the One Big Beautiful Bill Act (the “Act”);
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

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
general economic conditions, including inflation, the threat of recession, financial liquidity, currency volatility or devaluation, supply chain or manufacturing capabilities, uncertain economic conditions in the United States and abroad, and additional tariffs, including those imposed or that may be imposed by the presidential administration in the U.S;
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
•
the impact of potential governmental investigations involving regulatory, marketing, and other business practices, which may result in the commencement of civil and criminal proceedings, fines, penalties, and administrative remedies;
•
potential energy shortages in Europe where the Company has significant operations;
•
the impacts of climate change and certain weather-related disruptions;
•
the timing of governmental stimulus programs and academic research budgets;

•
the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers, and full payment is received;
•
foreign currency exchange rates;
•
the worldwide shortage of semiconductor chips, components, and raw materials, such as copper;
•
changes in raw material, component, and logistics costs;
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

Several of these factors have in the past affected and may continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments, and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

OVERVIEW

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular, and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major research and development and manufacturing centers in Europe, Asia and North America, and we have commercial offices located throughout the world. Bruker is organized into four reportable segments: the Bruker Scientific Instruments (BSI) BioSpin Segment, the BSI CALID Segment, the BSI NANO Segment, and the Bruker Energy & Supercon Technologies (BEST) Segment.

Consolidated Results

The following table presents a summary of our consolidated results as of the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Financial Measures:
Revenue	$797.4	$800.7	$1,598.8	$1,522.4
Revenue year-on-year Growth Rate	(0.4)%	17.4%	5.0%	11.4%
Gross Profit	$357.9	$384.6	$749.1	$737.4
Gross Profit Margin	44.9%	48.0%	46.9%	48.4%
Operating Income	$11.9	$48.1	$43.7	$112.9
Operating Income Margin	1.5%	6.0%	2.7%	7.4%
Net cash provided by (used by) operating activities	$(127.5)	$1.1	$(62.5)	$22.9
Non-GAAP Financial Measures (see 'Non-GAAP Measures' below):
Non-GAAP Constant-exchange rate (CER) currency revenue	$774.0	$808.1	$1,585.8	$1,530.8
Non-GAAP Constant-exchange rate (CER) currency revenue year-on-year growth rate	(3.3)%	18.5%	4.2%	12.0%
Non-GAAP Organic Revenue	$744.4	$732.6	$1,487.0	$1,429.0
Non-GAAP Organic Revenue year-on-year growth rate	(7.0)%	7.4%	(2.3)%	4.5%
Non-GAAP Gross Profit	$387.2	$411.1	$798.1	$780.5
Non-GAAP Gross Profit Margin	48.6%	51.3%	49.9%	51.3%
Non-GAAP Operating Income	$72.0	$110.7	$173.7	$211.4
Non-GAAP Operating Income Margin	9.0%	13.8%	10.9%	13.9%
Non-GAAP Free Cash Flow	$(148.8)	$(23.5)	$(109.8)	$(23.1)

Discussion of GAAP financial measures follows in the Results of Operations paragraphs.

Non-GAAP Financial Measures

Uses and definitions:

Although our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue excluding the effects of foreign currency, and expenses excluding costs related to restructuring actions, acquisitions, and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology, transition initiatives, and other costs (“non-GAAP adjustments”), provides meaningful supplemental information regarding our performance but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. We rely internally on certain measures that are not calculated according to GAAP. These measures include constant exchange rate (“CER”) currency revenue growth, organic revenue growth, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and free cash flow.

Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors, and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance and are useful measures to evaluate our continuing business. Additionally, management believes free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends, and repayment of debt.

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
•
Free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment.

Reconciliations of GAAP to Non-GAAP financial measures:

GAAP revenue to non-GAAP CER currency revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP revenue	$797.4	$800.7	$1,598.8	$1,522.4
Effect of changes in foreign currency translation rates	23.4	(7.4)	13.0	(8.4)
Non-GAAP CER currency revenue	$774.0	$808.1	$1,585.8	$1,530.8
GAAP Revenue growth rate	(0.4)%	17.4%	5.0%	11.4%
Non-GAAP CER currency revenue growth rate	(3.3)%	18.5%	4.2%	12.0%

The non-GAAP CER revenue decline in the three months ended June 30, 2025, compared to the year ago quarter, was driven primarily by slower demand in pharma and industrial markets for our life science instruments partially offset by higher revenue from prior year acquisitions. The increase in non-GAAP CER in the six months ended June 30, 2025, compared to the year ago period, reflects increased revenue from prior year acquisitions offset by reduced revenue from the weakened biopharma research markets.

GAAP revenue to non-GAAP Organic revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP revenue	$797.4	$800.7	$1,598.8	$1,522.4
Non-GAAP adjustments:
Acquisitions and divestitures	29.6	75.5	98.8	101.8
Effect of changes in foreign currency translation rates	23.4	(7.4)	13.0	(8.4)
Non-GAAP Organic revenue	$744.4	$732.6	$1,487.0	$1,429.0
GAAP Revenue growth rate	(0.4)%	17.4%	5.0%	11.4%
Non-GAAP Organic revenue growth rate	(7.0)%	7.4%	(2.3)%	4.5%

The non-GAAP organic revenue decline in the three months and six months ended June 30, 2025, compared to the year-ago periods, was primarily a result of similar drivers to those described above under GAAP revenue to non-GAAP CER currency revenue.

GAAP Gross Profit to non-GAAP Gross Profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Gross profit	$357.9	44.9%	$384.6	48.0%	$749.1	46.9%	$737.4	48.4%
Non-GAAP adjustments:
Restructuring costs	4.4	0.6%	4.9	0.6%	7.0	0.4%	8.6	0.6%
Acquisition-related costs	2.8	0.4%	8.7	1.1%	5.1	0.3%	11.7	0.8%
Purchased intangible amortization	15.0	1.9%	12.0	1.5%	29.0	1.8%	19.8	1.3%
Other costs	7.1	0.8%	0.9	0.1%	7.9	0.5%	3.0	0.2%
Non-GAAP gross profit	$387.2	48.6%	$411.1	51.3%	$798.1	49.9%	$780.5	51.3%

The decrease in Non-GAAP gross profit margin in the three months and six months ended June 30, 2025, compared to the year-ago periods, was driven by decline of revenue primarily as result of slower demand in pharma and industrial markets, combined with an increase in cost of goods sold due to higher U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar.

GAAP Operating income to non-GAAP Operating income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Operating income	$11.9	1.5%	$48.1	6.0%	$43.7	2.7%	$112.9	7.4%
Non-GAAP adjustments:
Restructuring costs	7.3	0.9%	6.1	0.8%	17.5	1.1%	13.3	0.9%
Acquisition-related costs	5.5	0.7%	26.0	3.2%	14.1	0.9%	33.1	2.2%
Purchased intangible amortization	31.5	4.0%	25.1	3.1%	58.8	3.7%	41.3	2.7%
Acquisition-related litigation charges	4.0	0.5%	1.4	0.2%	22.6	1.4%	1.5	0.1%
Other costs	11.8	1.4%	4.0	0.5%	17.0	1.1%	9.3	0.6%
Non-GAAP operating income	$72.0	9.0%	$110.7	13.8%	$173.7	10.9%	$211.4	13.9%

The decrease in our non-GAAP operating margin in the three and six months ended June 30, 2025, compared to the year-ago periods, was driven primarily by lower non-GAAP gross profit, the impact of foreign currency translation, and the impact of prior period acquisitions.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Six Months Ended June 30,
	2025	2024
GAAP net cash provided by (used in) operating activities	$(62.5)	$22.9
Less: purchases of property, plant and equipment	(47.3)	(46.0)
Free cash flow	$(109.8)	$(23.1)

For the six months ended June 30, 2025, our free cash flow decreased by $86.7 million compared to the same period in 2024, primarily due to lower net income and an increase in tax payments in the first half of 2025.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

Consolidated Results

The following table presents our results for the periods reported:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$634.7	$654.4	$(19.7)	(3.0)%
Service and other revenue	162.7	146.3	16.4	11.2%
Total revenue	797.4	800.7	(3.3)	(0.4)%
Cost of product revenue	346.1	326.0	20.1	6.2%
Cost of service and other revenue	93.4	90.1	3.3	3.7%
Total cost of revenue	439.5	416.1	23.4	5.6%
Gross profit	357.9	384.6	(26.7)	(6.9)%
Operating expenses:
Selling, general and administrative	231.4	221.3	10.1	4.6%
Research and development	100.2	92.2	8.0	8.7%
Other charges, net	14.4	23.0	(8.6)	(37.4)%
Total operating expenses	346.0	336.5	9.5	2.8%
Operating income	11.9	48.1	(36.2)	(75.3)%
Interest and other income (expense), net	(11.4)	(24.2)	12.8	(52.9)%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	0.5	23.9	(23.4)	(97.9)%
Income tax provision (benefit)	(3.1)	16.1	(19.2)	(119.3)%
Equity in income (loss) of unconsolidated investees, net of tax	0.6	(0.2)	0.8	(400.0)%
Consolidated net income	4.2	7.6	(3.4)	(44.7)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(3.4)	—	(3.4)
Net income attributable to Bruker Corporation	$7.6	$7.6	—	0.0%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$195.3	$217.5	$(22.2)	(10.2)%
BSI CALID	285.8	265.6	20.2	7.6%
BSI Nano	252.1	252.5	(0.4)	(0.2)%
BEST	66.3	69.1	(2.8)	(4.1)%
Eliminations (a)	(2.1)	(4.0)	1.9
Total revenue	$797.4	$800.7	$(3.3)	(0.4)%
a)
Represents product and service revenue between reportable segments.

Revenue decreases for the three months ended June 30, 2025, compared to the year ago quarter, were primarily attributable to the BSI BioSpin Segment with the decline primarily driven by weaker demand in the biopharma and industrial markets for life science instruments. This decrease was partially offset by a year-on-year increase in revenue in the BSI CALID Segment, which was primarily due to increased revenue from prior year acquisitions.

Geographically during the three months ended June 30, 2025, compared to the same period in 2024, our North American revenue decreased 8.8% and European revenue decreased by 1.2%, while Asia Pacific revenue increased by 6.8%.

Gross Profit

The following table presents gross profit and gross profit margins by reportable segment for the periods reported:

	Three Months Ended June 30,
	2025		2024
	Gross Profit	Percentage of Segment Revenue	Gross Profit	Percentage of Segment Revenue
BSI BioSpin	$83.4	42.7%	$102.7	47.2%
BSI CALID	145.3	50.8%	143.0	53.8%
BSI Nano	115.9	46.0%	121.5	48.1%
BEST	13.3	20.1%	17.4	25.2%
Total gross profit	$357.9	44.9%	$384.6	48.0%

The decrease in gross profit and gross profit margin, compared to the prior year quarter, were driven primarily by changes in sales mix, combined with increased cost of goods sold due to higher U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2025, increased to 29.0% of total revenue, from 27.6% of total revenue for the comparable period in 2024. The increase as a percentage of revenue was a result of increased spending related to the impact from acquisitions that occurred early in the second quarter of 2024.

Research and Development

Our research and development expenses for the three months ended June 30, 2025 increased to 12.6% of total revenue from 11.5% of total revenue for the comparable period in 2024. The increase as a percentage of revenue is a result of the current year impact of prior year acquisitions.

Other Charges, Net

Other charges, net for the three months ended June 30, 2025, decreased to $14.4 million compared to $23.0 million for the three months ended June 30, 2024. The year over year decrease was primarily attributed to lower acquisition-related expenses as fewer acquisitions closed in the second quarter of the current year compared to the comparable period in 2024. This decrease was offset by a slight increase in restructuring charges related primarily to restructuring programs as described in Note 10, Restructuring. Refer to Note 9, Other Charges, net for more details on our other charges, net costs. In addition, in the second quarter of 2025, the Company initiated a corporate-wide restructuring program to be implemented across multiple functions and geographies to address challenges in the current business environment. We anticipate additional restructuring charges in the third and fourth quarter of 2025 with activities under these plans expected to be completed by 2026.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the periods reported:

	Three Months Ended June 30,
	2025		2024
	Operating (loss) Income	Percentage of Segment Revenue	Operating (loss) Income	Percentage of Segment Revenue
BSI BioSpin	$18.1	9.3%	$37.3	17.1%
BSI CALID	26.2	9.2%	35.5	13.4%
BSI Nano	(13.4)	(5.3)%	(3.6)	(1.4)%
BEST	7.2	10.9%	10.5	15.2%
Corporate, eliminations and other (a)	(26.2)		(31.6)
Total operating income	$11.9	1.5%	$48.1	6.0%
a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The decrease in operating income and operating income margin was driven by the factors described above. In August 2025, the Company announced a significantly expanded cost savings initiative that is expected to reduce our annual costs by approximately $100 million to $120 million in 2026. These major cost reductions affect all parts of the Company’s business, from supply chain and manufacturing to commercial, administrative and research and development investments. See Note 10, Restructuring in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended June 30, 2025, as compared to the same period in 2024 was primarily due to lower foreign exchange differences on the revaluation of monetary items and the inclusion of a significant impairment of minority investments in the comparative prior period.

Income Tax Provision

The effective tax rate for the three months ended June 30, 2025, was not meaningful due to one-time favorable discrete events recorded during the period. The effective tax rate for the three months ended June 30, 2024 was 67.4%.

The OECD introduced its Pillar 2, which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended June 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to our adjusted effective tax rate of 2.3% for the three months ended June 30, 2025. We continue to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

Consolidated Results

The following table presents our results for the periods reports:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$1,278.0	$1,241.3	$36.7	3.0%
Service and other revenue	320.8	281.1	39.7	14.1%
Total revenue	1,598.8	1,522.4	76.4	5.0%
Cost of product revenue	668.4	617.7	50.7	8.2%
Cost of service and other revenue	181.3	167.3	14.0	8.4%
Total cost of revenue	849.7	785.0	64.7	8.2%
Gross profit	749.1	737.4	11.7	1.6%
Operating expenses:
Selling, general and administrative	456.8	416.6	40.2	9.6%
Research and development	197.3	174.0	23.3	13.4%
Other charges, net	51.3	33.9	17.4	51.3%
Total operating expenses	705.4	624.5	80.9	13.0%
Operating income	43.7	112.9	(69.2)	(61.3)%
Interest and other income (expense), net	(18.1)	(17.4)	(0.7)	4.0%
Income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	25.6	95.5	(69.9)	(73.2)%
Income tax provision (benefit)	5.6	35.9	(30.3)	(84.4)%
Equity in income (loss) of unconsolidated investees, net of tax	1.0	—	1.0
Consolidated net income	21.0	59.6	(38.6)	(64.8)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(4.0)	1.1	(5.1)	(463.6)%
Net income attributable to Bruker Corporation	$25.0	$58.5	$(33.5)	(57.3)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$403.1	$400.3	$2.8	0.7%
BSI CALID	565.9	493.5	72.4	14.7%
BSI Nano	508.7	492.9	15.8	3.2%
BEST	125.6	142.2	(16.6)	(11.7)%
Eliminations (a)	(4.5)	(6.5)	2.0
Total revenue	$1,598.8	$1,522.4	$76.4	5.0%
a)
Represents product and service revenue between reportable segments.

Revenue increases in the six months ended June 30, 2025, compared to the year ago quarter, were driven mostly by ELITechGroup and NanoString, partially offset by organic revenue decline. The BSI CALID Segment increase in revenue was primarily from the ELITech molecular diagnostics business, which was acquired in the second quarter of 2024. BSI Nano Segment increase in revenue was primarily driven by the Nanostring business, which was acquired in the second quarter of 2024. The BEST revenue decrease was driven mainly by a softness in the clinical MRI market, as well as a strong prior-year comparison for the Research Instruments business.

Geographically in the six months ended June 30, 2025, our North American revenue decreased 0.3%, Asia Pacific revenue increased by 5.7%, and European revenue increased by 7.1% driven by driven by tailwinds from acquisitions compared to the same period in 2024.

Gross Profit

The following table presents gross profit and gross profit margins by reportable segment for the periods reported:

	Six Months Ended June 30,
	2025		2024
	Gross Profit	Percentage of Segment Revenue	Gross Profit	Percentage of Segment Revenue
BSI BioSpin	$177.1	43.9%	$194.7	48.6%
BSI CALID	298.7	52.8%	272.8	55.3%
BSI Nano	247.3	48.6%	237.3	48.1%
BEST	26.0	20.7%	32.6	22.9%
Total gross profit	$749.1	46.9%	$737.4	48.4%

The slight increase in gross profit compared to the prior year was driven primarily by the impact of the ELITechGroup and NanoString acquisitions that occurred in 2024 offset by associated business combination amortization expenses, combined with increased cost of goods sold due to higher U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2025, increased to 28.6% of total revenue, from 27.4% of total revenue for the comparable period in 2024. The increase as a percentage of revenue was a result of increased costs from recent acquisitions compared to the same period in 2024.

Research and Development

Our research and development expenses for the six months ended June 30, 2025, increased to 12.3% of total revenue from 11.4% of total revenue for the comparable period in 2024. The increase as a percentage of revenue is a result of our increased research and development related costs from prior year acquisitions.

Other Charges, Net

Other charges, net for the six months ended June 30, 2025, increased to $51.3 million compared to $33.9 million for the comparable period in 2024. The year over year increase was primarily due to $22.6 million of acquisition-related litigation charges that primarily relate to the acquisitions of BCA and NanoString, $10.5 million of restructuring charges related primarily to restructuring programs as described in Note 10, Restructuring, offset by a decrease of $12.6 million in acquisition-related expenses due to fewer acquisitions closed in the current year compared to 2024. Refer to Note 9, Other Charges, net for more details on our other charges, net costs. In addition, in the second quarter of 2025, the Company initiated a corporate-wide restructuring program to be implemented across multiple functions and geographies to address challenges in the current business environment. We anticipate additional restructuring charges in the third and fourth quarter of 2025 with activities under these plans expected to be completed by 2026.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the periods reported:

	Six Months Ended June 30,
	2025		2024
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$41.7	10.3%	$68.5	17.1%
BSI CALID	66.4	11.7%	76.6	15.5%
BSI Nano	(20.4)	(4.0)%	7.2	1.5%
BEST	14.1	11.2%	18.6	13.1%
Corporate, eliminations and other (a)	(58.1)		(58.0)
Total operating income	$43.7	2.7%	$112.9	7.4%
a)
Represents corporate costs and eliminations not allocated to the reportable segments

The decrease in operating income observed in all segments was due to factors described above.

In August 2025, the Company announced a significantly expanded cost savings initiative that is expected to reduce our annual costs by $100 million to $120 million in 2026. These major cost reductions affect all parts of the Company’s business, from supply chain and manufacturing to commercial, administrative and research and development investments.

Interest and Other Income (Expense), Net

Interest and other income (expense), net in the six months ended June 30, 2025, is comparable to that in the six months ended June 30, 2024.

Income Tax Provision

The effective tax rates for the six months ended June 30, 2025, and 2024 were 21.9% and 37.6%, respectively. The decrease in the Company's effective tax rate was primarily due to a change in jurisdictional mix, and net favorable discrete activities.

The OECD introduced its Pillar 2, which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the six months ended June 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to our adjusted effective tax rate of 2.3% for the six months ended June 30, 2025. We continue to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, purchases of our common stock, or the payment of dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

We aggregate all bank accounts that are subject to our notional cash pooling arrangement into a single balance on our consolidated balance sheets. Our notional cash pooling arrangement is managed by a third-party financial institution and as of June 30, 2025, it was in a positive position. The cash and cash equivalent balance held outside of the United States in our foreign subsidiaries was primarily located in the Netherlands, Switzerland, and Hong Kong.

The following table presents our cash flows from operating activities, investing activities, and financing activities for the periods reported:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(62.5)	$22.9
Net cash used in investing activities	(117.2)	(1,629.1)
Net cash provided by financing activities	44.3	1,307.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44.9	(19.7)
Net decrease in cash, cash equivalents, and restricted cash	$(90.5)	$(318.4)

Net cash used in operating activities during the six months ended June 30, 2025, resulted primarily from a change in operating assets and liabilities, net of acquisitions of $151.0 million, offset by consolidated net income adjusted for non-cash items of $88.5 million. Net cash provided by operating activities during the six months ended June 30, 2024, resulted primarily from consolidated net income adjusted for non-cash items of $144.7 million, partially offset by a change in operating assets and liabilities, net of acquisitions and divestitures of $121.8 million.

The decrease in consolidated net income adjusted for non-cash items was primarily due to lower income as result of increased costs related to recent acquisitions combined with negative impact of new global trade tariffs. The change in operating assets and liabilities, net of acquisitions increased primarily due to timing of income taxes payable offset by increased collections of receivables.

Net cash used in investing activities during the six months ended June 30, 2025, resulted primarily from cash paid for acquisitions of $69.5 million, purchases of property, plant and equipment of $47.3 million, and minority investments of $3.2 million. Net cash used in investing activities during the six months ended June 30, 2024, resulted primarily from cash paid for acquisitions of $1,576.5 million, purchases of property, plant and equipment of $46.0 million, and minority investments of $10.0 million, offset by $2.5 million of proceeds from cross-currency swap agreements.

Net cash provided by financing activities during the six months ended June 30, 2025, was primarily from net proceeds of our revolving line of credit of $89.1 million, proceeds from long-term debt of $2.9 million, offset by repayments of long-term debt of $22.3 million, the payment of dividends to common shareholders of $15.3 million, and cash paid for purchases of common stock under our repurchase program of $10.0 million. Net cash provided by financing activities during the six months ended June 30, 2024, was primarily from net proceeds from our revolving line of credit of $233.2 million, proceeds from long-term debt of $805.7 million, proceeds from our public offering of common stock $402.9 million, offset by the repayment of our 2012 Note Purchase Agreement of $100.0 million, and the payment of dividends to common shareholders of $15.0 million.

Share Repurchase Program

Refer to Note 21, Shareholder's Equity, in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our share repurchase program.

Incentive Compensation Plan

In May 2025, the 2026 Plan was approved by our stockholders. The 2026 Plan will be effective as of the Effective Date, which will be the date immediately following the date on which the Prior Plan expires. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of our common stock. The 2026 Plan, will be administered by the Compensation Committee of the Board or another Committee, and provides for grants of awards to non-employee directors, employees, and certain of our key advisors in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

Credit Facilities

As of June 30, 2025, we have total outstanding debt of $2.4 billion and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million. As of June 30, 2025, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of June 30, 2025, and December 31, 2024, refer to Note 15, Debt and Note 16, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility refer to, Note 21, Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there were no material changes in our exposure to market risk from December 31, 2024 other than the following:

Tariff Risks

During the second quarter of 2025, various tariffs were announced and modified on imports into the U.S. The universal baseline tariff of 10% announced April 2, 2025 remained in place for most trading partners, and significant additional country-specific rates were announced August 1, 2025 to become effective August 7, 2025 (or October 5, 2025 for goods loaded on board a vessel before that date) pending negotiation of trade agreements providing for a lower rate. The U.S. Government has imposed 50% tariffs on designated steel, aluminum, and copper imports following industry-specific considerations, and additional tariffs may be imposed on imported semiconductors, processed critical minerals, and other industries in the future, as U.S. government considerations of those industries remains ongoing. The imposition of these tariffs has impacted our profitability to the extent that we have not been able to pass along the impact to our customers. We are continuing to assess how the increased tariffs, including potential reciprocal tariffs, may affect operating profitability, business operations, and strategies to mitigate potential cost increases.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment, and commercial matters, which arise in the ordinary course of business. As of June 30, 2025, other than as disclosed in Note 20, Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

In addition, we are subject to regulations by national, state and local government agencies in the United States and other countries in which we operate. From time to time, we are the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties, and administrative remedies which could have a material adverse effect on our financial position, results of operations and/or liquidity.

ITEM IA. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company was permitted to purchase up to $500.0 million of shares of its common stock over a two-year period. Authorization to purchase shares under the 2023 Repurchase Program expired in May 2025. The Company did not make any purchases of its common stock during the quarter ended June 30, 2025.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, except as follows:

On April 23, 2025, Dr. Cynthia Friend, a member of the Company’s Board of Directors, terminated a trading plan she had previously adopted with respect to the sale of securities of the Company’s common stock, intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Trading Plan”). Dr. Friend’s Rule 10b5-1 Trading Plan was adopted on February 18, 2025, and provided for the sale of up to (a) 5,192 shares of the Company’s Common Stock underlying time-based restricted stock units and (b) 4,300 shares of Common Stock underlying stock options granted under an equity compensation plan. As of the date of termination of her Rule 10b5-1 Trading Plan, Dr. Friend did not sell any shares of common stock under the terms of the Rule 10b5-1 Trading Plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Bruker Corporation 2026 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-30833, filed May 29, 2025)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104*	Cover page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2025	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2025	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)