Form 10-Q
period 2025-09-30
BRUKER CORP
filed 2025-11-05
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from to

Commission File Number 000-30833

BRUKER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Manning Road, Billerica, MA 01821

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 663-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BRKR	Nasdaq Global Select Market
6.375% Series A Mandatory Convertible Preferred Stock, $0.01 par value per share	BRKRP	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Common Stock, $0.01 par value per share	151,941,144 shares
6.375% Series A Mandatory Convertible Preferred Stock, $0.01 par value per share	2,760,000 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

		Page
Part I	CONDENSED FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4:	Controls and Procedures	51
Part II	OTHER INFORMATION	51
Item 1:	Legal Proceedings	51
Item 1A:	Risk Factors	51
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 5:	Other Information	54
Item 6:	Exhibits	55
	Signatures	56

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$293.1	$183.4
Accounts receivable, net	550.9	565.5
Inventories	1,196.6	1,067.8
Other current assets	310.0	236.5
Total current assets	2,350.6	2,053.2
Property, plant and equipment, net	746.7	669.3
Goodwill and intangible assets, net	2,468.8	2,419.8
Other long-term assets	868.8	664.4
Total assets	$6,434.9	$5,806.7
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$24.3	$32.5
Accounts payable	184.4	234.1
Deferred revenue and customer advances	455.4	438.2
Other current liabilities	604.0	576.5
Total current liabilities	1,268.1	1,281.3
Long-term debt	1,984.2	2,061.8
Other long-term liabilities	690.2	648.4
Redeemable noncontrolling interests	42.9	18.1
Shareholders’ equity:
Preferred stock, par value $0.01; Authorized - 5,000,000 shares
Series A 6.375% Mandatory Convertible; $250 per share liquidation preference or $692.6 million in the aggregate; Issued and outstanding - 2,760,000 shares (2024: nil)	—	—
Common stock, par value $0.01; Authorized - 260,000,000 shares
Issued - 182,170,700 shares (2024: 182,456,831); Outstanding - 151,391,821 shares (2024: 151,677,952)	1.8	1.8
Treasury stock, at cost
Purchased - 30,979,610 shares (2024: 30,778,879)	(1,247.2)	(1,237.2)
Additional paid-in capital	1,404.3	713.4
Retained earnings	2,352.2	2,406.7
Accumulated other comprehensive loss, net of tax	(79.2)	(103.5)
Total shareholders’ equity attributable to Bruker Corporation	2,431.9	1,781.2
Noncontrolling interests in consolidated subsidiaries	17.6	15.9
Total shareholders’ equity	2,449.5	1,797.1
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,434.9	$5,806.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$691.1	$709.3	$1,969.1	$1,950.6
Service and other revenue	169.4	155.1	490.2	436.2
Total revenue	860.5	864.4	2,459.3	2,386.8
Cost of product revenue	389.0	349.3	1,057.4	967.0
Cost of service and other revenue	92.1	96.3	273.4	263.6
Total cost of revenue	481.1	445.6	1,330.8	1,230.6
Gross profit	379.4	418.8	1,128.5	1,156.2
Operating expenses:
Selling, general and administrative	242.5	229.9	699.3	646.5
Research and development	98.3	98.1	295.6	272.1
Goodwill impairment charge	96.5	—	96.5	—
Other (gains) charges, net	(6.1)	22.7	45.2	56.6
Total operating expenses	431.2	350.7	1,136.6	975.2
Operating (loss) income	(51.8)	68.1	(8.1)	181.0
Interest and other (expense), net	(20.0)	(12.8)	(38.1)	(30.2)
(Loss) income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(71.8)	55.3	(46.2)	150.8
Income tax (benefit) provision	(14.1)	14.8	(8.5)	50.7
Equity in (losses) income of unconsolidated investees, net of tax	(0.8)	(0.2)	0.2	(0.2)
Consolidated net (loss) income	(58.5)	40.3	(37.5)	99.9
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	(0.6)	(2.9)	0.5
Net (loss) income attributable to Bruker Corporation	(59.6)	40.9	(34.6)	99.4
Dividends on Series A Mandatory Convertible Preferred Stock	2.8	—	2.8	—
Net (loss) income attributable to Bruker Corporation common shareholders	$(62.4)	$40.9	$(37.4)	$99.4
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.41)	$0.27	$(0.25)	$0.67
Diluted	$(0.41)	$0.27	$(0.25)	$0.67
Weighted average common shares outstanding:
Basic	151.8	151.5	151.7	148.1
Diluted	151.8	152.0	151.7	148.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated net (loss) income	$(58.5)	$40.3	$(37.5)	$99.9

Other comprehensive income (loss):

Foreign currency translation:
Foreign currency translation gain (loss) before income taxes	33.6	69.4	238.2	(39.1)
Income tax expense (benefit) on foreign currency translation adjustments	13.9	2.3	15.4	(0.1)
Foreign currency translation gain (loss) after income taxes	19.7	67.1	222.8	(39.0)

Designated hedging instruments:
Loss on designated hedging instruments before income taxes	(2.8)	(109.5)	(249.2)	(38.1)
Income tax (benefit) related to designated hedging instruments	(0.7)	(26.1)	(59.6)	(9.3)
Loss on designated hedging instruments after income taxes	(2.1)	(83.4)	(189.6)	(28.8)

Pension and other postretirement plans:
Total pension and other postretirement benefit liability adjustments gain (loss) before income taxes	0.1	(0.9)	(5.1)	(0.3)
Income tax benefit related to total pension and other postretirement benefit liability adjustments	—	0.2	1.1	0.1
Total pension and other postretirement benefit liability adjustments gain (loss) after income taxes	0.1	(0.7)	(4.0)	(0.2)

Total other comprehensive income (loss)	17.7	(17.0)	29.2	(68.0)

Total Comprehensive (loss) income	(40.8)	23.3	(8.3)	31.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	0.3	—	1.6
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	1.0	0.4	2.0	(0.8)
Total Comprehensive (loss) income attributable to Bruker Corporation	$(41.8)	$22.6	$(10.3)	$31.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	—	—	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	—	—	18,771	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	—	—	24,999	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Shares repurchased	—	—	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Cash dividends paid to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive income	0.6	—	—	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	—	—	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9
Stock options exercised	—	—	—	87,487	—	—	—	1.8	—	—	1.8	—	1.8
Restricted stock units vested	—	—	—	7,334	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	—	5.3	—	—	5.3	—	5.3
Employee stock purchase plan	—	—	—	100,115	—	—	—	3.7	—	—	3.7	—	3.7
Cash dividends paid to common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	(1.7)	—	—	—	—	—	—	—	7.6	—	7.6	(1.6)	6.0
Certain other acquisitions	28.3	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	2.5	—	—	—	—	—	—	—	—	(23.9)	(23.9)	1.3	(22.6)
Balance at June 30, 2025	$47.4	—	—	151,715,927	$1.8	30,979,610	$(1,247.2)	$730.0	$2,416.4	$(97.0)	$1,804.0	$15.4	$1,819.4
Stock options exercised	—	—	—	20,086	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	—	—	204,673	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	—	—	—	—	—	5.5	—	—	5.5	—	5.5
Employee stock purchase plan	—	—	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Issuance of Series A Mandatory Convertible Preferred Stock	—	2,760,000	—	—	—	—	—	669.5	—	—	669.5	—	669.5
Dividends accrued on common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Dividends accrued on Series A Mandatory Convertible Preferred Stock, net of issuance costs	—	—	—	—	—	—	—	—	(2.8)	—	(2.8)	—	(2.8)
Consolidated net income (loss)	1.1	—	—	—	—	—	—	—	(59.6)	—	(59.6)	—	(59.6)
Certain other acquisitions	(5.5)	—	—	—	—	—	—	—	5.8	—	5.8	2.2	8.0
Other comprehensive (loss) income	(0.1)	—	—	—	—	—	—	—	—	17.8	17.8	—	17.8
Balance at September 30, 2025	$42.9	2,760,000	—	151,940,686	$1.8	30,979,610	$(1,247.2)	$1,404.3	$2,352.2	$(79.2)	$2,431.9	$17.6	$2,449.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2023	$18.7	145,164,826	$1.7	30,778,879	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	146,765	—	—	—	3.4	—	—	3.4	—	3.4
Restricted stock units vested	—	23,051	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4.6	—	—	4.6	—	4.6
Employee stock purchase plan	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Cash dividends paid to common shareholders	—	—	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	50.9	—	50.9	1.4	52.3
Other comprehensive loss	(0.5)	—	—	—	—	—	—	(13.7)	(13.7)	(0.3)	(14.0)
Balance at March 31, 2024	$17.9	145,334,642	$1.7	30,778,879	$(1,237.2)	$291.1	$2,367.4	$(7.7)	$1,415.3	$17.6	$1,432.9
Stock options exercised	—	24,484	—	—	—	0.5	—	—	0.5	—	0.5
Restricted stock units vested	—	1,404	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	4.8	—	—	4.8	—	4.8
Employee stock purchase plan	—	31,291	—	—	—	2.1	—	—	2.1	—	2.1
Public Offering, net of issuance costs of $0.8 million	—	6,000,000	0.1	—	—	402.9	—	—	403.0	—	403.0
Cash dividends paid to common shareholders	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Consolidated net income (loss)	(0.3)	—	—	—	—	—	7.6	—	7.6	0.3	7.9
Other comprehensive loss	(0.1)	—	—	—	—	—	—	(36.3)	(36.3)	(0.1)	(36.4)
Balance at June 30, 2024	$17.5	151,391,821	$1.8	30,778,879	$(1,237.2)	$701.3	$2,367.3	$(44.0)	$1,789.2	$17.8	$1,807.0
Stock options exercised	—	15,418	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	187,445	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation	0.1	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Cash dividends paid to common shareholders	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	40.9	—	40.9	(0.4)	40.5
Other comprehensive income (loss)	0.6	—	—	—	—	—	—	(18.3)	(18.3)	0.7	(17.6)
Balance at September 30, 2024	$18.0	151,594,684	$1.8	30,778,879	$(1,237.2)	$704.1	$2,400.6	$(62.3)	$1,807.0	$18.1	$1,825.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net (loss) income	$(37.5)	$99.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	162.2	130.9
Deferred income taxes	(65.2)	(44.2)
Impairment of goodwill, intangible assets, other long-lived assets, and certain minority investments	147.5	27.5
Other non-cash expenses, net	(33.7)	16.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Income taxes payable, net	(130.5)	(17.4)
Accounts payable and accrued expenses	(92.9)	26.5
Other changes in operating assets and liabilities, net	(45.6)	(178.3)
Net cash (used in) provided by operating activities	(95.7)	61.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(68.2)	(78.6)
Cash paid for acquisitions, net of cash acquired	(69.7)	(1,576.7)
Other investing activities, net	(3.1)	(41.4)
Net cash used in investing activities	(141.0)	(1,696.7)

Cash flows from financing activities:
Repayments of revolving line of credit	(793.8)	(988.6)
Proceeds from revolving line of credit	765.5	1,073.4
Repayment of long-term debt	(321.3)	(127.8)
Proceeds from long-term debt	2.9	972.5
Proceeds from issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	669.5	—
Proceeds from issuance of common stock, net	4.1	405.8
Payment of dividends to common shareholders	(15.3)	(22.6)
Repurchase of common stock	(10.0)	—
Other financing activities, net	1.1	(7.9)
Net cash provided by financing activities	302.7	1,304.8

Effect of exchange rate changes on cash, cash equivalents and restricted cash	44.6	(9.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	110.6	(339.9)
Cash, cash equivalents and restricted cash at beginning of period	186.7	491.6
Cash, cash equivalents and restricted cash at end of period	$297.3	$151.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$50.2	$31.6
Cash paid for taxes	$186.2	$102.2
Restricted cash period beginning balance	$3.3	$3.3
Restricted cash period ending balance	$4.2	$3.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

•
Bruker Scientific Instruments (“BSI”) BioSpin:

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

•
BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection):

Designs, manufactures, and distributes life science mass spectrometry, applied spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments, and solutions based on infrared and Raman molecular spectroscopy technologies. Provides systems and assays for molecular diagnostics (“MDx”), biomedical systems/specialty IVD and microbiology, and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (“CBRNE”) detection. Revenues are generated from academic institutions and medical schools; pharmaceutical, biotechnology, and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

•
Bruker Energy & Supercon Technologies (“BEST”):

Develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare, and high energy physics research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research, and other applications. Revenues are generated from medical, clinical, pharmaceutical, and aerospace companies, as well as other businesses involved in materials research, fusion energy research, high energy physics, renewable energy, and environmental research. BEST also delivers extreme ultraviolet radiation (“EUV”/“XUV”) based technologies and solutions to world leading semiconductor companies and research labs.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2025, and December 31, 2024, and for the three and nine months ended September 30, 2025, and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on March 3, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income (loss), and cash flows have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2025, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not changed with the exception of the following:

Series A Mandatory Convertible Preferred Stock: The Company accounts for its Series A Mandatory Convertible Preferred Stock as permanent equity. Dividends on the Series A Mandatory Convertible Preferred Stock are accrued each period, whether or not declared by Bruker’s Board of Directors, at an annual rate of 6.375% based on the liquidation preference of $250 per share. Accrued dividends are recorded as a reduction to retained earnings and are included in other current liabilities. The Company computes net income attributable to Bruker Corporation common shareholders by reducing net income attributable to Bruker Corporation by the dividends on Series A Mandatory Convertible Preferred Stock accumulated during the period. Prior to the conversion of its Series A Mandatory Convertible Preferred Stock, the Company includes, in the diluted net income per common share calculation, the effect, if dilutive, of settling dividends in the Company’s common shares, and the conversion of the outstanding Series A Mandatory Convertible Preferred Stock into the Company's common stock at the applicable conversion rate using the if-converted method.

2.
Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06 – Intangibles, Goodwill, and other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new guidance modernizes the accounting for internal-use software by removing references to prescriptive project stages and introducing a new capitalization threshold based on management’s commitment to funding and the probability of project completion. Entities are also required to evaluate significant development uncertainty before capitalizing costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

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

3.
Acquisitions

During the nine months ended September 30, 2025, and during the year ended December 31, 2024, the Company completed various acquisitions that collectively complement the product offerings of the Company’s existing businesses.

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

2025 Acquisitions

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2025 acquisitions (in millions):

Acquisition (Segment)	Recipe (CALID)	Other (Various)	Total
Consideration Transferred:
Cash paid	$58.8	$16.1	$74.9
Cash acquired	(5.2)	(1.3)	(6.5)
Fair value of redeemable noncontrolling interest	27.5	1.1	28.6
Working capital and other closing adjustments	6.5	2.0	8.5
Total consideration transferred, net of cash acquired	$87.6	$17.9	$105.5
Allocation of Consideration Transferred:
Accounts receivable	$2.3	$0.5	$2.8
Inventories	7.7	0.5	8.2
Other current assets	0.1	0.4	0.5
Property, plant and equipment	21.2	0.7	21.9
Other assets	4.9	0.8	5.7
Intangible assets:
Technology	14.4	6.7	21.1
Customer relationships	30.2	0.9	31.1
Trade name	1.6	0.9	2.5
Goodwill	34.3	14.2	48.5
Deferred taxes (net)	(17.0)	(2.3)	(19.3)
Liabilities assumed	(12.1)	(5.4)	(17.5)
Total consideration allocated	$87.6	$17.9	$105.5

The table below summarizes information on the Recipe Chemicals + Instruments GmbH (“Recipe”) acquisition:

Recipe
Acquisition date	April 14, 2025
Activity of acquired business

Provider of vendor-agnostic therapeutic drug monitoring (“TDM”) and other clinical in vitro diagnostic kits for Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry (“LC-MS/MS”), High Performance Liquid Chromatography (“HPLC”), and Inductively coupled plasma mass spectrometry (“ICP-MS”) assays.

Location	Munich, Germany
Acquired interest	69.64%
Business acquired

Outstanding share capital of Recipe and Recipe’s interest in their majority owned subsidiary, WoBau GmbH (“WoBau”). This acquisition enhances Bruker's capabilities in small molecule clinical diagnostic assays with their existing kits, and ones to be developed, that can be used in our liquid chromatography triple-quadrupole mass spectrometers.

Redeemable noncontrolling interest – other shareholders

The Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 30.36% for cash at a contractually defined redemption value exercisable beginning in 2029. The rights associated with the noncontrolling interests are contingently redeemable at the option of the Company or the noncontrolling interest holder. As redemption of the rights is contingently redeemable at the option of the noncontrolling interest holder, the Company classifies the carrying amount of these rights in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interest is initially measured at fair value and subsequently at the greater of the amount that would be paid if the settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. At the closing date the fair value of the redeemable noncontrolling interest was $27.5 million.

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

In the third quarter of 2025 the Company finalized its valuation of the assets acquired and liabilities assumed related to the Recipe acquisition within the measurement period, and no further adjustments will be made. The Company is in the process of finalizing tax-related adjustments for certain other acquisitions which may result in adjustments to these assets and liabilities, including goodwill.

Results of operations for 2025 acquired businesses

Results from the acquisitions included in the unaudited condensed consolidated financial statements of the Company from the acquisition dates through September 30, 2025 include revenues of $11.5 million and pre-tax losses totaling $2.2 million. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

Supplemental Pro Forma Information for 2025 acquired businesses

The consolidated results for the three and nine months ended September 30, 2025 would not be materially different had the 2025 acquisitions been completed on January 1, 2025. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in these unaudited condensed consolidated financial statements.

2024 Acquisitions

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2024 acquisitions (in millions):

	NanoString Technologies	ELITechGroup	Chemspeed Technologies	Other	Total
Consideration Transferred:
Cash paid	$392.6	$951.9	$175.4	$128.9	$1,648.8
Cash acquired	(0.5)	(43.4)	(0.6)	(8.1)	(52.6)
Fair value of contingent consideration	—	—	—	13.4	13.4
Working capital and other closing adjustments	—	22.7	—	3.5	26.2
Total consideration transferred, net of cash acquired	$392.1	$931.2	$174.8	$137.7	$1,635.8
Allocation of Consideration Transferred:
Accounts receivable	$16.8	$30.6	$7.0	$3.9	$58.3
Inventories	38.8	31.6	46.6	31.2	148.2
Other current assets	8.9	15.7	1.4	3.1	29.1
Property, plant and equipment	31.0	36.2	1.8	1.4	70.4
Other assets	23.1	41.3	17.3	9.7	91.4
Intangible assets:
Technology	54.0	193.3	27.9	42.6	317.8
Customer relationships	38.0	236.3	51.5	8.5	334.3
Backlog	—	0.5	9.4	4.9	14.8
Trade name	14.0	12.3	4.8	3.1	34.2
Goodwill	253.5	501.1	127.8	75.6	958.0
Deferred taxes (net)	4.8	(100.8)	(14.0)	(3.2)	(113.2)
Liabilities assumed	(90.8)	(66.9)	(106.7)	(43.1)	(307.5)
Total consideration allocated	$392.1	$931.2	$174.8	$137.7	$1,635.8

Acquisitions material to the Company’s financial statements

The table below summarizes information on acquisitions material to the Company’s financial statements in 2024:

	NanoString Technologies	ELITechGroup	Chemspeed Technologies
Acquisition date	May 6, 2024	April 30, 2024	March 6, 2024
Bruker segment	BSI NANO	BSI CALID	BSI BioSpin
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

The following table reflects the consideration transferred and the respective reportable segment for the acquisitions (in millions):

Name of Acquisition	Date Acquired	Segment	Total Consideration, net of Cash Acquired	Cash Consideration
Nion, LLC	January 2, 2024	BSI NANO	$42.9	$37.4
Spectral Instruments Imaging LLC	February 1, 2024	BSI BioSpin	28.8	29.0
Other (In aggregate)	Various	Various	66.0	62.5
			$137.7	$128.9

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

The Company has finalized its valuation of the assets acquired and liabilities assumed related to the Spectral Instruments Imaging LLC and Nion, LLC acquisitions within the measurement period, and no further material adjustments were made.

Results of operations for 2024 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through December 31, 2024 include revenues of $259.5 million and pre-tax losses totaling $108.0 million. Pre-tax losses include purchased intangible amortization and step up inventory costs related to the acquisitions as well as acquisition-related expenses, which are recorded within Other charges, net in the unaudited condensed consolidated statements of operations. Acquisition-related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

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

The revenue and net income (loss) results for all 2024 acquisitions are included in the consolidated financial statements for the three and nine months ended September 30, 2025.

NanoString was unable to file its Annual Report on Form 10-K for the year ended December 31, 2023 under the Securities and Exchange Act of 1934, as amended, following NanoString and certain of its subsidiaries filing voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 4, 2024. Further, management considers that results of NanoString for the period from October 1, 2023, through May 6, 2024, are unlikely to be meaningful to users of these financial statements given the operations and financial results of NanoString were inherently materially impacted by the bankruptcy declaration. Accordingly, the pro forma financial information does not include the results of NanoString from January 1, 2024, through its acquisition date of May 6, 2024, as the historical financial statements after the quarter ended September 30, 2023 are not meaningful.

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

4.
Minority and Equity-method Investments

2025

As of September 30, 2025, the aggregate amount of equity investments without readily determinable fair value using the measurement alternative is $27.3 million. During the nine months ended September 30, 2025, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other minority investments	Other long-term assets	Various	$7.9	$6.6

During the third quarter of 2025, the Company revalued the put option liability related to the potential obligation to acquire the remaining equity interests in NovAliX using the discounted cash flow method. The fair value of the liability was estimated to be $15.0 million as of September 30, 2025, and $16.0 million as of December 31, 2024.

The fair value measurement of the liability includes significant unobservable inputs as follows:

Instrument	Valuation Technique	Unobservable Input	Value
Equity interest purchase option liability	Discounted Cash Flow	Revenue Risk Premium	2.3%
		EBITDA Risk Premium	9.0%

On a quarterly basis, the Company reviews its minority and equity method investments to determine if there have been any events and conditions that could indicate an impairment or other than temporary impairment. During the three and nine months ended September 30, 2025, the Company identified qualitative indicators of impairment for certain minority investments which are accounted for under the measurement alternative. Such qualitative indicators of impairment included an updated assessment of the investee’s remaining operating cash runway, the likelihood and ability to raise additional capital, and current business plans. The Company has determined the fair value of these investments to be below their carrying amounts, and that such declines are other than temporary. As a result, the Company recorded impairment charges of $15.9 million and $17.8 million during the three and nine months ended September 30, 2025, respectively, to write down the carrying values of these investments. The impairment charges are included in “Interest and other income (expense), net” in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

On July 31, 2024, the Company acquired a minority equity interest in NovAliX a preclinical contract research organization specializing in expert drug discovery services, headquartered in Strasbourg, France. The Company obtained a 30% interest in NovAliX’s common stock in exchange for consideration of $34.1 million. The Company accounts for its investment in NovAliX using the equity-method of accounting. Concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034. The Company recognized a liability, classified in other long-term liabilities in the consolidated balance sheet, related to the potential obligation to acquire the remaining equity interests if the purchase option is exercised, estimated at $16.0 million using the discounted cash flow method.

During the three and nine months ended September 30, 2024, the Company recognized $4.4 million and $24.6 million of impairment charges, respectively, to write down the carrying value of certain minority investments which are accounted for under the measurement alternative. Included in these impairment charges are changes in value of certain investments based on established pricing for additional financing rounds. The impairment charges are included in “Interest and other income (expense), net” in the unaudited condensed consolidated statements of income and comprehensive income (loss).

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill by segment (in millions):

	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total
Balance at December 31, 2024	$221.2	$716.0	$569.8	$0.3	$1,507.3
Current period additions	—	49.0	—	—	49.0
Current period impairment charges	(42.5)	—	(54.0)	—	(96.5)
Current period adjustments	—	0.1	(0.3)	—	(0.2)
Foreign currency effect	23.8	56.1	10.4	—	90.3
Balance at September 30, 2025	$202.5	$821.2	$525.9	$0.3	$1,549.9

The Company tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Due to the operating performance of certain reporting units subsequent to their acquisition and the underlying macroeconomic conditions and uncertainties that existed during the third quarter of 2025 and as of September 30, 2025, the Company concluded that it was more likely than not that the fair value of four of the Company’s reporting units was less than their carrying amount. As a result, the Company performed a quantitative impairment test for impairment in those reporting units as of September 30, 2025.

The results of the valuation indicated that the carrying amount of the Bruker Spatial Biology (“BSB”) reporting unit within the Company’s BSI NANO Segment and Automation (“AUT”) reporting unit within the Company’s BSI BioSpin Segment exceeded their fair value. The other two reporting units that were tested for impairment passed the impairment test with significant headroom. As a result, during the three and nine months ended September 30, 2025, the Company recorded a goodwill impairment charge of $96.5 million on the unaudited condensed consolidated statements of operations, which represented the amount by which the carrying value of the BSB and AUT reporting units exceeded their respective fair values.

In determining the fair value of the reporting units, the Company used a weighted combination of the market approach and the income approach. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models included, but were not limited to, discount rates ranging from 11% to 19% and revenue growth rates and operating margin targets consistent with the Company’s other significant businesses. These assumptions were developed in light of current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition, and future economic conditions. These estimates and assumptions represented a Level 3 measurement because they were supported by little or no market activity and reflected the Company’s assumptions in measuring fair value.

The Company will continue to monitor these circumstances, such as current macroeconomic conditions and uncertainties described below. If the fair value of any of the Company’s reporting units declines below the carrying value in the future, additional goodwill impairment charges may be incurred.

Intangible Assets

The following is a summary of intangible assets (in millions):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$777.2	$(343.3)	$433.9	$724.5	$(291.3)	$433.2
Customer relationships	594.8	(158.2)	436.6	550.6	(125.6)	425.0
Trade names	65.3	(23.2)	42.1	60.9	(16.1)	44.8
Other	18.0	(11.7)	6.3	16.5	(7.0)	9.5
Intangible assets	$1,455.3	$(536.4)	$918.9	$1,352.5	$(440.0)	$912.5

For the three months ended September 30, 2025, and 2024, the Company recorded amortization expense of $30.3 million and $28.8 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2025, and 2024, the Company recorded amortization expense of $89.1 million and $70.1 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets, are less than the assets’ carrying value, and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Impairment costs are recorded in total operating expenses in the unaudited condensed consolidated statements of operations for the difference between the fair value and carrying value of the asset. During the three and nine months ended September 30, 2025, the Company identified indicators of impairment due to the operating performance of certain asset groups, the decision to discontinue certain tradenames and product lines due to restructurings plans as described in Note 10, Restructuring as well as due the Company’s annual strategic planning process, and the underlying macroeconomic conditions and uncertainties discussed herein. In connection therewith, the Company determined that certain long-lived assets had net carrying values that were not recoverable. During the three and nine months ended September 30, 2025, the Company recognized impairment charges in cost of product revenue of $12.6 million and $18.3 million, respectively, and impairment charges in other (gains) charges, net of $10.3 million and $11.8 million, respectively.

The following table summarizes the intangible assets impairment charges by reportable segment for the periods reported (amounts in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
BSI BioSpin
Existing technology and related patents	$2.2	$2.2
Customer relationships	2.4	2.4
Total BSI BioSpin	4.6	4.6
BSI CALID
Existing technology and related patents	2.1	7.7
Customer relationships	—	0.5
Trade names	—	0.7
Total BSI CALID	2.1	8.9
BSI NANO
Existing technology and related patents	8.3	8.4
Customer relationships	7.4	7.4
Trade names	0.5	0.8
Total BSI NANO	16.2	16.6
Total impairment charges	$22.9	$30.1

The Company recorded an immaterial impairment charge for one of its technology intangible assets during the three and nine months ended September 30, 2024, in connection with a global restructuring program to reduce personnel costs affecting the BSI BioSpin, BSI NANO and BSI CALID Segments that was announced in April 2024.

Current macroeconomic conditions and uncertainties, including inflationary pressures, changes to trade and tariff policies, customs duties imposed or that may be imposed by the new presidential administration in the U.S., delays and disruption in U.S. academic institutions funding for high-end research instrumentation used in academic and medical research, delays in the release of

Chinese government stimulus spending, geopolitical tensions and possible expansion of current conflicts, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, could continue to adversely impact the fair value of our reporting units and cause the Company to record additional impairment charges for goodwill, intangible assets, and other long-lived assets. The Company continuously monitors its goodwill, intangible assets, and other long-lived assets for impairment and additional charges may be recorded in the future from these analyses depending on market conditions and actual and forecasted future results.

6.
Revenue

The following table presents the Company’s revenues by end customer geography for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$226.0	$239.0	$666.3	$677.5
Germany	71.3	74.3	191.5	224.6
Europe excluding Germany	241.2	215.6	678.7	586.0
China	121.8	121.3	337.7	357.4
Asia Pacific excluding China	130.7	141.1	389.5	354.3
Other	69.5	73.1	195.6	187.0
Total revenue	$860.5	$864.4	$2,459.3	$2,386.8

The following table presents revenue for the Company recognized at a point in time versus over time for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$732.2	$741.5	$2,086.0	$2,036.5
Revenue recognized over time	128.3	122.9	373.3	350.3
Total revenue	$860.5	$864.4	$2,459.3	$2,386.8

As of September 30, 2025 and December 31, 2024 the following balances were associated with revenue (in millions):

	September 30, 2025	December 31, 2024
Contract assets	$119.1	$105.2
Contract liabilities (a)	562.2	538.2
Remaining performance obligations (b)	$2,079.2	$2,090.4
a)
Approximately $311.5 million of the contract liability balance on December 31, 2024 was recognized as revenue during the nine months ended September 30, 2025.
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

Lease Revenue

The Company’s right to future consideration from reagent purchases under the reagent agreements is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Agreements that do not meet the criteria to be classified as a sales-type lease are classified as operating leases. Lease revenue is presented in product revenue in the unaudited condensed consolidated statements of operations and consisted of less than 1% of total consolidated revenue in each of the three and nine months ended September 30, 2025 and 2024, respectively.

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

The following tables present segment results for the three and nine months ended September 30, 2025, and 2024 (in millions):

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$208.7	$312.7	$266.5	$72.6	$860.5	$233.0	$279.4	$287.1	$64.9	$864.4
Intersegment revenue	—	—	—	1.2	1.2	—	—	—	3.8	3.8
Total segment revenue	$208.7	$312.7	$266.5	$73.8	$861.7	$233.0	$279.4	$287.1	$68.7	$868.2

Segment expenses:
Cost of revenue	$111.2	$130.7	$128.7	$60.5	$431.1	$113.5	$121.9	$135.7	$54.6	$425.7
Selling, general and administrative	41.3	75.7	70.2	5.6	192.8	39.7	69.9	76.5	5.4	191.5
Research and development	22.8	30.3	44.1	0.7	97.9	23.0	28.9	44.3	1.0	97.2
Other charges, net	0.1	—	—	—	0.1	—	—	—	—	—
Segment operating income	$33.3	$76.0	$23.5	$7.0	$139.8	$56.8	$58.7	$30.6	$7.7	$153.8

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$34.0					$24.7
Unallocated expenses (b)					157.6					61.0
Total consolidated operating income					$(51.8)					$68.1
Interest and other (expense), net					(20.0)					(12.8)
(Loss) income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(71.8)					$55.3

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$611.8	$878.6	$775.2	$193.7	$2,459.3	$633.3	$772.9	$780.0	$200.6	$2,386.8
Intersegment revenue	—	—	—	5.7	5.7	—	—	—	10.3	10.3
Total segment revenue	$611.8	$878.6	$775.2	$199.4	$2,465.0	$633.3	$772.9	$780.0	$210.9	$2,397.1

Segment expenses:
Cost of revenue	$329.0	$374.0	$373.3	$159.2	$1,235.5	$313.4	$327.2	$369.5	$165.1	$1,175.2
Selling, general and administrative	121.2	225.5	212.2	16.6	575.5	115.0	196.6	211.2	16.3	539.1
Research and development	68.0	88.2	133.7	2.4	292.3	66.9	80.9	119.5	3.0	270.3
Other charges, net	0.1	—	—	—	0.1	—	—	—	—	—
Segment operating income	$93.5	$190.9	$56.0	$21.2	$361.6	$138.0	$168.2	$79.8	$26.5	$412.5

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$82.1					$72.1
Unallocated expenses (b)					287.6					159.4
Total consolidated operating income					$(8.1)					$181.0
Interest and other (expense), net					(38.1)					(30.2)
(Loss) income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(46.2)					$150.8
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
b)
Unallocated expenses consist of costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, goodwill and other long-lived asset impairment charges, and other costs.

Refer to Note 6, Revenue for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures:
BSI BioSpin	$4.8	$13.4	$10.3	$16.8
BSI CALID	7.1	6.5	21.0	18.3
BSI NANO	3.1	4.3	21.2	14.4
BEST	2.1	4.2	9.3	18.0
Corporate	1.5	4.2	13.1	11.1
Total capital expenditures	$18.6	$32.6	$74.9	$78.6
Depreciation and Amortization:
BSI BioSpin	$10.1	$10.8	$31.7	$29.4
BSI CALID	24.0	19.1	67.2	44.2
BSI NANO	16.9	17.3	50.7	46.6
BEST	2.5	2.3	7.0	6.4
Corporate	2.2	1.5	5.6	4.3
Total depreciation and amortization	$55.7	$51.0	$162.2	$130.9

Total assets by segment are as follows (in millions):

	September 30, 2025	December 31, 2024
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$6,287.0	$5,648.4
BEST	191.3	199.8
Eliminations and other (a)	(43.4)	(41.5)
Total assets	$6,434.9	$5,806.7
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

8.
Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted average common shares outstanding and associated net income (loss) per common share attributable to Bruker Corporation common shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to Bruker Corporation	$(59.6)	$40.9	$(34.6)	$99.4
Dividends on Series A Mandatory Convertible Preferred Stock	2.8	—	2.8	—
Net (loss) income attributable to Burker Corporation common shareholders	$(62.4)	$40.9	$(37.4)	$99.4

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	151.8	151.5	151.7	148.1
Effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan	—	0.5	—	0.6
Series A Mandatory Convertible Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	151.8	152.0	151.7	148.7
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.41)	$0.27	$(0.25)	$0.67
Diluted	$(0.41)	$0.27	$(0.25)	$0.67

The Company computes basic net income (loss) per common share based on the net income (loss) attributable to Bruker Corporation common shareholders divided by the weighted average number of common shares outstanding during the period. The Company computes diluted net income (loss) per common share based on the net income (loss) attributable to Bruker Corporation common shareholders divided by the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to outstanding stock options, restricted stock units, and employee stock purchase plan. Potentially dilutive common shares from the Series A Mandatory Convertible Preferred Stock are determined by applying the if-converted method on the outstanding Series A Mandatory Convertible Preferred Stock and separately for the Series A Mandatory Convertible Preferred Stock dividends. Under the if-converted method, the Series A Mandatory Convertible Preferred Stock dividends are added back to net income attributable to Bruker Corporation common shareholders and the Series A Mandatory Convertible Preferred Stock is assumed to have been converted at the beginning of the period, determined using the average common stock price for the period, with the resulting common shares included in the weighted average number of common shares outstanding, if the effect is dilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2025, the number of shares used to calculate diluted net loss per common share for those periods is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options, restricted stock units, and employee stock purchase plan	1.3	0.3	1.3	0.3
Series A Mandatory Convertible Preferred Stock	5.4	—	1.8	—

9.
Other (Gains) Charges, Net

The components of other charges included within total operating expenses, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquisition-related expenses, net (a)	$2.7	$6.1	$10.0	$25.5
Acquisition-related litigation charges	4.1	9.0	26.7	10.5
Acquisition-related hybrid liability adjustments (b)	(43.7)	0.7	(42.0)	2.9
Restructuring charges	14.3	3.1	24.8	7.8
Long-lived asset impairment charges	10.9	1.1	12.8	2.2
Information technology transformation costs (c)	3.6	2.2	9.4	4.9
Other	2.0	0.5	3.5	2.8
Other (gains) charges, net	$(6.1)	$22.7	$45.2	$56.6
a)
Acquisition-related expenses relate primarily to transaction costs on potential and consummated acquisitions and integration costs of recently acquired entities.
b)
Hybrid liability remeasurement adjustments and stock-based compensation expense (benefit) related to the fair value changes of hybrid instruments. Refer to Note 19, Hybrid Instruments Liabilities for further information.
c)
The information technology (“IT”) transformation costs are related to an IT transformation initiative that is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

10.
Restructuring

The following table presents restructuring costs by segment as included within the Company’s unaudited condensed consolidated statements of operations for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues:
BSI BioSpin	$2.2	$0.5	$3.4	$0.8
BSI CALID	12.5	—	14.3	0.8
BSI NANO	4.5	0.7	8.5	8.2
BEST	1.0	—	1.0	—
Total Cost of revenues	$20.2	$1.2	$27.2	$9.8
Other charges, net:
BSI BioSpin	$2.1	$1.2	$5.4	$1.4
BSI CALID	6.7	0.7	9.9	0.7
BSI NANO	5.2	1.2	8.0	5.2
BEST	0.4	—	0.4	—
Corporate	(0.1)	—	1.1	0.5
Total Other charges, net	14.3	3.1	24.8	7.8
Total	$34.5	$4.3	$52.0	$17.6

The following table sets forth the changes in restructuring reserves, excluding costs of $16.4 million for scrapping expired or expiring inventory, for the periods reported (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2024	$7.2	$4.6	$2.6
Restructuring charges	35.6	32.4	3.2
Cash payments	(17.8)	(12.3)	(5.5)
Other, non-cash adjustments and foreign currency effect	0.8	0.8	—
Balance at September 30, 2025	$25.8	$25.5	$0.3

Corporate wide restructuring plan: In the second quarter of 2025, the Company initiated a corporate-wide restructuring plan to be implemented across multiple functions and geographies to address current macroeconomic conditions and uncertainties challenges, drive cost efficiencies and margin improvements, as well as to address lower demand levels in certain of our product offerings. The restructuring plan includes a reduction in headcount, consolidation of leased facilities, and discontinuation of certain product offerings. The restructuring plan is expected to be completed during 2026.

The following table summarizes the charges incurred in connection with the corporate-wide restructuring plan by reportable segment for the periods reported (amounts in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
BSI BioSpin
Severance and termination charges	$4.3	$5.0
Total BSI BioSpin	4.3	5.0
BSI CALID
Severance and termination charges	8.2	9.1
Inventory product restructuring charges	10.9	10.9
Other restructuring charges	0.1	0.1
Total BSI CALID	19.2	20.1
BSI NANO
Severance and termination charges	8.7	10.7
Inventory product restructuring charges	0.8	0.8
Other restructuring charges	0.2	0.2
Total BSI NANO	9.7	11.7
BEST
Severance and termination charges	0.4	0.4
Inventory product restructuring charges	1.0	1.0
Total BEST	1.4	1.4
Corporate
Severance and termination charges	(0.1)	1.1
Total Corporate	(0.1)	1.1
Total Corporate wide restructuring charges (a)	$34.5	$39.3
a)
The Company made severance, exit, and other restructuring payments of $3.8 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025, the Company expects to incur additional restructuring charges of $4.1 million in connection with this program through the remainder of 2025. However, there may be additional costs in addition to those known as of September 30, 2025 that will be recognized through the remainder of 2025 and 2026.

Bruker Cellular Analysis restructuring plan: The charges incurred by the Company in connection with the Bruker Cellular Analysis restructuring plan are summarized in the following table (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance and termination charges (a)	$—	$1.2	$1.2	$7.8
Product restructuring costs due to scrapping of expired or expiring inventory	$—	$4.7	$—	$4.7
Impairment charge against operating lease right of use assets	$—	$1.5	$—	$1.5
a)
The Company made no severance payments during the three months ended September 30, 2025 and made severance payments of $3.7 million for the nine months ended September 30, 2025. The Company made severance payments of $2.8 million and $13.5 million during the three and nine months ended September 30, 2024, respectively.

Refer to Note 12, Restructurings and Asset Impairments of the Annual Report on Form 10-K for the year ended December 31, 2024 for further information on this restructuring plan.

11.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$4.4	$1.9	$10.2	$6.9
Interest expense	(20.3)	(11.6)	(49.1)	(32.3)
Impairment of minority investments	(15.9)	(4.4)	(17.8)	(24.6)
Exchange gains, net on foreign currency transactions	2.5	0.5	8.2	18.4
Gain on settlement of interest rate swap agreement (a)	5.9	—	5.9	—
Other income	3.4	0.8	4.5	1.4
Interest and other (expense), net	$(20.0)	$(12.8)	$(38.1)	$(30.2)
a)
The interest rate swap agreement was terminated during the quarter ended September 30, 2025 with the repayment of the 2019 Term Loan. Refer to Note 15 Debt and Note 17 Derivatives Instruments and Hedging Activities for further information.

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$(14.1)	$14.8	$(8.5)	$50.7
Effective tax rates (a)	19.6%	26.8%	18.4%	33.6%
Penalties and interest (recorded in provision for income taxes for unrecognized tax benefits)	$(0.6)	$0.4	$0.5	$(1.8)
a)
The decrease in the Company's effective tax rate for the nine months September 30, 2025 was primarily due to changes in jurisdictional mix and net favorable discrete activities.

The table below summaries unrecognized tax benefits and accrued interest and penalties components (in millions):

	September 30, 2025	December 31, 2024
Unrecognized tax benefits (a)	$69.2	$63.7
Accrued interest and penalties (b)	$6.0	$5.3
a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company's effective tax rate.
b)
These are related to uncertain tax positions and were included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States, and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2025 are approximately 30.0% and 20.0% for Germany, and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 9.4% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2025.

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules (“Pillar 2”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. The Company's income tax provision for the three and nine months ended September 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on the Company's income tax provision, resulting in an increase to its effective tax rate of 3.0% for the nine months ended September 30, 2025. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective starting in 2025 and others in the subsequent years. The Company evaluated and reflected the OBBBA's impact on its financial statements for the period ended September 30, 2025, which was not material.

On July 18, 2025, the German Federal Council enacted legislation to gradually reduce the corporate income tax rate from 15% to 10% over the period 2028 to 2032. The Company evaluated and reflected the impact from the German legislation changes on its financial statements for the period ended September 30, 2025, the impact was also immaterial.

13.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$412.6	$388.7
Work-in-process	389.0	348.9
Finished goods	269.0	228.5
Demonstration units	126.0	101.7
Total Inventories	$1,196.6	$1,067.8

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed to the customers. As of September 30, 2025 and December 31, 2024, the value of finished goods inventory-in-transit was $80.4 million and $53.6 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Unbilled receivables	$118.6	$93.6
Income and other taxes receivable (note 12)	93.3	34.5
Prepaid expenses	39.7	35.1
Deposits with vendors	28.3	26.1
Interest rate cross-currency swap agreements (note 17)	1.9	10.7
Lease receivable	3.9	7.6
Other assets	24.3	28.9
Other current assets	$310.0	$236.5

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	September 30, 2025	December 31, 2024
2024 term loan agreements (a):
CHF 150 million loan due March 2027, 1.50%	$141.5	$162.1
CHF 150 million loan due March 2029, 1.50%	181.5	162.1
CHF 150 million loan due March 2031, 1.75%	188.6	165.2
2019 term loan agreement:
USD loan quarterly payments of $3.8 million and balloon payment due December 2026	—	263.3
Note Purchase Agreements (NPA – Senior notes):
CHF 50 million due April 15, 2034, 2.56% (b)	62.9	55.1
CHF 146 million due April 15, 2036, 2.62%, and CHF 50 million due April 15, 2036, 2.60% (b)	246.4	215.9
CHF 135 million due April 15, 2039, 2.71%, and CHF 50 million due April 15, 2039, 2.62% (b)	232.6	203.8
CHF 300 million due December 8, 2031, 0.88% (b)	377.2	330.5
CHF 297 million due December 11, 2029, 1.01% (b)	373.4	327.2
EUR 150 million due December 8, 2031, 1.03% (b)	176.3	155.3
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement	—	27.5
Other loans	11.7	11.9
Unamortized debt issuance costs	(2.5)	(3.1)
Total notes and loans outstanding	$1,989.6	$2,076.8
Finance lease obligations	18.9	17.5
Total debt	$2,008.5	$2,094.3
Current portion of long-term debt and finance lease obligations	(24.3)	(32.5)
Total long-term debt, less current portion	$1,984.2	$2,061.8
a)
Amounts outstanding under the Term Loan Agreements bear interest at a rate equal to the Swiss Average Rate Overnight (“SARON”), plus a margin ranging from (i) 1.000% to 1.500% in the case of the three- and five-year term loan facilities and (ii) 1.250% to 1.750% in the case of the seven-year term loan facilities, in each case, based on the Company’s leverage ratio, provided, however, that if the loans are required to bear interest determined by reference to an Alternate Base Rate (“ABR Loans”), then such ABR Loans shall bear interest equal to (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) 1%, plus a margin ranging from 0.100% to 0.200%, based on the Company’s leverage ratio.
b)
The fair value of the Company's long-term fixed interest rate debt was $1,432.4 million and $1,278.9 million as of September 30, 2025, and December 31, 2024, respectively.

Significant borrowings and repayments:

The following table summarizes the Company’s debt borrowings and repayments from long-term debt for the nine months ended September 30, 2025 and 2024 (amounts in millions):

	September 30, 2025	September 30, 2024
Proceeds from long-term debt:
CHF notes under various 2024 Note Purchase Agreements	$—	$472.1
CHF notes under the 2024 Term Loan Agreement	—	495.6
Other	2.9	4.8
Proceeds from long-term debt – Total	$2.9	$972.5

Repayment of long-term debt (a):
USD notes under the 2012 Note Purchase Agreement	$—	$(100.0)
USD notes under the 2019 Term Loan Agreement	(263.3)	(11.3)
CHF notes under the 2024 Term Loan Agreement	(46.8)	—
Other	(11.2)	(16.5)
Repayment of long-term debt – Total	$(321.3)	$(127.8)
a)
During the quarter ended September 30, 2025, the Company repaid in full the outstanding balance in its 2019 term loan of $255.8 million and the outstanding balance in its 2024 Revolving Credit Agreement of $300 million, as well as repaid $37.6 million of the outstanding balance of the 2024 term loan due in 2027 using proceeds from the Series A Mandatory Convertible Preferred Stock. See Note 21, Shareholder's Equity for further information.

Revolving Credit Facility:

As of September 30, 2025, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement (a)	1.48%	$900.0	$—	$0.7	$899.3
Bank guarantees and working capital line	Various	192.6	—	192.6	—
Total revolving lines of credit		$1,092.6	$—	$193.3	$899.3
a)
Any debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

As of September 30, 2025, the Company was in compliance with the covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

September 30, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$0.5	$0.5	$—	$—
Cross-currency swap agreements (note 17)	1.9	—	1.9	—
Forward currency contracts	1.4	—	1.4	—
Total assets recorded at fair value	$3.8	$0.5	$3.3	$—
Liabilities:
Contingent consideration (note 18)	$14.5	$—	$—	$14.5
Hybrid instruments liabilities (note 19)	39.8	—	—	39.8
Cross-currency swap agreements (note 17)	40.9	—	40.9	—
Forward currency contracts	0.2	—	0.2	—
Equity interest purchase option liability (a)	15.0	—	—	15.0
Total liabilities recorded at fair value	$110.4	$—	$41.1	$69.3

December 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$17.2	$—	$17.2	$—
Interest rate and cross-currency swap agreements (note 17)	21.8	—	21.8	—
Forward currency contracts	6.0	—	6.0	—
Total assets recorded at fair value	$45.0	$—	$45.0	$—
Liabilities:
Contingent consideration (note 18)	$17.3	$—	$—	$17.3
Hybrid instruments liabilities (note 19)	78.1	—	—	78.1
Interest rate and cross-currency swap agreements (note 17)	17.2	—	17.2	—
Forward currency contracts	0.5	—	0.5	—
Equity interest purchase option liability (a)	14.9	—	—	14.9
Total liabilities recorded at fair value	$128.0	$—	$17.7	$110.3
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

17.
Derivative Instruments and Hedging Instruments

The Company's major exposures relate to foreign exchange rate, interest rate, and commodity price risks. Risk management activities related to these risks are as follows:

Foreign Exchange Rate Risk:

The Company’s exposure to foreign exchange rate risk includes exchange risk as a result of non-U.S. operations having functional currencies other than the U.S. Dollar, which is managed by cross-currency swap agreements and long-term debt designated as net investment hedges. As of September 30, 2025, the Company had several cross-currency swap agreements that qualify for hedge accounting with a notional value of $126.0 million of U.S. Dollar to Swiss Franc and a notional value of $126.0 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of its Euro and Swiss Franc denominated net asset investments.

In addition, the Company has foreign currency exposure at a transaction level and this is addressed by forward currency contracts for significant exposures which have not been designated as accounting hedges.

Interest Rate Risk:

The Company’s exposure to interest rate risk related primarily to outstanding variable rate debt under the U.S. Dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure was managed as part of an interest rate swap which involved the Company paying fixed, receiving floating. The objective of this designated cash flow hedge was to offset the variability of cash flows on term loan debt interest payments attributable to changes in SOFR, a contractually specified rate. The difference between the interest rate received and paid under the interest rate swap agreement was recorded in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income. The interest rate swap agreement was terminated during the quarter ended September 30, 2025 following the repayment of the 2019 Term Loan. Upon termination, the Company received a settlement amount of $5.9 million which was recorded in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the settlement amount of $5.9 million was the cumulative net gain of $5.6 million previously recorded in Accumulated other comprehensive income (loss), net of tax in the unaudited condensed consolidated statement of balance sheets which the Company reclassified to Interest and other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive income (loss) upon termination of the interest rate swap agreement.

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

The following table presents the Company’s notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements, and long-term debt designated as net investment hedges, as well as the respective fair value of the instruments (in millions):

	September 30, 2025		December 31, 2024
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate and cross-currency swap agreements
Other current assets		$1.9		$10.7
Other assets				11.1
Other long-term liabilities		(40.9)		(17.2)
	$252.0	$(39.0)	$263.3	$4.6
Long-term debt
Long-term debt	1,657.4	(213.0)	1,453.0	(8.5)
Total derivatives designated as hedging instruments	$1,909.4	$(252.0)	$1,716.3	$(3.9)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$849.1	$1.4	$841.9	$6.0
Other current liabilities	195.3	(0.2)	78.6	(0.5)
Total derivatives not designated as hedging instruments	$1,044.4	$1.2	$920.5	$5.5
Total derivatives	$2,953.8	$(250.8)	$2,636.8	$1.6

The following table is a summary of the gain (loss) included in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) related to the derivative instruments described above (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Forward currency contracts	$3.6	$(9.0)	$(18.4)	$(14.1)
Embedded derivatives in purchase and delivery contracts	(0.3)	0.4	0.8	(0.7)
	3.3	(8.6)	(17.6)	(14.8)
Derivatives designated as cash flow hedging instruments
Interest rate and cross-currency swap agreements	$1.4	$2.6	$5.1	$7.9
Derivatives designated as net investment hedging instruments
Interest rate and cross-currency swap agreements	1.3	1.3	3.8	4.2
	2.7	3.9	8.9	12.1
Total	$6.0	$(4.7)	$(8.7)	$(2.7)

The following table is a summary of the gain (loss) included in Accumulated other comprehensive income (loss), net of tax in the unaudited condensed consolidated statements of operations and comprehensive income (loss) related to the derivative instruments described above (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments
Interest rate and cross-currency swap agreements	$(5.6)	$(5.2)	$(9.1)	$(4.7)
	(5.6)	(5.2)	(9.1)	(4.7)
Derivatives designated as net investment hedging instruments
Interest rate and cross-currency swap agreements	$1.1	$(9.3)	$(24.9)	$0.6
Long-term debt	2.4	(68.9)	(155.6)	(24.7)
	3.5	(78.2)	(180.5)	(24.1)
Total	$(2.1)	$(83.4)	$(189.6)	$(28.8)

18.
Contingent Consideration

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2024	$17.3
Current period additions	—
Current period adjustments	1.6
Current period settlements	(5.0)
Foreign currency effect	0.6
Balance at September 30, 2025	$14.5

Changes in fair value subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other charges, net, in the unaudited condensed consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities and the original acquisition date values are included in net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows.

19.
Hybrid Instruments Liabilities

Related to certain other majority owned acquisitions, the Company has entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell the remaining ownerships for cash at contractually defined redemption values.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2024	$78.1
Acquisitions	—
Current period adjustments (a)	(42.0)
Current period settlements	—
Foreign currency effect	3.7
Balance at September 30, 2025	$39.8
a)
Current period adjustments include a remeasurement of the hybrid liability consisting of a $43.7 million reduction, driven by downward revisions of the long-range financial forecasts for certain subsidiaries during the three months ended September 30, 2025.

The Level 3 fair value measurements of our hybrid instrument liabilities include the following significant unobservable inputs:

Hybrid Instrument Liabilities	Valuation Technique	Unobservable Input	Range	Weighted Average (a)
Put / Call Options	Option Pricing Model	Revenue Risk Premium	4.6% - 12.6%	9.6%
		EBITDA Risk Premium	10.1% - 25.1%	19.4%
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

At September 30, 2025, and December 31, 2024, the accrual for several legal matters that were deemed to be both probable and estimable was $27.6 million and $86.0 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings other than those specifically identified below, individually or in the aggregate, that could materially adversely impact our operating results and cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated. While the Company believes it has meritorious defenses for the matters described below, the ultimate resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.

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

In connection with the acquisition of NanoString on May 6, 2024, the Company assumed certain of its liabilities, including the liabilities associated with NanoString’s litigation matters with 10x Genomics, Inc. (“10x”) related to NanoString’s GeoMx Digital Spatial Profiler products, NanoString’s CosMx Spatial Molecular Imager products, and 10x’s Visium Spatial Gene Expression system and related products. On May 12, 2025, the Company and 10x entered into a settlement agreement resolving these litigation matters, with global patent cross license agreements between the two companies. The settlement includes an agreement by the Company to pay $68.0 million to 10x in four equal quarterly installments, beginning in third quarter of 2025 and, effective as of the settlement date, the Company will pay royalties on sales of GeoMx and CosMx products until the expiration of the applicable licensed patents. The Company made the first quarterly installment payment to 10x in the quarter ended September 30, 2025. In connection with the settlement, all ongoing lawsuits and administrative proceedings filed by both companies in several countries, including actions pending in the United States, in Germany, and before the European Unified Patent Court, have been, or are being, withdrawn. In accounting for the settlement agreement, the Company allocated the $68.0 million payment between amounts representing the settlement of the past liability related to patent infringement claims and the future cost of doing business associated with the license agreements. As a result, the Company recognized an intangible asset and recorded the remaining settlement amount under other current liabilities in the consolidated balance sheets in the second quarter of 2025.

21.
Shareholders’ Equity

Issuance of Mandatory Convertible Preferred Stock

On September 8, 2025, the Company issued 2,760,000 shares, or $690 million aggregate liquidation preference, of its 6.375% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”) pursuant to a previously announced underwritten public offering (the “Convertible Preferred Offering”). The Company received net proceeds from the Convertible Preferred Offering of $669.5 million, after deducting underwriting discounts and commissions of $19.0 million and offering expenses of $1.5 million. The Company used the proceeds from the Series A Mandatory Convertible Preferred Stock to repay in full the outstanding balance in its 2019 term loan of $255.8 million and the outstanding balance in its 2024 Revolving Credit Agreement of $300 million, as well as repaid $37.6 million of the outstanding balance of the 2024 term loan due in 2027. The Mandatory Convertible Preferred Stock is listed on the NASDAQ Exchange under the ticker “BRKRP.”

Dividends

Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as, and if declared by Bruker’s Board of Directors, at an annual rate of 6.375% on the liquidation preference of $250 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of Bruker’s common stock or, subject to certain limitations, in a combination of cash and shares of Bruker’s common stock, at Bruker’s election, on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2025, and ending on, and including, September 1, 2028. If upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of Mandatory Convertible Preferred Stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of Bruker common stock having a market value generally equal to the amount of such undeclared, accumulated and unpaid dividends.

Mandatory Conversion

Unless converted earlier in accordance with the terms of the Certificate of Designations, which was filed with the Secretary of State of the State of Delaware on September 8, 2025 (the “Certificate of Designations”), each share of the Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be September 1, 2028, into between 6.9534 and 8.5179 shares of Common Stock, in each case, subject to customary anti-dilution adjustments as described in the Certificate of Designations. The number of shares of Common Stock issuable upon mandatory conversion will be determined based on the average volume weighted average price per share of Common Stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 1, 2028.

If a “fundamental change” as defined in the Certificate of Designations, occurs on or prior to September 1, 2028, then holders of the Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their shares (but in no event in increments of less than one share of the Mandatory Convertible Preferred Stock), into shares of the Company's common stock at the fundamental change conversion rate, as defined in the Certificate of Designations, for a specified period of time, and also to receive an amount to compensate such holders for unpaid accumulated dividends and any remaining future scheduled dividend payments.

Ranking

The Mandatory Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, senior to the Company’s common stock and each other class or series of capital stock, whether outstanding or established after the date of issuance of the Mandatory Convertible Preferred Stock that do not specifically state they are senior to the Mandatory Convertible Preferred Stock and junior to any existing and future indebtedness.

Voting Rights

Holders of Mandatory Convertible Preferred Stock will not have voting rights, except as specifically required by Delaware law or our restated certificate of incorporation.

Common Stock Public Offering

In May 2024, the Company completed an underwritten public offering (the “Common Stock Offering”) in which the Company issued and sold 6,000,000 shares of its common stock at a public offering price of $67.29 per share. The Company received net proceeds of approximately $403.0 million after deducting underwriting fees and other offering expenses. The Common Stock Offering was made pursuant to an automatically effective registration statement on Form S-3 and accompanying prospectus supplement filed with the SEC on May 29, 2024, and a final prospectus supplement relating to the Common Stock Offering filed with the SEC on May 31, 2024.

Common Stock Dividends

A quarterly cash dividend of $0.05 per share was declared on August 12, 2025 and paid on October 3, 2025 to stockholders of record as of September 23, 2025. The October 2025 payment of its quarterly cash dividend was approximately $7.6 million.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$0.5	$0.5	$1.5	$1.4
Restricted stock units	5.0	4.8	14.6	13.4
Employee Stock Purchase Plan	0.5	0.4	1.3	0.8
Total stock-based compensation expense	$6.0	$5.7	$17.4	$15.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$0.6	$0.5	$1.6	$1.3
Selling, general and administrative	4.6	4.4	13.5	12.4
Research and development	0.8	0.8	2.3	1.9
Total stock-based compensation expense	$6.0	$5.7	$17.4	$15.6

In addition to the awards above, the Company recorded stock-based compensation (gain) expense within other charges, net of $(2.5) million and $0.7 million in the three months ended September 30, 2025, and 2024, respectively, and $(1.2) million and $2.9 million in the nine months ended September 30, 2025 and 2024, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At September 30, 2025, the Company expected to recognize pre-tax stock-based compensation expense of $5.0 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 3.2 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $52.5 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 3.1 years.

In May 2025, the Bruker Corporation 2026 Incentive Compensation Plan (the “2026 Plan”) was approved by the Company’s common shareholders. The 2026 Plan will be effective as of February 19, 2026 (the “Effective Date”), which will be the date immediately following the date on which the Bruker Corporation 2016 Incentive Compensation Plan (the “Prior Plan”) expires. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of the Company’s common stock. The 2026 Plan will be administered by the Compensation Committee of the Board or another committee appointed by the Board (the “Committee”) and provides for grants of awards to non-employee directors, employees, and certain key advisors of the Company, and its subsidiaries in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

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

Forward-looking statements include, but are not limited to, statements regarding:

•
the impact of supply chain challenges on our business and operations, including inventory supply problems, global supply chain challenges, changes to trade policies, financial market volatility and disruption, and other macroeconomic issues, including the duration and impact of the current U.S. government shutdown, the impact of prolonged closures or staffing reductions at governmental agencies resulting from the current U.S. government shutdown effecting our business, and uncertain economic conditions in the United States and abroad;
•
our cost savings initiatives;
•
our working capital requirements and sufficiency of cash to fund our operations and investment activities;
•
our plans to make capital investments;
•
the impact of changes to tax and accounting rules, and changes in law, including the One Big Beautiful Bill Act (the “OBBBA”);
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

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

•
general economic conditions, including inflation, the threat of recession, financial liquidity, currency volatility or devaluation, supply chain or manufacturing capabilities, uncertain economic conditions in the United States and abroad, and additional tariffs, including those imposed or that may be imposed or changed by the presidential administration in the U.S. and uncertainties relating to the same;
•
geopolitical tensions, including those that have or may have impact on our customers, such as the conflict between Russia and Ukraine and related economic sanctions, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China;
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
•
our ability to achieve desired cost savings;
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

OVERVIEW

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular, and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major research and development and manufacturing centers in Europe, Asia and North America, and we have commercial offices located throughout the world. Bruker is organized into four reportable segments: the Bruker Scientific Instruments (“BSI”) BioSpin Segment, the BSI CALID Segment, the BSI NANO Segment, and the Bruker Energy & Supercon Technologies (“BEST”) Segment.

Consolidated Results

The following table presents a summary of our consolidated results as of the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Financial Measures:
Revenue	$860.5	$864.4	$2,459.3	$2,386.8
Revenue year-on-year Growth Rate	(0.5)%	17.4%	3.0%	11.4%
Gross Profit	$379.4	$418.8	$1,128.5	$1,156.2
Gross Profit Margin	44.1%	48.4%	45.9%	48.4%
Operating (Loss) Income	$(51.8)	$68.1	$(8.1)	$181.0
Operating (Loss) Income Margin	(6.0)%	7.9%	(0.3)%	7.6%
Net cash (used in) provided by operating activities	$(33.2)	$38.4	$(95.7)	$61.3
Non-GAAP Financial Measures (see 'Non-GAAP Measures' below):
Non-GAAP Constant-exchange rate (CER) currency revenue	$835.6	$859.2	$2,421.4	$2,390.0
Non-GAAP Constant-exchange rate (CER) currency revenue year-on-year growth rate	(3.4)%	15.7%	1.4%	13.2%
Non-GAAP Organic Revenue	$825.8	$766.1	$2,312.8	$2,195.1
Non-GAAP Organic Revenue year-on-year growth rate	(4.5)%	3.1%	(3.1)%	4.0%
Non-GAAP Gross Profit	$430.9	$442.2	$1,229.0	$1,222.7
Non-GAAP Gross Profit Margin	50.1%	51.2%	50.0%	51.2%
Non-GAAP Operating Income	$105.9	$129.1	$279.6	$340.5
Non-GAAP Operating Income Margin	12.3%	14.9%	11.4%	14.3%
Non-GAAP Free Cash Flow	$(54.1)	$5.8	$(163.9)	$(17.3)

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

We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities. These measures may also be useful to investors in evaluating the underlying operating performance of our business. The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and it may be different from non-GAAP financial measures used by other companies and, therefore, may not be comparable among companies.

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
•
Free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment.

Reconciliations of GAAP to Non-GAAP financial measures:

GAAP revenue to non-GAAP CER currency revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP revenue	$860.5	$864.4	$2,459.3	$2,386.8
Non-GAAP adjustments:
Effect of changes in foreign currency translation rates	24.9	5.2	37.9	(3.2)
Non-GAAP CER currency revenue	$835.6	$859.2	$2,421.4	$2,390.0
Non-GAAP CER currency revenue growth rate	(3.4)%	15.7%	1.4%	13.2%

The non-GAAP CER revenue decline in the three months ended September 30, 2025, compared to the year ago quarter, was driven primarily by slower demand in academic and government research markets for our life science instruments, partially offset by higher revenue from biopharma research and applied markets as well as the current year impact of recent acquisitions. The increase in non-GAAP CER in the nine months ended September 30, 2025, compared to the year ago period, reflects increased revenue from prior year acquisitions offset by reduced revenue from the weakened academic and government research markets and biopharma research.

GAAP revenue to non-GAAP Organic revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP revenue	$860.5	$864.4	$2,459.3	$2,386.8
Non-GAAP adjustments:
Acquisitions and divestitures	9.8	93.1	108.6	194.9
Effect of changes in foreign currency translation rates	24.9	5.2	37.9	(3.2)
Non-GAAP Organic revenue	$825.8	$766.1	$2,312.8	$2,195.1

The non-GAAP organic revenue decline in the three months and nine months ended September 30, 2025, compared to the year-ago periods, was primarily a result of similar drivers to those described above under GAAP revenue to non-GAAP CER currency revenue.

GAAP Gross Profit to non-GAAP Gross Profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Gross profit	$379.4	44.1%	$418.8	48.4%	$1,128.5	45.9%	$1,156.2	48.4%
Non-GAAP adjustments:
Restructuring costs	20.2	2.3%	1.2	0.1%	27.2	1.1%	9.8	0.4%
Acquisition-related costs	2.0	0.2%	6.8	0.8%	7.1	0.3%	18.5	0.8%
Purchased intangible amortization	14.6	1.7%	13.9	1.6%	43.6	1.8%	33.7	1.4%
Intangible assets impairment charges	12.6	1.5%	—	—	18.3	0.7%	0.4	—
Other costs	2.1	0.3%	1.5	0.3%	4.3	0.2%	4.1	0.2%
Non-GAAP gross profit	$430.9	50.1%	$442.2	51.2%	$1,229.0	50.0%	$1,222.7	51.2%

The slight decrease in Non-GAAP gross profit margin in the three and nine months ended September 30, 2025, compared to the year-ago quarter, was driven by decline of revenue primarily as result of slower demand in academic and government research markets, combined with an increase in cost of goods sold due to higher U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar, partially offset by the impact of cost savings initiatives.

GAAP Operating income to non-GAAP Operating income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Operating income	$(51.8)	(6.0)%	$68.1	7.9%	$(8.1)	(0.3)%	$181.0	7.6%
Non-GAAP adjustments:
Restructuring costs	34.5	4.0%	4.3	0.5%	52.0	2.1%	17.6	0.7%
Acquisition-related costs	4.7	0.5%	12.6	1.5%	17.1	0.7%	43.5	1.8%
Acquisition-related hybrid liability adjustments	(43.7)	(5.1)%	0.7	0.1%	(42.0)	(1.7)%	2.9	0.1%
Purchased intangible amortization	30.3	3.5%	28.8	3.3%	89.1	3.6%	70.1	2.9%
Acquisition-related litigation charges	4.1	0.5%	9.0	1.0%	26.7	1.1%	10.5	0.5%
Goodwill and intangible assets impairment charges	119.4	13.9%	—	—	126.6	5.1%	0.4	—
Other costs	8.4	1.0%	5.6	0.6%	18.2	0.8%	14.5	0.7%
Non-GAAP operating income	$105.9	12.3%	$129.1	14.9%	$279.6	11.4%	$340.5	14.3%

The decrease in our non-GAAP operating margin in the three and nine months ended September 30, 2025, compared to the year-ago periods, was driven primarily by lower non-GAAP gross profit, the impact of foreign currency translation, and the impact of prior period acquisitions, partially offset by costs savings initiatives.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Nine Months Ended September 30,
	2025	2024
GAAP net cash (used in) provided by operating activities	$(95.7)	$61.3
Less: purchases of property, plant and equipment	(68.2)	(78.6)
Free cash flow	$(163.9)	$(17.3)

For the nine months ended September 30, 2025, our free cash flow decreased by $146.6 million compared to the same period in 2024, primarily due to lower net income and an increase in tax payments in the first nine months of 2025.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

Consolidated Results

The following table presents our results for the periods reported:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$691.1	$709.3	$(18.2)	(2.6)%
Service and other revenue	169.4	155.1	14.3	9.2%
Total revenue	860.5	864.4	(3.9)	(0.5)%
Cost of product revenue	389.0	349.3	39.7	11.4%
Cost of service and other revenue	92.1	96.3	(4.2)	(4.4)%
Total cost of revenue	481.1	445.6	35.5	8.0%
Gross profit	379.4	418.8	(39.4)	(9.4)%
Operating expenses:
Selling, general and administrative	242.5	229.9	12.6	5.5%
Research and development	98.3	98.1	0.2	0.2%
Goodwill impairment charge	96.5	—	96.5	100.0%
Other (gains) charges, net	(6.1)	22.7	(28.8)	(126.9)%
Total operating expenses	431.2	350.7	80.5	23.0%
Operating (loss) income	(51.8)	68.1	(119.9)	(176.1)%
Interest and other (expense), net	(20.0)	(12.8)	(7.2)	56.3%
(Loss) income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(71.8)	55.3	(127.1)	(229.8)%
Income tax (benefit) provision	(14.1)	14.8	(28.9)	(195.3)%
Equity in (losses) of unconsolidated investees, net of tax	(0.8)	(0.2)	(0.6)	300.0%
Consolidated net (loss) income	(58.5)	40.3	(98.8)	(245.2)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	(0.6)	1.7	(283.3)%
Net (loss) income attributable to Bruker Corporation	(59.6)	40.9	(100.5)	(245.7)%
Dividends on Series A Mandatory Convertible Preferred Stock	2.8	—	2.8
Net (loss) income attributable to Bruker Corporation common shareholders	$(62.4)	$40.9	$(103.3)	(252.6)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$208.7	$233.0	$(24.3)	(10.4)%
BSI CALID	312.7	279.4	33.3	11.9%
BSI Nano	266.5	287.1	(20.6)	(7.2)%
BEST	73.8	68.7	5.1	7.4%
Eliminations (a)	(1.2)	(3.8)	2.6
Total revenue	$860.5	$864.4	$(3.9)	(0.5)%
a)
Represents product and service revenue between reportable segments.

Revenue decreases for the three months ended September 30, 2025, compared to the year ago quarter, were primarily attributable to the BSI BioSpin and BSI Nano Segments with the decline primarily driven by weaker demand in the academic and government research and biopharma markets for life science instruments. This decrease was partially offset by a year-on-year increase in revenue in the BSI CALID Segment, which was primarily due to improvement in our molecular diagnostics business and from ELITech Group acquisition in the second quarter of 2025.

Geographically during the three months ended September 30, 2025, compared to the same period in 2024, our North American revenue decreased 4.8% and European revenue increased by 7.8%, while Asia Pacific revenue decreased by 3.8%.

Gross Profit

The following table presents gross profit and gross profit margins by reportable segment for the periods reported:

	Three Months Ended September 30,
	2025		2024
	Gross Profit	Percentage of Segment Revenue	Gross Profit	Percentage of Segment Revenue
BSI BioSpin	$90.4	43.3%	$115.9	49.7%
BSI CALID	159.0	50.8%	147.1	52.6%
BSI Nano	118.4	44.4%	142.0	49.5%
BEST	11.6	15.7%	13.8	20.1%
Total gross profit	$379.4	44.1%	$418.8	48.4%

The decrease in gross profit and gross profit margin, compared to the prior year quarter, were driven primarily by increased restructuring costs and impairment charges as well as the impact of U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2025, increased to 28.2% of total revenue, from 26.6% of total revenue for the comparable period in 2024. The increase as a percentage of revenue was mainly a result of foreign exchange headwinds from a declining U.S. dollar and increased spending associated with prior year acquisitions.

Research and Development

Our research and development expenses for the three months ended September 30, 2025, represented 11.4% of total revenue which is comparable to 11.3% for the same period in 2024.

Goodwill Impairment Charge

We test goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. Due to the current macroeconomic conditions and uncertainties related to the future forecasts, the Company concluded that it was more likely than not that the fair value of one or more of the Company’s reporting units was less than their carrying amount. As a result, the Company performed a quantitative impairment test for impairment in certain reporting units as of October 1, 2025 as these reporting units had the highest uncertainty related to quantity and timing of future cash flows. As these conditions existed as of the balance sheet date, any impairment charges are recognized in the unaudited condensed consolidated statement of operations for the period ended September 30, 2025. The results of the valuation indicated that the carrying amount of the Bruker Spatial Biology (“BSB”) reporting unit within the Company’s BSI NANO Segment and Automation (“AUT”) reporting unit within the Company’s BSI BioSpin Segment exceeded their fair value. As a result, during the three and nine months ended September 30, 2025, the Company recorded a goodwill impairment charge of $96.5 million on the unaudited condensed consolidated statements of operations, which represented the amount by which the carrying value of the Bruker Spatial Biology reporting unit and Automation reporting unit exceeded the respective reporting unit’s fair value.

While we will continue to monitor these circumstances, such uncertainties including the current macroeconomic conditions and the timing and quantity of future cash flows may impact the carrying value of our reporting units. If there are any factors that drive changes to key assumptions in our valuation inputs and if the fair value of any of our reporting units declines below the carrying value in the future, additional goodwill impairment charges may be incurred. Refer to Note 5 Goodwill and Intangible Assets for further information on our goodwill impairment.

Other Charges, Net

Other charges, net for the three months ended September 30, 2025, increased to a gain of $6.1 million compared to charges of $22.7 million for the three months ended September 30, 2024. The year over year increase was primarily attributed to an adjustment to the hybrid liability related to certain other majority owned acquisitions as described in Note 19, Hybrid Instrument Liabilities, offset by higher restructuring and impairment charges related primarily to restructuring programs as described in Note 10, Restructuring as well as impairments of long-lived assets as described in Note 5 Goodwill and Intangible assets. Refer to Note 9, Other Charges, net for more details on our other charges, net costs.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the periods reported:

	Three Months Ended September 30,
	2025		2024
	Operating (loss) Income	Percentage of Segment Revenue	Operating (loss) Income	Percentage of Segment Revenue
BSI BioSpin	$8.5	4.1%	$48.9	21.0%
BSI CALID	47.4	15.2%	37.0	13.2%
BSI Nano	(72.2)	(27.1)%	2.6	0.9%
BEST	4.6	6.2%	7.7	11.2%
Corporate, eliminations and other (a)	(40.1)		(28.1)
Total operating (loss) income	$(51.8)	(6.0)%	$68.1	7.9%
a)
Represents corporate costs and eliminations not allocated to the reportable segments.

In August 2025, we announced a cost savings initiative aimed at reducing annual costs by approximately $100 million to $120 million in 2026, which we intend to have a positive impact on operating income and operating margin. The planned reductions affect all parts of our business including supply chain, manufacturing, commercial operations, administrative functions and research and development.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net for the three months ended September 30, 2025, as compared to the same period in 2024 was primarily due to the impairment costs on certain of our minority investments recognized in the current quarter partially offset by the income on settlement of interest rate swap agreements. Refer to Note 11, Interest and Other Income (Expense), net for more details on our interest and other income (expense), net.

Income Tax Provision

The effective tax rate for the three months ended September 30, 2025 and 2024 were 19.6% and 26.8%, respectively. The decrease in the Company's effective tax rate was primarily due to changes in jurisdictional mix and net favorable discrete adjustments related to the tax impact of the impairment of goodwill, return to provision adjustments, and release of uncertain tax positions.

The OECD introduced its Pillar 2, which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended September 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to our adjusted effective tax rate of 1.3% for the three months ended September 30, 2025. We continue to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

Consolidated Results

The following table presents our results for the periods reports:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$1,969.1	$1,950.6	$18.5	0.9%
Service and other revenue	490.2	436.2	54.0	12.4%
Total revenue	2,459.3	2,386.8	72.5	3.0%
Cost of product revenue	1,057.4	967.0	90.4	9.3%
Cost of service and other revenue	273.4	263.6	9.8	3.7%
Total cost of revenue	1,330.8	1,230.6	100.2	8.1%
Gross profit	1,128.5	1,156.2	(27.7)	(2.4)%
Operating expenses:
Selling, general and administrative	699.3	646.5	52.8	8.2%
Research and development	295.6	272.1	23.5	8.6%
Goodwill impairment charge	96.5	—	96.5	100.0%
Other (gains) charges, net	45.2	56.6	(11.4)	(20.1)%
Total operating expenses	1,136.6	975.2	161.4	16.6%
Operating (loss) income	(8.1)	181.0	(189.1)	(104.5)%
Interest and other (expense), net	(38.1)	(30.2)	(7.9)	26.2%
(Loss) income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(46.2)	150.8	(197.0)	(130.6)%
Income tax (benefit) provision	(8.5)	50.7	(59.2)	(116.8)%
Equity in income (losses) of unconsolidated investees, net of tax	0.2	(0.2)	0.4	(200.0)%
Consolidated net (loss) income	(37.5)	99.9	(137.4)	(137.5)%
Net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(2.9)	0.5	(3.4)	(680.0)%
Net (loss) income attributable to Bruker Corporation	(34.6)	99.4	(134.0)	(134.8)%
Dividends on Series A Mandatory Convertible Preferred Stock	2.8	—	2.8
Net (loss) income attributable to Bruker Corporation common shareholders	$(37.4)	$99.4	$(136.8)	(137.6)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$611.8	$633.3	$(21.5)	-3.4%
BSI CALID	878.6	772.9	105.7	13.7%
BSI Nano	775.2	780.0	(4.8)	-0.6%
BEST	199.4	210.9	(11.5)	(5.5)%
Eliminations (a)	(5.7)	(10.3)	4.6
Total revenue	$2,459.3	$2,386.8	$72.5	3.0%
a)
Represents product and service revenue between reportable segments.

Revenue increases in the nine months ended September 30, 2025, compared to the year ago quarter, were driven mostly by ELITechGroup partially offset by organic revenue decline. The BSI CALID Segment increase in revenue was driven by increased volumes from the Microbiology & Infection Diagnostics division, with increased activity in both the MALDI Biotyper and the ELITech molecular diagnostics businesses, which was acquired in the second quarter of 2024. BSI Nano Segment revenue remained flat year over year. BSI BioSpin decrease in revenue was primarily driven by the current period including no sales of GHz-class NMR systems, compared to two in the comparative period, and weaker demand in the academic and government research and biopharma markets. The BEST revenue decrease was driven mainly by a softness in the clinical MRI market, as well as a strong prior-year comparison for the Research Instruments business.

Geographically, in the nine months ended September 30, 2025, our North American revenue decreased 1.8%, Asia Pacific revenue increased by 2.2%, and European revenue increased by 7.4% compared to the same period in 2024, driven primarily by tailwinds from prior year acquisitions and foreign exchange impacts from a declining U.S. dollar.

Gross Profit

The following table presents gross profit and gross profit margins by reportable segment for the periods reported:

	Nine Months Ended September 30,
	2025		2024
	Gross Profit	Percentage of Segment Revenue	Gross Profit	Percentage of Segment Revenue
BSI BioSpin	$267.5	43.7%	$310.6	49.0%
BSI CALID	457.6	52.1%	419.9	54.3%
BSI Nano	365.8	47.2%	379.4	48.6%
BEST	37.6	18.9%	46.3	22.0%
Total gross profit	$1,128.5	45.9%	$1,156.2	48.4%

The decrease in gross profit compared to the prior year was driven primarily by the impact of the ELITechGroup and NanoString acquisitions that occurred in 2024 offset by associated business combination amortization expenses, combined with increased restructuring costs and impairment charges as well as the impact of U.S. tariffs and foreign exchange headwinds from a declining U.S. dollar.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2025, increased to 28.4% of total revenue, from 27.1% of total revenue for the comparable period in 2024. The increase as a percentage of revenue compared to the same period in 2024, was primarily a result of increased costs associated with prior year acquisitions.

Research and Development

Our research and development expenses for the nine months ended September 30, 2025, increased to 12.0% of total revenue from 11.4% of total revenue for the comparable period in 2024. The increase as a percentage of revenue compared to the same period in 2024, was primarily a result of increased costs associated with prior year acquisitions.

Goodwill Impairment Charge

During the nine months ended September 30, 2025, the Company recorded a goodwill impairment charge of $96.5 million on the unaudited condensed consolidated statements of operations, which represented the amount by which the carrying value of the Bruker Spatial Biology reporting unit within the Company’s BSI NANO Segment and Automation reporting unit within the Company’s BSI BioSpin Segment exceeded the respective reporting unit’s fair value. Refer to Results of Operations three months ended September 30, 2025, compared to the three months ended September 30, 2024 above and Note 5 Goodwill and Intangible Assets for further information on our goodwill impairment.

Other Charges, Net

Other charges, net for the nine months ended September 30, 2025, decreased to $45.2 million compared to $56.6 million for the comparable period in 2024. The year over year decrease was primarily due to an adjustment to the hybrid liability related to certain other majority owned acquisitions as described in Note 19, Hybrid Instrument Liabilities and a decrease in acquisition-related expenses due to fewer acquisitions closed in the current year compared to 2024, offset by increased restructuring and impairment charges related primarily to restructuring programs as described in Note 10, Restructuring as well as impairments of long-lived assets as described in Note 5 Goodwill and Intangible Assets. Refer to Note 9, Other Charges, net for more details on our other charges, net costs.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment for the periods reported:

	Nine Months Ended September 30,
	2025		2024
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI BioSpin	$50.2	8.2%	$117.4	18.5%
BSI CALID	113.8	13.0%	113.6	14.7%
BSI Nano	(92.6)	(11.9)%	9.8	1.3%
BEST	18.7	9.4%	26.3	12.5%
Corporate, eliminations and other (a)	(98.2)		(86.1)
Total operating (loss) income	$(8.1)	(0.3)%	$181.0	7.6%
a)
Represents corporate costs and eliminations not allocated to the reportable segments.

In August 2025, we announced a cost savings initiative aimed at reducing annual costs by approximately $100 million to $120 million in 2026, which we intend to have a positive impact on operating income and operating margin. The planned reductions affect all parts of our business including supply chain, manufacturing, commercial operations, administrative functions and research and development.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher interest expense and lower foreign exchange differences on the revaluation of monetary items, partially offset by the income on settlement of interest rate swap agreements. Refer to Note 11, Interest and Other Income (Expense), net for more details on our interest and other income (expense), net.

Income Tax Provision

The effective tax rates for the nine months ended September 30, 2025, and 2024 were 18.4% and 33.6%, respectively. The decrease in the Company's effective tax rate was primarily due to a change in jurisdictional mix, and net favorable discrete adjustments related to the tax impact of the impairment of goodwill, return to provision adjustments and release of uncertain tax positions.

The OECD introduced its Pillar 2, which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the nine months ended September 30, 2025, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance had an impact on our income tax provision, resulting in an increase to our adjusted effective tax rate of 3.0% for the nine months ended September 30, 2025. We continue to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, or the payment of common and preferred dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common and preferred stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

We aggregate all bank accounts that are subject to our notional cash pooling arrangement into a single balance on our consolidated balance sheets. Our notional cash pooling arrangement is managed by a third-party financial institution and as of September 30, 2025, it was in a positive position. The cash and cash equivalent balance held outside of the United States in our foreign subsidiaries was primarily located in the Netherlands, Switzerland, and Hong Kong.

The following table presents our cash flows from operating activities, investing activities, and financing activities for the periods reported:

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(95.7)	$61.3
Net cash used in investing activities	(141.0)	(1,696.7)
Net cash provided by financing activities	302.7	1,304.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44.6	(9.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$110.6	$(339.9)

Net cash used in operating activities during the nine months ended September 30, 2025, resulted primarily from consolidated net income adjusted for non-cash items of $173.3 million being offset from outflows related to changes in operating assets and liabilities, net of acquisitions of $269.0 million. Net cash provided by operating activities during the nine months ended September 30, 2024, resulted primarily from consolidated net income adjusted for non-cash items of $230.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions of $169.2 million.

The decrease in consolidated net income adjusted for non-cash items was primarily driven by the non-cash impairment charges related to goodwill and intangible assets primarily in our BSI BioSpin and BSI NANO segments, write-downs related to a series of smaller minority investments offset by gains attributable to reversals related to certain performance driven liabilities and lower income as a result of increased costs related to recent acquisitions combined with negative impact of new global trade tariffs. The change in operating assets and liabilities, net of acquisitions increased primarily due to timing of income taxes payable and decreased accrued compensation costs as result of cost saving initiatives, offset by increased customer advances and strategic inventory management to handle supply chain challenges.

Net cash used in investing activities during the nine months ended September 30, 2025, resulted primarily from cash paid for acquisitions of $69.7 million, purchases of property, plant and equipment of $68.2 million, and minority investments of $6.6 million. Net cash used in investing activities during the nine months ended September 30, 2024, resulted primarily from cash paid for acquisitions of $1,576.7 million, purchases of property, plant and equipment of $78.6 million, and minority investments of $46.0 million.

Net cash provided by financing activities during the nine months ended September 30, 2025, was primarily from net proceeds from the issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs of $669.5 million, offset by net repayment of our revolving line of credit of $28.3 million, repayments of long-term debt of $321.3 million, the payment of dividends to common shareholders of $15.3 million, and cash paid for purchases of common stock under our repurchase program of $10.0 million. Net cash provided by financing activities during the nine months ended September 30, 2024, was primarily from proceeds from long-term debt of $972.5 million, proceeds from our public offering of common stock of $403.0 million, and net proceeds from our revolving line of credit of $84.8 million, offset by the repayment of our 2012 Note Purchase Agreement of $100.0 million and the payment of dividends to common shareholders of $22.6 million.

Issuance of Mandatory Convertible Preferred Stock

On September 8, 2025, we issued 2,760,000 shares, or $690 million aggregate liquidation preference, of our 6.375% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share, (including 360,000 shares, or $90,000,000 aggregate liquidation preference, of Mandatory Convertible Preferred Stock issued upon exercise by the underwriters of over-allotment option in full) pursuant to a previously announced underwritten public offering. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375% on the liquidation preference of $250 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of our common stock or, subject to certain limitations, in a combination of cash and shares of our common stock, at our election, on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2025, and ending on, and including, September 1, 2028. We used the proceeds from this issuance to repay (i) our term loan due December 2026 in full, (ii) outstanding borrowings under our 2024 amended and restated revolving credit agreement in full, and (iii) a portion of our term loan due March 2027. Refer to

Note 21, Shareholder's Equity, in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on our mandatory convertible preferred stock.

Credit Facilities

As of September 30, 2025, we have total outstanding debt of $2.0 billion and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million. As of September 30, 2025, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of September 30, 2025, and December 31, 2024, refer to Note 15, Debt and Note 16, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility refer to, Note 21, Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Incentive Compensation Plan

In May 2025, the 2026 Plan was approved by our common shareholders. The 2026 Plan will be effective as of the Effective Date, which will be the date immediately following the date on which the Prior Plan expires. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of our common stock. The 2026 Plan will be administered by the Compensation Committee of the Board or another Committee, and provides for grants of awards to non-employee directors, employees, and certain of our key advisors in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there were no material changes in our exposure to market risk from December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment, and commercial matters, which arise in the ordinary course of business. As of September 30, 2025, other than as disclosed in Note 20, Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM IA. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. As of September 30, 2025, there were no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 other than the following:

Risks Related to Our Business and Industry

A meaningful portion of our revenue is derived from U.S. academic institutions, research organizations and other entities that rely in part on U.S. academic and government funding, including NIH, NSF and DOE grants. The current reduction in the level of funding and delay in such research funding, has had a material adverse effect on our U.S. academic and governmental customers, and our business, results of operations and financial condition, and may continue to do so in the foreseeable future.

A substantial portion of our revenue in the United States is derived from academic and governmental institutions, research organizations and other entities that may rely in part or in whole on academic and government funding, including grants from the U.S. National Institutes of Health (“NIH”), the National Science Foundation (“NSF”), the Department of Energy (“DOE”) and other U.S. government agencies. However, during fiscal year 2025, under the new U.S. administration there has been significant disruption in U.S. academic funding for high-end research instrumentation used in academic and medical research. U.S. academic and governmental researchers experiencing material reductions or delays in government funding, or modifications of the terms or conditions of funding, including allowable overhead rates, have reduced or delayed their purchases of our products and services, which has adversely affected our business and results of operations. While the recent dispute settlements between a limited number of major universities and the U.S. federal government may allow for the resumption of certain grants for scientific and medical research, we expect the reduced level of funding may continue for the foreseeable future, which could continue to have a material adverse effect on our business, results of operations and financial condition.

New U.S. tariffs imposed have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so in the foreseeable future.

The current U.S. administration has imposed, or threatened to impose, tariffs at various rates on key trading partners, and elevated tariff rates on a variety of countries, including China, Mexico, Canada, Switzerland, and those included in the European Union, and products, including steel, aluminum, copper, automobiles, and digital services, and is likely to continue to do so in the future. In addition to previously imposed tariffs, on April 2, 2025, the U.S. announced a new universal baseline tariff of 10% and significant additional country-specific tariffs for select trading partners, such as Switzerland at a rate of 39%, on all U.S. imports. Certain countries have retaliated, and may continue to retaliate or threaten to retaliate, against the newly imposed U.S. tariffs. Tariff increases adopted in 2025, and the uncertainty associated with them in global markets, have resulted in lower than anticipated bookings and revenues and contributed to reduced gross margins, operating margins and profitability, and may continue to materially adversely affect our business, results of operations and financial condition for the foreseeable future. Tariff increases, adopted and applicable to U.S. imports by the Company or its suppliers, have resulted, and could continue to result, in increased costs, including costs associated with shifting more production to the U.S. or other countries, that might be material to the Company. Furthermore, we believe global tariffs have delayed biopharma, industrial and semiconductor research instrumentation investments, which has resulted in an adverse economic impact across the broad ecosystem of our customers and suppliers.

Delays in the release of Chinese government stimulus spending have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so for the foreseeable future.

A significant portion of our revenue is derived from sales into China, some of which are directly funded through Chinese government stimulus programs for high-end medical and industrial research instrumentation. However, the release of such Chinese government stimulus spending has been delayed in 2025, which has had a material adverse effect on our business, results of operations and financial condition in 2025, and continues to be delayed, which may continue to have a material adverse effect on our business, results of operations and financial condition for the foreseeable future. Furthermore, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. In addition to tariffs newly imposed by the U.S. and China, which have fluctuated, and may increase, our costs, there could be additional import, export, tax, or other regulatory changes effected by the U.S. and Chinese governments in the future that also adversely affect our business and results of operations.

Our debt, which is principally denominated in foreign currency, is impacted by movement in foreign currency rates which may adversely affect our operations and cash flows, and may restrict our investment opportunities or limit our activities.

As of September 30, 2025, we had an outstanding aggregate principal amount of debt totaling approximately $2.0 billion and had $900.0 million available for borrowing under the 2024 Revolving Credit Agreement, subject to compliance with financial covenant ratios.

We have substantial cash funding obligations in the United States to (i) service debt interest obligations, (ii) fund operations, capital expenditures, our declared dividends on our common stock and our dividends on the Mandatory Convertible Preferred Stock, and (iii) finance future acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. If we are unable to service our debt or obtain additional financing, we may be forced to delay acquisitions, capital expenditures, or research and development expenditures, or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, the majority of our cash and cash equivalents is generated from foreign operations and we may incur certain tax consequences relocating cash from our foreign operations to the United States. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

Additionally, the agreements governing our debt require that we maintain certain financial covenant ratios related to maximum leverage and minimum interest coverage and contain affirmative and negative covenants, including among others, timely provision of audited consolidated financial statements, as well as restrictions on liens, our indebtedness and the indebtedness of our subsidiaries, asset sales, dividends and transactions with affiliates. Our ability to comply with these financial covenant ratios and covenants is dependent on our operations and performance, which is subject to prevailing economic conditions and other factors, some of which are beyond our control, such as inflationary pressures, changes to trade and tariff policies, customs duties imposed or that may be imposed in the United States or other jurisdictions, government funding policies principally in the United States and China, geopolitical tensions and possible expansion of current conflicts, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, as well as factors such as foreign currency translation rates, in particular the Swiss Franc and Euro, both of which have strengthened significantly against the U.S. dollar in 2025, and interest rates, which are also beyond our control.

As of September 30, 2025, we were in compliance with all covenants under our debt agreements. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt agreement, which would require waivers from participating banks and noteholders or permit acceleration of the debt under such debt agreement or a cross-default under all of our other debt agreements, and require us to prepay all of our outstanding debt before the applicable scheduled due dates, which would materially adversely affect our financial condition.

Risks Related to Ownership of our Common Stock

The Mandatory Convertible Preferred Stock may adversely affect the market price of our common stock.

The market price of our common stock could be influenced by outstanding Mandatory Convertible Preferred Stock and could become more volatile and impacted by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Mandatory Convertible Preferred Stock.

Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution.

Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Mandatory Convertible Preferred Stock a liquidation preference equal to $250 per share plus accumulated and unpaid dividends.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company was permitted to purchase up to $500.0 million of shares of its common stock over a two-year period. Authorization to purchase shares under the 2023 Repurchase Program expired in May 2025. The Company did not make any purchases of its common stock during the quarter ended September 30, 2025.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408 except as follows:

On September 12, 2025, Mark Munch, an officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Mr. Munch’s Rule 10b5-1 trading plan provides for the sale of up to 58,843 shares of the Company’s common stock through October 4, 2026. Any sales completed by Mr. Munch pursuant to the Rule 10b5-1 trading plan will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and October 4, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Certificate of Designations of 6.375% Mandatory Convertible Preferred Stock, Series A of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 000-30833, filed September 8, 2025)

10.1

Underwriting Agreement relating to the Mandatory Convertible Preferred Stock, dated September 3, 2025 among Bruker Corporation and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, File No. 000-30833, filed September 8, 2025)

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

Date: November 5, 2025	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)