Form 10-K
period 2025-12-31
BRUKER CORP
filed 2026-02-27
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,251,097,535 based on the reported last sale price on the Nasdaq Global Select Market. As of February 20, 2026, there were 152,219,250 of the registrant’s common stock outstanding and 2,760,000 of the registrant’s Series A mandatory convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Shareholders to be filed within 120 days of the close of the registrant’s fiscal year.

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
•
the uncertainties with respect to tariffs that have been imposed and the related impact;
•
the impact of government funding decisions;
•
our cost savings initiatives;
•
our working capital requirements and sufficiency of cash to fund our operations and investment activities;
•
our competition;
•
the seasonality of our business;
•
the sufficiency of our facilities;
•
our employee relations and ability to attract, hire, and retain qualified employees;
•
the impact of legal or intellectual property proceedings;
•
the impact of changes to tax and accounting rules and changes in law, including the One Big Beautiful Bill Act (the “OBBBA”);
•
our anticipated effective income tax rate;
•
our expectations regarding cash dividends, share repurchases, interest expense, cross currency swap agreements, expenses, and capital expenditures;
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

PART I

ITEM 1 BUSINESS

Our Business

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products and solutions address the rapidly evolving needs of a diverse array of customers in life and materials science research, biopharmaceuticals, applied markets, microbiology, in-vitro diagnostics, and nanotechnology. Our technology platforms include magnetic resonance, mass spectrometry, gas and liquid chromatography, X-ray, microscopy, metrology, and molecular spectroscopy technologies. We are enabling innovation, improved productivity, and customer success in post-genomic life science molecular and cell biology research and offer differentiated, high value life science and diagnostics systems and solutions in preclinical imaging, clinical phenomics research, proteomics and multiomics, spatial and single-cell biology, functional structural and condensate biology, as well as in clinical microbiology and molecular diagnostics. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America and have sales offices located throughout the world.

Business Segments

We have four reportable segments, Bruker Scientific Instruments (“BSI”) BioSpin, BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection), BSI NANO, and Bruker Energy & Supercon Technologies (“BEST”), which each comprise several divisions as disclosed below. Our products, which have a particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and the food and materials science fields, primarily provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and thus allows them to understand fundamental biological processes including the formation and progression of diseases.

BSI BioSpin Segment

The BSI BioSpin Segment comprises the following divisions:

•
Magnetic Resonance Spectroscopy: Offers innovative nuclear magnetic resonance (“NMR”) and electron paramagnetic resonance (EPR) products, ranging from benchtop to ultra-high field systems. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field emits a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information.
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
•
Integrated Data Solution: Accelerates scientific results by automating and digitizing workflows. The vendor-agnostic platform integrates across laboratory and manufacturing ecosystems, supporting digital transformation. It offers comprehensive software solutions for workflow integration, automation, and artificial intelligence readiness, adhering to Findability, Accessibility, Interoperability, and Reusability (“FAIR”) data principles.

•
Automation: Provides solutions for lab automation and digitalization in Research & Development and Quality Control. The vendor-agnostic automation complements Bruker BioSpin’s platforms in the pharma-biotech, cleantech, industrial, and other applied markets by automating and digitally transforming laboratories.

The majority of BSI BioSpin’s customers are academic and government research facilities. Other customers include pharmaceutical and biotechnology companies, battery, chemical, food and beverage, clinical and polymer companies, and nonprofit laboratories.

During 2025, we continued our focus on enhancing customer relationships and driving innovation with our key initiatives, which include expanding into high-potential markets, leveraging core strengths, and driving recurring revenue through aftermarket and connected services. With two additional successful installations of 1.2 GHz NMR systems, we continue to advance ultra-high field access, supporting studies in structural biology, pharmacology, and cellular biology, aligning with Bruker's mission to provide cutting-edge technology for scientific research.

Furthermore, during 2025, we completed certain minority investments which align with the segment’s goals of expanding its technological capabilities, entering new markets, and enhancing its product portfolio.

BSI BioSpin Segment’s instruments are based on the following technology platforms:

Instrument Name	Description	Market/Uses
NMR—Nuclear magnetic resonance

Qualitative & quantitative analytical technique to determine molecular structure & purity of sample. Molecules placed in a magnetic field, give off radio frequency signature recorded by a detector. Analysis software helps determine molecular structure.

Used in Academia by pharmaceutical, biotechnology, food and beverage & clinical companies, and other industrial users in life science and material science research.
EPR—Electron paramagnetic resonance

A process for absorption of microwave radiation by paramagnetic ions or molecules with at least one unpaired electron that spins in the presence of static magnetic field. This technique detects unpaired electrons unambiguously, whereas other techniques only provide indirect evidence of presence. This technique can identify the paramagnetic species detected, presenting information on molecular structure & giving insight into dynamic processes such as molecular motions or fluidity.

Used in advanced materials research, materials analysis, quality control.
MRI—Magnetic resonance imaging

Process of creating image from manipulation of hydrogen atoms in a magnetic field. In the presence of an external magnetic field, atoms align with or against it. The application of a radio frequency causes atoms to jump between high and low energy states. MRI and magnetic resonance spectroscopy (“MRS”) include different methods, such as: diffusion-weighted, perfusion-weighted, molecular imaging and contrast-enhance. It offers high resolution morphologic information, functional, metabolic or molecular information.

Used in pharmaceutical research, including metabolomics, to study a number of diseases including diabetes, neurology, oncology, and cardiovascular disorders.
MPI—Magnetic particle imaging

Process of creating an image from magnetic particles administered to the body of an animal. Magnetic particles are manipulated in a combination of oscillating magnetic fields exhibiting a field free zone. Response of the particles allows real time 3D data set acquisition of the whole body of an animal, showing the contrast agent distributing in and flowing through the body.

Used to detect cardiovascular disorders.
PET—Positron emission tomography

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

Used in oncology, inflammation, neurology, and cardiovascular disorders, as well as metabolic disease, drug discovery, and bone diseases.
SPECT—Single photon emission tomography

Uses a contrast agent containing radionuclides which directly emit single photons. Contrast agent enriches in certain parts of the body of an animal and generates images of the radionuclide distribution in the body.

Used in animal investigation in vivo, most importantly in oncology, neurology, and cardiovascular disorders.
CT—Computed tomography

Technology based on X-rays which are used to generate a complete 3D data set. Offers highest spatial resolution of all preclinical imaging modalities and is especially useful to generate morphological information about the object or animal under investigation.

Used in tissue sample analysis or non-invasive in vivo animal imaging. Used in wide range of preclinical investigations in the fields of bone-orthopedics, cardiology, pulmonology, oncology, and metabolism among others.

Instrument Name	Description	Market/Uses
Automation—Flexible lab automation solutions

Offers platforms and digital tools for research and development and quality control labs, supporting various applications including synthesis, nuclear magnetic resonance, X-ray diffraction, and infrared spectroscopy. These applications are designed for scalability, modularity, and flexibility, enhancing lab connectivity, saving time and costs, and boosting outcomes. Rooted in scientific expertise, the technology provides compliance-ready and configurable systems to fit exact workflows.

Used in research and development and quality control labs.
Software—Comprehensive data management suite

Designed to facilitate digitalization and readiness for artificial intelligence and automation. Includes tools for experiment design, data analysis, and process management, enabling real-time understanding, monitoring, and control of processes. This program also integrates robotics and automation technologies to provide transformative solutions, supporting the automation and digitalization of labs and factories under a unified platform.

Used to support the automation and digitalization of labs and factories under a unified platform.
BLI—Bioluminescence imaging

Non-invasive in-vivo imaging technique enables real-time monitoring of biological processes within living organisms utilizing light-emitting molecules, such as luciferase, which produce signals detectable by highly specialized optical imaging systems. The DNA encoding the luminescent protein is incorporated into the animal either via a viral vector or by creating a transgenic animal.

Used in oncology, immunotherapy, and infectious disease research to study disease dynamics, monitor the effects of therapies, and assess cellular behaviors in live animal models.
FLI—Fluorescence imaging

Non-invasive imaging technique that uses fluorescent molecules to detect and visualize biological processes in living organisms. When exposed to specific wavelengths of excitation light, these molecules emit light at different wavelengths, which can be captured by specialized optical imaging systems.

Used in oncology, immunotherapy, and infectious disease research for cell tracking, biodistribution of a drug delivery system, and multi-target/multi-plex applications.

The BSI BioSpin Segment also offers a range of services, product lifecycle support, scientific software, and workflow solutions to customers who use BSI BioSpin products.

BSI CALID Segment

The BSI CALID Segment comprises the following divisions:

•
Bruker Life Sciences Mass Spectrometry: Primarily designs, manufactures, and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with sample preparation or chromatography instruments to design an analytical workflow and mass spectrometry-based solutions including informatics software. Bruker Life Science Mass Spectrometry products are used in research, pharmaceutical and biotechnology development.
•
Bruker Applied Mass Spectrometry: Primarily designs solutions based on mass spectrometry for the food, environmental, forensics, clinical research, and industrial markets. Analytical areas such as toxicology, safety, authenticity, adulteration, quality control of starting and finished goods are amongst the applications covered and are used across industrial, government and academic institutes. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule, and with the addition of trapped ion mobility spectrometry (“TIMS”) and collision cross section (“CCS”), can provide accurate information on the identity, quantity, and primary structure of a molecule. We offer advanced mass spectrometry solutions combining automated robotics for sample preparation and handling, reagent kits and other disposable products used in conducting tests, or assays, with applications specific software packages.
•
Bruker Microbiology and Infection Diagnostics: Develops, manufactures, and distributes innovative solutions for microbial identification, antibiotic resistance and susceptibility testing, polymerase chain reaction (“PCR”) based molecular diagnostic solutions for culture-free infectious disease diagnostics, histology, cellular staining, osmolarity testing as well as monoclonal antibodies and recombinant proteins as raw materials for diagnostic assays. Bruker Microbiology and Diagnostics solutions are used primarily in clinical microbiology, food microbiology, pharma microbiology, veterinary medicine, and infectious disease testing. In accordance with the respective market segments the products are either labeled for in-vitro diagnostic (“IVD”) use, general purpose (“GP”) or research-use only (RUO”). Our mass spectrometry solution and test kits, DNA test strips and fluorescence-based PCR technologies are designed for IVD use in clinical microbiology markets in certain configurations and certain countries, where regulatory approvals have been achieved. Our Genotype and Fluorotype molecular diagnostics (“MDx”) kits enable a culture-free detection and analysis of microbes and viruses directly from patient samples with a special focus on tuberculosis, HIV viral load, viral hepatitis and sexually transmitted diseases. Molecular Diagnostics utilize PCR assays and systems to provide diagnostic solutions for a number of different disease states, including respiratory, mycobacteria (including tuberculosis), virology, safety of immunocompromised patients, sexually transmitted infections, gastroenteric diseases as well as other microbiology tests. Depending on the assay being used, the technology enables users to ascertain basic identification of a certain infection, distinguish infections which can cause similar symptoms and detect specific microbial resistance, all from a single sample. Our portfolio includes FluoroType®, using fluorescence-based real-time PCR technology, and more recently we have also developed LiquidArray® assays based on melt curve analysis for optimized asymmetrical PCR technology. LiquidArray® uses light-on-off probes, providing a powerful technology to identify a broad number of indicators for different infections or resistance markers from a single sample, providing greater depth of information. Following the acquisition of ELITechGroup in 2024, our portfolio now includes InGenius and BeGenius systems which are integrated sample-to-answer PCR systems that perform automated nucleic acid extraction, specific PCR reaction and data interpretation without user interaction.
•
Bruker Optics: Primarily designs, manufactures, and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy and imaging technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control, and process analysis applications. Infrared and Raman spectroscopies are widely used in both remote sensing setups for environmental control, as well as research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The technologies and instruments of the division are also used for military and civil purposes in the field of detection of chemical, biological, radioactive, nuclear substances and explosives (“CBRNE”). The Bruker Optics division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics division’s products are complemented by a wide range of sampling accessories and techniques, which include, among others, microanalysis and high-throughput screening to help users find suitable solutions to analyze their samples effectively.

Customers of our BSI CALID Segment include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensic laboratories, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals, and government departments and agencies.

During 2025, we continued our focus on enhancing customer relationships and driving innovation through the launch of our MOVE-T solution for the dairy markets as well as the launch of the VERTEX NEO R FTIR research spectrometer. We also introduced several other new technologies and workflows advancing proteomics and multiomics in Mass Spectrometry such as: timsOmni a novel instrument type which ushers an era of functional proteomics and proteoformanalysis; timsMetabo a benchtop 4D-Metabolomics instrument for unprecedented annotation confidence with high sensitivity; the timsUltra Athena Ion Processor (“AIP”) our instrument for ultra-high sensitivity 4D single-cell proteomics and immunopeptidomics based on the AIP technology; and the proteoElute our new nanoflow liquid chromatography system for robust, ultra-sensitive proteomics with real-time monitoring.

Furthermore, during 2025, we completed our acquisition of Recipe Chemicals + Instruments GmbH (“Recipe”), AST Revolution, LLC, as well as certain other acquisitions and minority investments.

The acquisition of Recipe, a provider of vendor-agnostic therapeutic drug monitoring and other clinical in vitro diagnostic kits for Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of-flight mass spectrometry, High Performance Liquid Chromatography, and Inductively coupled plasma mass spectrometry assays, enhances our capabilities in small molecule clinical diagnostic assays for our liquid chromatography triple-quadrupole mass spectrometers. The acquisition of AST Revolution, LLC, an in vitro diagnostics company supporting rapid antimicrobial susceptibility testing, further enhances and complements our product portfolio.

The BSI CALID Segment’s instruments are based on the following technology platforms:

Instrument Name	Description	Market/Uses
MALDI-TOF—Matrix-assisted laser desorption ionization time-of-flight mass spectrometry, including tandem time-of-flight systems

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

ESI-TOF—Electrospray ionization time-of-flight spectrometry, including trapped ion mobility (“TIMS”) based on ESI-quadrupole-TOF mass spectrometry (“timsTOF”)

Mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules and complex biosamples.

Useful for identification, protein analysis and functional complex analysis in proteomics and protein function; molecular identification in metabolomics, natural product and drug metabolite analysis; combinatorial chemistry high throughput screening; and fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (“LC-MS”), in drug discovery and development.

MRMS—Magnetic resonance mass spectrometry, including hybrid systems with a quadrupole front end (“Q-q-MRMS”)

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

Useful for the study of the structure and function of biomolecules, including proteins, DNA and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabolomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis.

ITMS—Ion trap mass spectrometry	Collects all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers.

Useful for sequencing and identification based on peptide structural analysis, quantitative liquid chromatography mass spectrometry, identification of combinatorial libraries, and generally enhancing the speed and efficiency of the drug discovery and development process.

IMS—Ion mobility spectrometry	Analytical technique used to separate and identify ionized molecules in the gas phase based on their mobility in a carrier buffer gas.	Heavily employed for military or security purposes, such as detecting chemical warfare agents and explosives (explosive trace detection, “ETD”). Also has many laboratory and analytical applications.

Instrument Name	Description	Market/Uses
GC-MS—Gas chromatography-mass spectrometry systems utilizing triple-quadrupole time-of-flight mass spectrometry

Combines the features of gas chromatography and mass spectrometry to identify different substances within a test sample. The two components, used together, allow for a finer degree of substance identification than either system when used separately. The result is a quantitative analysis of the components and the mass spectrum of each component. Available in triple quadrupole configurations and can be configured with a variety of options to suit a range of applications.

Used in applications in food and product safety, forensics, clinical and toxicology testing and environmental, pharmaceutical, and chemical analysis.
DART-MS—Direct Analysis in Real Time mass spectrometer system utilizing triple quadrupole and time of flight spectrometry

API technique that enables rapid, chromatography-free analysis of solids, liquids, and gases in their native form, with virtually no sample preparation. Uses a heated gas stream and plasma to generate excited-state species that ionize analytes directly for mass spectrometry results in seconds. This source technology can be integrated into existing mass spectrometry systems or deployed as a fully automated solution, supporting high-throughput workflows such as 96-well plate screening in 25 minutes or less.

Applications span forensics, clinical research, food, pharmaceuticals, environmental, and industrial, offering flexibility and speed at the point of need.
LC-MS—Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry

Combines the separation features of liquid chromatography with the molecular identification features of mass spectrometry to separate, identify and quantify different substances within a test sample. As a complementary technique to GC-MS, which analyzes volatile compounds, LC-MS can be used to analyze a wide range of non-volatile compounds in complex samples. These systems are available in a wide range of configurations to suit a user’s specific needs.

Primarily used for life science applications, also has applications in food and product safety, forensics and clinical and toxicology testing, as well as environmental, pharmaceutical and chemical analysis.

FT-IR—Fourier transform-infrared spectroscopy	Spectrometers utilize the mid- and far-infrared regions of the electromagnetic spectrum.	Used for various quality control and materials research applications.
NIR—Near-infrared spectroscopy	Spectrometers utilize the near-infrared region of the electromagnetic spectrum.

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

Instrument Name	Description	Market/Uses
PCR—Polymerase chain reaction

The innovative LiquidArray® technology optimizes asymmetrical multiplex PCR for creating excess single-stranded amplicons with detection by lights-on/-off probes that contain a quencher (lights-off) or both fluorophore and quencher (lights-on). During melting curve analysis, lights-on/-off probes detach from the amplicon at specific temperatures and as fluorescence is either emitted or suppressed, specific fluorescence signatures are generated by the unique FluoroCycler®XT thermocycler for the LiquidArray® multiplex PCR technology. The LiquidArray® technology supports multiplexed assays where a large number of targets are analyzed simultaneously from single samples. For example, the LiquidArray®-powered, WHO-endorsed FluoroType®MTDBR VER 2.0 assay detects more than 500 genotypes by the combined analysis of up to 45 different mutations in mycobacteria.

Used in clinical microbiology and infectious diseases testing, for example, for syndromic panel testing of gastro-intestinal and sexually transmitted diseases. Additionally, assays are used for the detection of tuberculosis infections, viral load testing of HIV patients, and for the monitoring of transplant patients.

Raman—Raman spectroscopy and microscopy	Provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information.

Useful for the identification of both organic and inorganic compounds and functional groups. Nondestructive technique that can be used for the analysis of both liquids and solids. It is also well suited for use in the polymer and pharmaceutical industries and has applications in the metals, electronics and semiconductors industries. The technique also has applications in life sciences, forensics, and artwork authentication.

QCL IR—Quantum Cascade LASER Infrared spectroscopy and microscopy

Utilizes a different source for generating infrared (“IR”) light, which is a quantum cascade LASER which constitutes a tunable mid-IR LASER. Quantum cascade lasers are fundamentally different from the conventional thermal sources which are used for FT-IR. QCL exhibits a spectral power density which is typically orders of magnitudes higher than that of a thermal source, therefore providing advantages in terms of applicability of samples and speed of measurement particularly for microscopy or imaging experiments.

Used in life sciences, forensics, semiconductor industries and others.

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

BSI NANO Segment

The BSI NANO Segment comprises of the following:

•
Bruker AXS: Designs, manufactures, and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. The product portfolio includes instruments based on X-ray fluorescence (“XRF”), micro-X-ray fluorescence (“µXRF”) and total reflection X-ray fluorescence (“TXRF”) spectroscopy, X-ray diffraction (“XRD”), X-ray micro computed tomography (“µCT”), also called X-ray microscopy, as well as spark optical emission spectroscopy systems (“OES”) used to analyze the concentration of elements in metallic samples. The Bruker AXS Division also offers high-end scanning transmission electron microscopes (“STEM”) and a range of analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (“EDS”) and electron backscatter diffraction systems (“EBSD”).
•
Bruker Nano Surfaces and Metrology: This division's products include atomic force microscopy instrumentation (“AFM). Such instruments provide atomic or near atomic resolution of surface topography and nanoscale, mechanical, electrical, and chemical information using nano scale probes. The Bruker Nano Surfaces and Metrology division also provides non-contact nanometer resolution solution topography through white light interferometry and stylus profilometry. In addition, the division manufacturers and markets automated X-ray metrology, automated AFM defect-detection, and photomask repair and cleaning equipment for semiconductor process control.
•
Bruker Spatial Biology: Provides the CosMx Spatial Molecular Imager and GeoMx Digital Spatial Profiler technologies for interrogating spatial transcriptomics, the nCounter technology for quantitation of gene expression, the Cellscape technology for precision spatial proteomics, and the PaintScape technology for single-cell 3D visualization of genome architecture and organization. These technologies allow researchers to elucidate genomic structure and gene and protein expression in a spatial context, which is useful for characterizing the underlying biology of organs and tissues, as well as for deriving deep biological insight for the development of biomarkers. In addition, Bruker Spatial Biology offers a variety of services for transcriptional profiling and multiomic analysis, spanning the spectrum from early discovery research to translational research and clinical trials.
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

During 2025, we completed certain minority investments which align with the segment’s goals of expanding its technological capabilities, entering new markets, and enhancing its product portfolio.

The BSI NANO Segment systems are based on the following technology platforms:

Instrument Name	Description	Market/Uses
XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction

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

Used in academic and government research, as well as in a variety of other fields, including forensics, art and archaeology.
XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems

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

Used in academia, as well as in industry for research and quality and process control. Industrial segments include pharma, metals, cement, petrochemistry, minerals, mining, and food, security, and environmental.

SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography

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

Used in the life sciences industry, academic research, and a variety of other applications.
µCT—X-ray micro computed tomography, X-ray microscopy

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

Used for numerous applications in materials research and in the life sciences industry.

Instrument Name	Description	Market/Uses
EDS—Energy dispersive X-ray spectroscopy on electron microscopes

Used to analyze the chemical composition of materials under investigation in electron microscopes by utilizing the fact that atoms of different chemical elements, when exposed to the high energy electron beam generated by the microscope, irradiate X-rays of different characteristic energy. The evaluation of the energy spectrum collected by our spectrometer allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. EDS systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 4 (beryllium).

Used for a range of applications, including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers include industrial customers, academia and government research facilities.

EBSD—Electron backscatter diffraction on electron microscopes

Used to perform quantitative microstructure analysis of crystalline samples in electron microscopes. The microscope’s electron beam strikes the tilted sample and diffracted electrons form a pattern on a fluorescent screen. This pattern is characteristic of the crystal structure and orientation of the sample region from which it was generated. It provides the absolute crystal orientation with sub-micron resolution. Used to characterize materials with regard to crystal orientation, texture, stress, strain, and grain size. EBSD also allows the identification of crystalline phases and their distribution.

Used in many industries such as metals processing, aerospace, automotive, microelectronics, and earth sciences.
S-OES—Spark optical emission spectroscopy

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

Used for analyzing metals in production control laboratories of foundries and steel mills.
CS/ONH—Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids	Carrier gas systems incorporate a furnace and infrared or thermal conductivity detection to analyze inorganic materials for the determination of carbon, sulfur, nitrogen, oxygen, and hydrogen.	Used for applications in metal production and processing, chemicals, ceramics and cement, coal processing, oil refining, and semiconductors.
STEM—Scanning transmission electron microscopes

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

AFM—Atomic force microscopy

Provides atomic or near-atomic resolution of material surface topography using a nano-scale probe that is brought into light contact with the sample being investigated. In addition to presenting a surface image, it can also provide quantitative nano-scale measurements of feature sizes, material properties, electrical information, chemical properties, and other sample characteristics.

Used for applications in academic and governmental materials and biological research and semiconductor, data storage hard drive, light emitting diode (“LED”), battery, solar cells, polymers, and pharmaceutical product development and manufacturing.

Instrument Name	Description	Market/Uses
FM—Fluorescence microscopy

Our products include two-photon microscopes, multipoint scanning confocal microscopes, miniature head-mounted microscopes, super-resolution microscopes, light-sheet microscopes, laser illumination sources, photoactivation, photostimulation and photoablation accessories, and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis. Miniature head-mount microscopes allow monitoring of animal brain activity during free-roaming, naturalistic behavior at cellular level. Super-resolution and single-molecule localization microscopy products allow imaging below the optical diffraction limit by an order of magnitude. Light-sheet based products allow fast 3D volume imaging with very low phototoxicity and photo-damage effects enabling live cell and large volume imaging.

Used to determine the structure and composition of life science samples.
SOM—Stylus and optical metrology

Provides atomic or near-atomic two dimensional and three-dimensional surface resolution using white light interferometry, confocal optical and stylus profilometry methods. Range from low-cost manual tools for single measurements to advanced, highly automated systems for production line quality assurance and quality control applications where the combination of throughput, repeatability and reproducibility is essential.

Supports a range of applications in research, product development, tribology, quality control and failure analysis related to materials and machining in the automotive, orthopedic, ophthalmic, high brightness LED, semiconductor, data storage, optics, and other markets.

TMT—Tribology and mechanical test systems for analysis of friction and wear	Provides a platform for all types of common mechanical, friction, durability, scratch, and indentation tests for a wide spectrum of materials.	Utilized for both academic research of the fundamental material properties and industrial applications in the semiconductor, aerospace, petroleum, automotive, and other industries.
NanoIR—Nanoscale infrared spectroscopy

Performs infrared spectroscopy at the nanoscale. Our systems use nanoprobe technology similar to what is used in our atomic force microscopes to deliver quantitative chemical information from the nanoscale to the sub-micron and macro scales. The NanoIR measurement gives the user varying physical and chemical properties with nanoscale spatial resolution. Our systems allow nanoscale IR absorption spectroscopy with interpretable IR spectra that directly correlates to FTIR as well as the complementary technique of nanoscale s-SNOM. With our broadband sources, these systems allow broadband scientific spectroscopy.

Used in a diverse range of fields, including polymers, 2D materials, materials science, life science, and the micro-electronics industry.
Alicona—Focus variation optical technology for non-contact dimensional metrology

Combines the functionalities of a micro coordinate measurement machine (“CMM”) with those of a surface measurement system. These dimensional metrology systems are based on the pioneering development of optical focus-variation measurement algorithms and provide the noncontact measurement of form and roughness of complex, miniaturized geometries.

Used in many quality assurance application areas requiring precision measurement and dimensional metrology, including aerospace, automotive, precision medical products, additive manufacturing, and micro precision manufacturing.

Instrument Name	Description	Market/Uses
BCA—Optofluidic platforms and Proteomic Barcoding platforms

Provides customers with, among other offerings, Optofluidic platforms such as the Beacon and Beacon Discovery as well as Proteomic Barcoding platforms, such as the IsoLight System and the IsoSpark System. These platforms provide scientists with opportunities to perform cell biology research through experiments using our proprietary consumables.

Used for numerous applications in the life sciences industry and in academic research for assessing the functional phenotypes of single cells.
Canopy—Multiplexed fluorescence-based single cell imaging as well as multi-omics sample characterization

Provides spatial profiling services and instruments which include both our Cellscape instrument and ChipCytometry service for quantitative, high plex, targeted spatial proteomics in single cell and tissues. These technologies, along with Canopy’s more basic IHC and FISH services, allow researchers to elucidate gene and protein expression in a spatial context. Also provides transcriptional and multi-omic profiling services covering a variety of assays, including RNASeq and qPCR.

Useful for deep biological insight into gene expression and for the development of biomarkers.
NanoString—Platforms for spatial transcriptomic and multi-omic analysis and for the measurement of gene expression through detection of RNA and protein abundance

Provides the CosMx Spatial Molecular Imager and GeoMx Digital Spatial Profiler for interrogating spatial transcriptomics and multi-omics and the nCounter Analysis System for quantitation of RNA-based gene expression. These technologies allow researchers to measure gene expression in a spatial context at the regional and single-cell level, and to quantify RNA gene expression in a targeted manner.

Useful for characterizing the underlying biology of organs and tissues, the spatial gene expression associated with various disease states, and for deriving insights to drive the development of biomarkers.

Bruker Spatial Genomics—Platform for single-cell, multiplexed visualization of the 3D architecture of the genome	Provides the PaintScape Spatial 3D Genome platform for the visualization of 3D genome and chromosomal structure at the single-cell level.

Allows researchers to gain novel insights into the underlying causes of disease stemming from chromosomal and chromatin-state dysregulation, mislocalization of genomic loci, and other spatial genomic features that can drive aberrant cellular function.

BEST Segment

The BEST Segment designs, manufactures, and distributes superconducting materials, such as metallic low temperature superconductors (“LTS”) and high temperature superconductors (“HTS”), for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research, and other applications in medical, clinical, pharmaceutical, high-energy physics, renewable energy, and environmental research.

BEST Segment offers a range of multifilament round and rectangular LTS wires in both monolithic and wire-in-channel formats, as well as customization to precise specifications for individual applications including radio frequency accelerator cavities and modules, power couplers, and linear accelerators. The Bruker Rod-Restack Process (“RRP®”) conductor portfolio is designed for fusion and high-energy physics applications that demand the highest magnetic fields. The BEST Segment HTS solutions support high field and ultra-high field applications using round cross-section conductor design and solenoid applications for the electrical and healthcare industries.

Additionally, BEST designs and manufactures Cuponal™ which is an engineered alternative to copper wire and busbar. Cuponal high conductivity copper-clad aluminum (“CCA”) retains all the surface properties of copper and provides a cost-effective and weight-saving alternative to solid copper primarily in the aerospace industry providing weight savings and improved fuel efficiency.

BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and high energy physics research.

Sales and Marketing

We maintain direct sales forces throughout North America, Europe, China, Japan, and elsewhere in the Asia Pacific region, and in certain countries in Africa and South America. We also utilize indirect sales channels to reach customers. We have various international distributors and independent sales representatives in parts of Asia, Latin America, Africa, the Middle East, and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty-four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our high-end NMR and superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to complete.

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

Major Customers

We have a broad and diversified customer base, and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years through December 31, 2025, nor more than 10% of accounts receivable as of December 31, 2025, and 2024.

Competition

Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. In addition, there has been a trend towards consolidation in our industries and some of our competitors have substantially greater financial, technical, and marketing resources than we do. Our competitors may succeed in developing and offering products that could render our products or those of our strategic partners obsolete or noncompetitive. Our competitors may also have cost and price advantages based upon the value of their currencies compared with the U.S. Dollar or Euro. In addition, some of these competitors have significantly more experience in the life sciences, chemical, and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach our target markets in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or by entirely different approaches developed by one or more of our competitors.

We also compete with companies that provide analytical, or automation tools based on technologies other than those we offer. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions are intended to serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications, functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios, and cost effectiveness.

Our significant competitors (by segment) are as follows:

BSI BioSpin

The BSI BioSpin Segment competes with companies that offer magnetic resonance spectrometers, mainly JEOL, QOne Instruments, Quad, Ciqtek, Magritek, Nanalysis, and Oxford Instruments. In the field of preclinical imaging, BioSpin competes with PerkinElmer Inc., Mediso, Trifoil, MR Solutions, and others.

BSI CALID

The BSI CALID Segment competes with a variety of companies that offer mass spectrometry-based and molecular spectrometry-based systems. BSI CALID’s competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi, and JEOL. In the microbiology market, CALID competes with Biomerieux.

In molecular diagnostics, CALID competes with a number of companies offering products for infectious disease diagnostics. CALID’s competitors in molecular spectrometry-based systems include Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu, Horiba, Rigaku, and Jasco.

CALID’s CBRNE detection customers are highly fragmented, and it competes with a number of companies in this area, of which the most significant competitor is Smiths Detection.

BSI NANO

The BSI NANO Segment competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems, optical fluorescence systems, and genomics tools, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek’s Spectro and Edax divisions, PANalytical, Park Systems, Olympus, Nikon, Zeiss, 10x Genomics, Thorlabs, Bio-Techne, and Danaher’s Leica business.

BEST

BEST competes with Western Superconducting Technologies Co., Ltd., Luvata, and Jastec Co., Ltd. in low temperature superconducting materials, with Zanon, Mitsubishi Electric, and AES in the development and supply of accelerator cavities, with Thales, Toshiba, and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules, and with AES and Thales for electron linear accelerators.

Manufacturing and Suppliers

Several of our manufacturing facilities are certified under ISO 9001:2015 international quality standards. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence and outsource to third party manufacturers non-critical components. Refer to Item 2, Properties in this Annual Report on Form 10-K for further detail on our principal locations and products they manufacture.

We purchase materials and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as ceramics, charge coupled device area detectors, X-ray tubes, robotics, infrared optics, and others. BEST has an ongoing collaboration and a joint technology development agreement with Allegheny Technologies Incorporated to advance state-of-the-art niobium-based superconductors, including those used in MRI magnets for the medical industry, and preclinical MRI magnets used in the life-science tools industry.

Research and Development

We are committed to ongoing innovation as a core element of our strategy to drive scientific research, develop new markets, enhance our product and service offerings, and to maintain our leadership position and relevance in the various industries in which we compete. To support these efforts, we commit substantial resources to internal and collaborative research and development projects. This level of investment in research and development has historically exceeded the industry average and reflects our commitment to scientific research and technological advancement to provide innovative products and solutions to our customers and maintain our competitive advantage. We conduct research primarily to enhance system performance and improve the reliability of existing products, develop revolutionary new products and solutions, and to maintain technical competencies in our core technology platforms. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration with others on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants within the European Union, Switzerland, and the United States for various projects related to research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. We have also accepted some sponsored research contracts from private sources. Additionally, the Company has been able to gain access to research and development capabilities through acquisitions, acquiring the intellectual property, technology, and expertise of the acquired companies. Refer to Item 2, Properties in this Annual Report on Form 10-K for further detail on our principal locations that are also used for research and development activities.

Our significant research and development activities (by segment) are as follows:

BSI BioSpin

The BSI BioSpin Segment’s most recent technological innovations included Bruker’s ultra-high-field class (1GHz and above) in the NMR and MRI product lines and the benchtop Fourier NMR platform. As part of our continuous development of systems and software, we have achieved many major milestones to make NMR and MRI technologies accessible to more labs, such as reduced sitting requirements.

BSI CALID

The BSI CALID Segment’s recent projects include the innovative timsTOF mass spectrometer for separation and analysis of unresolved compounds and conformations, and further enhanced instrument sensitivity. In addition, new sample preparation and automation workflows were developed for deep plasma proteomics (Biognosys P2 workflow and Preomics ENRICHplus kit).

BSI NANO

The BSI NANO Segment’s recent innovations include an EBSD detector based on direct electron detection for ultra-fast and ultra-sensitive characterization of crystalline materials in electron microscopes, transmission electron microscopes for investigations under non-ambient conditions, an X-ray µCT system that delivers functionality of a floor standing system in a compact bench-top design, high-performance fully automated uXRD and uXRF X-ray systems for AI semiconductor chip yield management and automated AFM metrology systems used in the production of High Bandwidth Memory (“HBM”) for AI applications, advancements to imaging-based or digital readout platforms for spatial biology applications, including spatial proteomics and spatial transcriptomics, spatial 3D genome and multiomic capabilities, single-cell live functional analysis, high-speed neural imaging, deep organoid imaging, and expanded field of view for connectivity studies in multiphoton microscopy.

BEST

BEST has had unique innovations in the production and development of low and high temperature superconducting materials and devices.

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

Government Regulation

We are required to comply with international and U.S. federal, state, and local environmental protection regulations. We do not expect this compliance to have a significant impact on our capital spending, earnings or competitive position.

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

The European Union Directive 98/97/EC (IVDD) was replaced by the Regulation (EU) 2017/746 of April 5, 2017, on in vitro diagnostic medical devices (“IVDR”). The IVDR became applicable in May 2022. The regime changes significantly with the IVDR. In comparison to the IVDD, the IVDR requires, among other things, more clinical evidence to demonstrate the claimed benefits and safety of the device in relation to its stated purpose, stricter classification and CE-marking requirements and ongoing post-market follow-up to ensure conformity. The IVDR also requires new databases to be set up to track which devices are CE marked and to register clinical studies and post-market monitoring. In addition, tracing is enhanced by a Unique Device Identification (“UDI”) System and through requirements on other economic operators in the supply chain. Our products that are currently approved under the IVDD and not already placed on the market or put into service, must be recertified under the IVDR.

Backlog

Our backlog consists of firm orders (also referred to as bookings) under non-cancelable purchase orders received from customers for instruments and services. Total remaining performance obligations as of December 31, 2025, and 2024 were approximately $2,569.4 million and $2,090.4 million, respectively. The increase in our backlog in 2025 compared to 2024 was primarily driven by higher BEST order bookings. We generally experience varying revenue levels in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date is not necessarily a reliable indicator of long-term revenue performance.

Human Capital

We are committed to enabling scientists to make breakthrough discoveries and develop new applications that improve the quality of human life. Our employees are a critical component of that mission. We endeavor to attract, hire, and retain top talent by offering our employees a challenging but rewarding work experience, as well as competitive compensation and benefits. Further, we strive to create a work environment that promotes integrity, respect, and trust among our employees.

Workforce Composition

As of December 31, 2025, Bruker had approximately 11,085 employees worldwide. Approximately 20.2% of our employees were located in the United States. Additionally, approximately 45.8% of our employees were in production and distribution, 23.5% in selling and marketing, 17.6% in research and development and 13.1% in general and administrative functions.

Talent, Development and Workforce Strategy

Bruker is committed to providing a variety of learning opportunities to advance the personal and professional goals of our global teams. Our talent and development programs cover a variety of topics including those focused on technical expertise, leadership, and communication skills.

A global performance management process promotes regular feedback and coaching by managers to develop employees. Throughout the year, managers and employees engage in annual objective setting, mid-year reviews of performance, as well as a year-end performance evaluation. Managers and employees also participate in career conversations throughout the year. These discussions are critical tools that reinforce the alignment of employee activities and career goals throughout the year and provide employees opportunities to grow. Performance assessments also support the identification of our high performers and high potential employees based on merit. These employees are encouraged to continue their professional development with additional coaching and on the job learning opportunities to enhance their readiness for future advancement.

In 2025, we continued with several supervisor and leadership training programs for eligible participants. These programs provide a consistent foundation of knowledge and expectations for our leaders across Bruker.

Employee Engagement

Bruker is committed to fostering a culture of continuous learning and knowledge sharing to support development and retention and also recognizes the importance of a culture of belonging. A strong sense of belonging is crucial to the dynamic, entrepreneurial working environment our employees thrive in, and aligns with our mission to innovate responsibly and with integrity.

We support several initiatives that promote belonging at Bruker:

•
Cross-functional collaboration and teamwork, encouraging employees to build relationships across different business units and geographies.
•
Employee engagement programs including professional networking opportunities, internal mentorship, and knowledge sharing platforms.
•
Global team-building events, providing employees with opportunities to interact and strengthen connections.

Our employees play active roles in these initiatives, often creating and facilitating them directly. We encourage these activities to help employees develop their skills, expand their networks, and contribute meaningfully to our business objectives. They also provide critical connections for new hires and establish internal networks across functions for employees who may not otherwise have opportunity to interact.

Employee Health and Safety

Bruker prioritizes the safety and wellbeing of its employees. Bruker accomplishes this through compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, the elimination of unsafe manufacturing and workplace practices, tracking injury and illness rates, utilizing a global travel health program, and maintaining detailed emergency and disaster recovery plans. We are committed to reducing safety risks across our business groups and at our corporate and manufacturing sites worldwide. The following are examples of initiatives and programs designed with employee health and safety in mind:

•
A confidential Employee Assistance Program has been implemented at several new sites providing no-cost support to employees and offering assistance on several personal topic areas.
•
Many locations throughout the globe encourage employees to be mindful of a healthy lifestyle, including by offering group exercise activities. These activities aim to enhance employee physical health, emotional and mental, as well to increase camaraderie among colleagues.

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

ITEM 1A RISK FACTORS

The following risk factors should be considered in conjunction with the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors, which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that include, but are not limited to, the following:

•
Supply chain issues, including increasing demand for certain components used in our products and production delays, have and could continue to result in significant additional costs and manufacturing inefficiencies, which could adversely impact our revenue, increase our manufacturing costs and have a material adverse effect on our operating results;
•
Adverse global economic conditions, and geopolitical tensions, including in Ukraine, the Middle East, China and other regions, and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity;
•
New U.S. and reciprocal tariffs that have been imposed, and remain subject to potential change and other uncertainties, including as a result of the recent U.S. Supreme Court decision, have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so in the foreseeable future;
•
A meaningful portion of our revenue is derived from U.S. academic institutions, research organizations and other entities that rely in part on U.S. academic and government funding including grants from the U.S. National Institutes of Health (“NIH”), the National Science Foundation (“NSF”), and the Department of Energy (“DOE”). The current reduction in the level of funding and delay in such research funding, has had a material adverse effect on our U.S. academic and governmental customers, and our business, results of operations and financial condition, and may continue to do so in the foreseeable future;
•
Delays in the release of Chinese government stimulus spending have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so for the foreseeable future;
•
We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, volatility in interest and currency exchange rates, uncertain economic conditions in the United States and abroad, the impact of the recent U.S. government shutdown, and additional tariffs, including those imposed or that may be imposed by the current administration in the U.S.;
•
Our competitive position and reported financial results may be adversely affected when we exchange foreign currency received from international sales into U.S. Dollars and by fluctuations in currency exchange rates;
•
Goodwill, intangible assets and other long-lived assets are subject to impairment which has had and could continue to negatively impact our operating results;
•
Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology;
•
We face substantial competition in our industries and expect that such competition will continue. If we fail to compete effectively, it could harm our business results and materially impact the value of our company;
•
If investment in life and material science research spending declines, our ability to generate revenue may suffer;
•
Any reduction or shift in the capital resources, including as a result of changes to governmental policies and programs, or government funding imposed by the current U.S. administration, of our customers could reduce our sales and impede our ability to generate revenue;
•
Disruptions at any of our manufacturing facilities could adversely affect our business;
•
In addition to the risks applicable to our life science and materials analysis products, our CBRNE detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts;

•
We rely on information technology to support our operations and reporting environments. A security failure of that technology, including with respect to cybersecurity risks and cyber incidents, could impact our ability to operate our businesses effectively, adversely affect our financial results, damage our reputation and expose us to potential liability or litigation;
•
Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities;
•
Changes in our effective income tax rate could adversely affect our results of operations;
•
Various international tax risks could adversely affect our earnings and cash flows;
•
The unpredictability and fluctuation of our quarterly results may adversely affect the trading price of our common stock;
•
The ownership of our shares is highly concentrated, which could cause or exacerbate volatility in our share price as well as have significant influence over us;
•
The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business;
•
Our common stock ranks junior to our Series A Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution;
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
•
Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or cause us to delay filing our periodic reports with the SEC and adversely affect our stock price;
•
We operate as an entrepreneurial, decentralized company, which presents certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations; and
•
If we are not able to successfully integrate the businesses we acquire through mergers, acquisitions or strategic alliances, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions, and our financial results may be different than expected.

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

Risks Related to Our Business and Industry

Supply chain issues, including increasing demand for certain components used in our products and production delays, have and could continue to result in significant additional costs and manufacturing inefficiencies, which could adversely impact our revenue, increase our manufacturing costs and have a material adverse effect on our operating results.

We have experienced supply chain interruptions or increased costs as a result of general global economic conditions, including economic instability, changes to governmental policies and programs, changes in tax laws and regulations, export controls, economic sanctions and trade restrictions, including those related to the ongoing conflict between Russia and Ukraine or conflict in the Middle East and surrounding areas, changes to trade policies, including higher tariff rates and customs duties imposed or that may be imposed by the current presidential administration in the U.S., continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing geopolitical tensions and military conflicts between Russia and Ukraine, the ongoing conflict in the Middle East and its regional effects, and increased tensions between the U.S. and China and other regions ), a tight labor market and other factors, including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in our products including microelectronic components and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in our products, including limited source components, have and can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components have in the past and may in the future cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we could experience a significant adverse impact on the timing of our revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which could have a material adverse impact on our operating results.

Adverse global economic conditions, and geopolitical tensions, including in Ukraine, the Middle East, China and other regions, and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.

As a global company, our performance is affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical tensions, including the conflict between Russia and Ukraine and related economic sanctions, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. As a result of the adverse economic impacts resulting from the conflict between Russia and Ukraine, such as increased prices for and a reduced supply of key metals used in our products, the Company has ceased its Russian operations. Sustained or worsening of global economic conditions and increasing geopolitical tensions may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We have recently experienced an increase in inflationary pressures in many of the jurisdictions in which we operate. We have and may continue to offset the effect of these inflationary pressures by increasing the prices of our products to customers. However, we may not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition. If the economic conditions of the general economy or markets in which we operate worsen from present levels, these factors could negatively affect demand for our products and our business, financial condition and result of operations.

Our revenue from U.S. operations represented approximately 26% and 28% of total consolidated revenue for fiscal 2025 and 2024, respectively. Our revenue from operations in Europe represented approximately 36% and 35% of total consolidated revenue for fiscal years 2025 and 2024, respectively. Our revenue from operations in the Asia Pacific region represented approximately 30% and 29% of total consolidated revenue for fiscal years 2025 and 2024, respectively. Economic factors that could adversely influence demand for our products include the impact of geopolitical tensions and any related sanctions implemented, continued uncertainty about global economic conditions, including as a result of any natural disasters, pandemics, or epidemics, leading to ongoing reductions in investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

New U.S. and reciprocal tariffs that have been imposed, and remain subject to potential change and other uncertainties, have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so in the foreseeable future.

Recently, the U.S. government has indicated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or increased tariffs on foreign imports into the United States from key trading partners, including Germany and Switzerland.

The tariff increases adopted in 2025, and the uncertainty associated with them in global markets, have resulted in lower than anticipated bookings and revenues and contributed to reduced gross margins, operating margins, and profitability, and may continue to adversely affect our business, results of operations and financial condition for the foreseeable future. For example, during the year ended December 31, 2025, our results of operations were adversely impacted by an increase in cost of goods sold as a result of increased tariffs. Changes to tariffs and trade policies between the United States and foreign countries, such as what occurred during 2025, could reduce the purchasing power of our customers by increasing costs in their operations, which in turn may lead to decreased demand for our products or services. The magnitude and duration of any reduction in customer purchasing ability is difficult to reliably predict and quantify.

Moreover, tariffs and international trade arrangements may continue to change, potentially without warning, and to an extent that is difficult to predict. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs.

There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We are continuing to monitor and evaluate these “developments” and assess their potential impact on our business, financial condition, and results of operations.

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

A substantial portion of our revenue in the United States is derived from academic and governmental institutions, research organizations and other entities that may rely in part or in whole on academic and government funding, including grants from the NIH, NSF and DOE, and other U.S. government agencies. However, during fiscal year 2025, under the current U.S. administration there has been significant disruption in U.S. academic funding for high-end research instrumentation used in academic and medical research. U.S. academic and governmental researchers experiencing material reductions or delays in government funding, or modifications of the terms or conditions of funding, including allowable overhead rates, have reduced or delayed their purchases of our products and services, which has adversely affected our business and results of operations. While the recent dispute settlements between a limited number of major universities and the U.S. federal government may allow for the resumption of certain grants for scientific and medical research, we expect the reduced level of funding may continue for the foreseeable future, which could continue to have a material adverse effect on our business, results of operations and financial condition.

Delays in the release of Chinese government stimulus spending have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so for the foreseeable future.

A significant portion of our revenue is derived from sales into China, some of which are directly funded through Chinese government stimulus programs for high-end medical and industrial research instrumentation. In 2025, the release of such Chinese government stimulus spending was delayed, which has negatively affected our sales growth into China and consequently has had an adverse effect on our business, results of operations, and financial condition in 2025. Our revenue in China for the year ended December 31, 2025, was $475.8 million and remained flat compared to $471.2 million for the year ended December 31, 2024. If the release of the Chinese government’s stimulus spending continues to be delayed or recurs, our sales into China may continue to be negatively affected and our business, results of operations, and financial condition may be adversely affected in the foreseeable future. Furthermore, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. In addition to tariffs newly imposed by the U.S. and China, which have fluctuated and remain volatile, and may increase our costs, there may be additional import, export, tax, or other regulatory changes effected by the U.S. and Chinese governments in the future that could also adversely affect our business and results of operations.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, volatility in interest and currency exchange rates, uncertain economic conditions in the United States and abroad, the impact of the recent U.S. government shutdown, and additional tariffs, including those imposed or that may be imposed by the current administration in the U.S.

International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 74% and 72%, of our total consolidated revenue for fiscal 2025 and 2024, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

•
changes and volatility in foreign currency translation rates;
•
changes in regulatory requirements;
•
legislation and regulation, including tariffs imposed or that may be imposed by the current presidential administration in the U.S., relating to the import or export of high technology products, which legislation and regulation may conflict with U.S. law and may have an adverse impact on our business results;
•
the impact of the recent U.S. government shutdown and its potentially adverse impact on the global economy;
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

We must also comply with the European Union General Data Protection Regulation (“GDPR”) and other similar regulations in other countries, including the UK Data Protection Act 2018. These laws include strong protections for individual privacy rights of residents of the European Economic Area (“EEA”) and UK. GDPR purports to apply extraterritorially such that it can apply to businesses that are not established within the EEA, but that process personal data of individuals located within the European Union in connection with the offering of goods and services within the EEA. There are significant fines associated with non-compliance. In 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a key mechanism for transfers of personal data from the European Union to the United States and altered the international data transfer under GDPR. Even though Bruker did not rely on the EU-U.S. Privacy Shield for its transfers to the United States, Bruker has conducted a transfer impact assessment to understand the risks of its EU-U.S. persona data transfers and implemented the new EU Standard Contractual Clauses (including the UK addendum). More recently, the European Commission and United States have agreed on a new EU-U.S. Transatlantic Data Privacy Framework that may stabilize rules for transfers of personal data from the EU to the United States. However, ongoing litigation and challenges relating to such transfers could cause disruption of data transfers and have a material adverse effect on our business.

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

In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The effects of changes in currency exchange rates increased our 2025 revenue by approximately $77.6 million, or 2.3%, decreased our 2024 revenue by approximately $13.1 million, or 0.4%, and increased our 2023 revenue by approximately $11.2 million, or 0.4%. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. We recorded net gains from currency translation adjustments of $115.1 million for the year ended December 31, 2025, and net losses of $79.6 million during the year ended December 31, 2024.

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

Goodwill, intangible assets and other long-lived assets are subject to impairment which has had and could continue to negatively impact our operating results.

We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. During the year ended December 31, 2025, the Company recorded impairment losses for certain goodwill and intangible assets as disclosed in Note 6, Goodwill and Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The Company recorded no goodwill impairment for the years ended December 31, 2024, and 2023.

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

We face substantial competition in our industries and expect that such competition will continue. If we fail to compete effectively, it could harm our business results and materially impact the value of our company.

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

We are dependent, both directly and indirectly, upon general investment in life science research, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, and in material science research as well as upon the financial condition and funding priorities of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various government contracts and grants, such as funding from the NIH and similar government agencies. Whether we or our academic collaborators will continue to be able to attract these grants and funding from these sources depends not only on the quality of our products, but also on general spending patterns of public institutions, changes to governmental policies and programs, including loans, grants, guarantees and other subsidies, and disruptions or changes in government funding of other government agencies.

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

We have manufacturing facilities located in Austria, France, Germany, Israel, Switzerland, United States, United Kingdom and in other locations worldwide. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as war or other geopolitical conflicts, strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our CBRNE detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRNE detection products are sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. These criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

We rely on information technology to support our operations and reporting environments. A security failure of that technology, including with respect to cybersecurity risks and cyber incidents, could impact our ability to operate our businesses effectively, adversely affect our financial results, damage our reputation and expose us to potential liability or litigation.

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

In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers, including intrusions designed to access and exfiltrate information and to disrupt and lock-up access to systems for the purpose of demanding ransom payments, or breached due to employee error, malfeasance, or other disruptions. Further, a breach of our security systems or infrastructure, or those of our customers, suppliers and other business partners, could result in the disclosure, misuse, corruption or loss of confidential information, including intellectual property, personally identifiable information and other critical data of the Company and our employees, customers suppliers and other business partners. There can be no guarantee that any computer system failure, cyber-attack or security breach, if any should occur, will be timely detected or sufficiently remediated. Furthermore, our remediation efforts may not be successful, and there could be interruptions, delays, or cessation of service due to cyber-attacks or other data security breaches. If any data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, and our relationships with our employees, customers, suppliers and other business partners, decrease the value of our investments in research, development and engineering, disrupt our manufacturing processes, result in significant expenses to address and resolve the issues, fines or litigation or other proceedings by affected individuals, customers, suppliers, business partners or regulatory authorities.

Our debt, which is principally denominated in foreign currency, is impacted by movement in foreign currency rates which may adversely affect our operations and cash flows and may restrict our investment opportunities or limit our activities.

As of December 31, 2025, we had an outstanding aggregate principal amount of debt totaling approximately $1.9 billion and had $900.0 million available for borrowing under the 2024 Revolving Credit Agreement, subject to compliance with financial covenant ratios.

We have substantial cash funding obligations in the United States to service debt interest obligations, fund operations, capital expenditures, and our declared dividends on our common stock and our dividends on the Series A Mandatory Convertible Preferred Stock. We may also incur further obligations to finance future acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. If we are unable to service our debt or obtain additional financing, we may be forced to delay acquisitions, capital expenditures, or research and development expenditures, or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, the majority of our cash and cash equivalents is generated from foreign operations and we may incur certain tax consequences relocating cash from our foreign operations to the United States. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

As of December 31, 2025, we were in compliance with all covenants under our debt agreements. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt agreement, which would require waivers from participating banks and noteholders or permit acceleration of the debt under such debt agreement or a cross-default under all of our other debt agreements, and require us to prepay all of our outstanding debt before the applicable scheduled due dates, which would materially and adversely affect our financial condition.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective starting in 2025 and others in the subsequent years. We have evaluated and reflected the OBBBA’s impact on its financial statements for the year ended December 31, 2025, which was not material. We will continue to monitor developments related to OBBBA and will update our disclosures as appropriate.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework, agreed to implement a global minimum tax regime for multinationals known as “Pillar Two”. The OECD has released the Pillar Two model rules (the Global Anti-Base Erosion Proposal, or “GloBE”) to reform international corporate taxation. The Pillar Two model rules provide guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The EU member states have agreed to adopt these rules in two stages with the first component effective on January 1, 2024, while the second component became effective on January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on various timelines. While certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework and, several other countries are expected to implement similar legislation with varying effective dates in the future, the U.S. has withdrawn support for Pillar Two. In June 2025, the U.S. Department of the Treasury and the other G7 countries (including Canada, France, Germany, Italy, Japan, the United Kingdom and the European Union) released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of the global minimum tax, and the OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. However, no agreement regarding implementation of the proposal has yet been reached. We will continue to monitor the implementation of the Inclusive Framework agreement by the remaining countries in which we operate or may operate in the future. We are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these remaining countries; however, when and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

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

Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. We must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations.

In addition, technology is subject to rapid advancements and changes, and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including platforms based on artificial intelligence. If we do not effectively anticipate and timely avail ourselves of new technologies, our competitive position may suffer, and these impacts would adversely affect our business, financial condition and results of operations. In addition, our efforts to utilize technological advancements such as artificial intelligence may result in substantial integration and maintenance costs and may expose us to additional risks. In particular, personal information within any data set collected from our business is vulnerable to unauthorized acquisition or access, compromise or loss, which could lead to heightened business and security costs, reputational damage, administrative penalties, and significant legal and financial exposure. The content, analyses, or recommendations generated by artificial intelligence programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence or other technological advancements could also negatively impact our business or results of our operations.

Climate change and natural disasters, or legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition or results of operations.

Climate change, allegedly resulting from increased concentrations of carbon dioxide and other greenhouse gases (“GHG”) in the atmosphere, may present risks to our business and operations. Extreme weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, volcanic eruptions, windstorms, hailstorms, heat waves, floods, droughts, severe thunderstorms, wildfires, and other fires, which may or may not result from climate change or natural disasters, could adversely impact our operations and increase volatility in our supply chain, including the availability and cost of raw materials and components required for the operation of our business. Failure to monitor, adapt, and develop solutions against the physical and transitional impacts from climate change may negatively impact our results of operations.

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

As of December 31, 2025, Laukien family members, including our Chairman, President and Chief Executive Officer (“CEO”) Frank Laukien and his brother, Joerg Laukien, owned, in the aggregate, approximately 32% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. These shareholders may also exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these shareholders.

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

Risks Related to Ownership of our Common Stock

The Series A Mandatory Convertible Preferred Stock may adversely affect the market price of our common stock.

The market price of our common stock could be influenced by outstanding Series A Mandatory Convertible Preferred Stock and could become more volatile and impacted by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Series A Mandatory Convertible Preferred Stock.

Our common stock ranks junior to our Series A Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution.

Our common stock ranks junior to our Series A Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Series A Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Mandatory Convertible Preferred Stock a liquidation preference equal to $250 per share plus accumulated and unpaid dividends.

Dividends on our common stock could be reduced or eliminated in the future.

In recent years, we have paid dividends on our common stock. In February 2026, we announced that our Board of Directors (the “Board”) had declared a quarterly dividend of $0.05 per share that will be payable in April 2026. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

In addition, on September 8, 2025, we issued 2,760,000 shares of Series A Mandatory Convertible Preferred Stock with a dividend rate of 6.375% per annum on the liquidation preference thereof. The Series A Mandatory Convertible Preferred Stock ranks senior to our common stock with respect to the payment of dividends. As long as any share of Series A Mandatory Convertible Preferred Stock is outstanding, unless all accumulated and unpaid dividends on the Series A Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our common stock. Dividends on the Series A Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of Series A Mandatory Convertible Preferred Stock will only receive dividends on their shares when, as, and if declared by our Board. These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Mandatory Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Mandatory Convertible Preferred Stock and holders of our Class A common stock. Additional risks related to the Series A Mandatory Convertible Preferred Stock are contained in the prospectus supplement filed with the SEC on September 8, 2025.

Risks Related to Our Dependence on Third Parties

We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.

We sell certain products through third party agents, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position. Moreover, violations of the FCPA or similar anti-bribery laws by distributors or other third-party agents could materially and adversely impact our business, reputation and results of operations.

Furthermore, a portion of our sales of selected products consists of sales to third parties who incorporate our products into their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. They may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with these third parties, our businesses may suffer. Failures by these third parties, or our inability to maintain existing or enter into new arrangements with them for product distribution, could materially impede the growth of our businesses and our ability to generate sufficient revenue and profits.

Dependence on contract manufacturing may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline our operations and reduce our operating costs, we outsource certain aspects of our manufacturing processes and continue to evaluate additional outsourcing. If our contract manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside our control. Additionally, changing or replacing our contract manufacturers could cause disruptions or delays. Problems with outsourced manufacturing could result in lower revenues and unexecuted efficiencies and adversely affect our financial condition and results of operations.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. As an example, BSI CALID purchases detectors and power supplies from sole or limited source suppliers. Additionally, our superconducting magnets or our electronics are partially dependent on cooperation from larger manufacturers like Electronic Manufacturing Services or High Temperature Superconductors suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect on our revenues and margins. In addition, price increases from these suppliers or contract manufacturers could have a material adverse effect on our gross margins.

Because of the scarcity of some components and raw material, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross profits. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidation among our suppliers could result in other sole source suppliers for us in the future. Other events that could affect our ability to source materials, manufacture or distribute our products include fire, natural disaster or extreme weather or a pandemic and the impact of those events on our operations and our suppliers’ and contract manufacturers’ operations.

Supply shortages and increasing prices of raw materials could adversely affect our gross profit.

The last few years have seen periodic supply shortages and strong fluctuations in the prices for various raw materials, in part due to high demand from developing countries, the war between Russia and Ukraine, uncertainties regarding international trade policies, including the potential for a trade war, and other geopolitical tensions. Supply shortages may also be impacted by demand increases from green transition, military or space/aerospace industry. We rely on some of these materials for the production of our products. For example, in our superconducting magnet production, both for the horizontal and vertical magnet series, we rely on the availability of copper, and other metallic raw materials as well as niobium titanium for the production of traditional low-temperature superconducting magnets, wires and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross profits.

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

In order to operate superconducting magnets, we and our customers rely on liquid helium. Helium is subject to price and availability volatility, and shortages of liquid helium associated with federal price controls or depleted natural reserves could drive increases in helium pricing, which could have an adverse impact on producing and operating our superconducting magnets. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, which may negatively impact our business and results of operations.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and diverts our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our common stock. Refer to Note 25, Commitment and Contingencies for further information on our Litigation and Related Contingencies.

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

Our manufacturing, product development and research and development operations and processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities, some of which have been in operation for many decades, where we or others may have used substances or generated and disposed of wastes which are considered hazardous or may be considered hazardous in the future. We also have acquired various companies which historically may have used certain hazardous materials, and which may have owned and/or leased facilities where hazardous materials have been used. Due to the foregoing reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, transportation, handling, treatment, remediation, and disposal of hazardous materials and certain waste products. We have potential liability under these laws and regulations with respect to the remediation of past contamination in certain of the facilities we now own or lease. Additionally, in the future our facilities and the disposal sites owned by others to which we send or have sent waste, may be identified as contaminated and require remediation. Accordingly, we may become subject to additional compliance costs or environmental liabilities which may be significant and could materially harm our results of operations or financial condition.

Specifically, we use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, state, and local environmental laws, including, but not limited to, the state laws of Massachusetts, California, New Jersey, Washington and Wisconsin, under atomic energy regulatory laws, and under equivalent provisions of law in those and other jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and has the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation or governmental policies that adversely affect our market opportunities. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular.

Our products are subject to the FDA’s requirements for electronic radiation emitting products, which include requirements related to record-keeping and reporting; labeling; notification; product repairs, replacements, and refunds; importation; and performance standards. In addition, our clinical products are subject to regulation as medical devices in the United States by the FDA and by similar regulatory bodies in other countries where such products are sold. These regulations govern a wide variety of product related activities, from quality management, design, development, and testing to labeling, manufacturing, complaint handling, reporting, promotion, sales and distribution. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulatory authorities, which may result in written inspectional observations. The FDA and comparable foreign regulatory authorities also monitor product promotion and marketing materials and activities. If we or any of our suppliers or distributors fail to comply with FDA or other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell such products. Any such FDA or comparable foreign regulatory actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on our financial condition and results of operations. Further, the replacement of the European Union IVD Directive by the IVD Regulation (EU) 2017/746 in May 2022 has resulted in a stricter regime for manufacturers of IVDs. In accordance with the transitional provisions of the IVDR (Regulation (EU) 2017/746), our products currently comply with the applicable grace periods. Full conformity with all IVDR requirements must be achieved by December 31, 2029, for our in vitro diagnostic devices.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.

We operate as an entrepreneurial, decentralized company, which presents certain risks. In particular, significant growth in a decentralized operating model may put strain on certain business group resources and our corporate functions, which could materially and adversely affect our business, financial condition and results of operations.

We operate through a decentralized model where our business segments function as distinct entrepreneurial businesses with their own leadership teams responsible for day-to-day operations. This approach can lead to variations in how risks are managed, resources are allocated, and performance metrics are applied. If decentralized units fail to align with our company-wide risk management framework or if communication breakdowns occur, it could result in operational disruptions, increased costs, or failure to achieve expected synergies from acquisitions, materially impacting our business, financial condition, and results of operations.

General Risk Factors

If we are not able to successfully integrate the businesses we acquire through mergers, acquisitions or strategic alliances, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions, and our financial results may be different than expected.

Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2023, to December 31, 2025, we acquired 25 businesses to expand our technologies and product offerings.

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

We may have difficulty developing, manufacturing, marketing, and getting regulatory approval for the products of a newly acquired company or business in a way that enhances the performance of our combined businesses or product lines. As a result, we may not realize the value from expected synergies. Acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses, including disputes over contingent consideration and complicated accounting for complex transaction structures. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the remaining carrying value of the assets.

We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business’ violation of law that occurred before we acquired it. We frequently acquire smaller, privately held companies that may not have the same culture of compliance or the same level of internal control of a larger publicly traded company. Any failure to implement adequate training, controls, and monitoring of any acquired company could cause us to be liable for post-acquisition legal or accounting violations.

Other companies may have difficulty acquiring us, even if doing so would benefit our shareholders, due to provisions under our corporate charter and bylaws, as well as Delaware law.

Provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as Delaware law, could make it more difficult for other companies to acquire us, even if doing so would benefit our shareholders. Our restated certificate of incorporation, and amended and restated bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•
a staggered Board of Directors, where shareholders elect only a minority of the board each year;
•
advance notification procedures for matters to be brought before shareholder meetings;
•
a limitation on who may call shareholder meetings; and
•
the ability of our Board of Directors to issue up to 5,000,000 shares of preferred stock without a shareholder vote.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C CYBERSECURITY

The Board’s Audit Committee oversees risks relating to cybersecurity threats and the steps management takes to monitor and control such risks. In addition to other written policies and procedures, the Company has instituted an Information Security Incident Response Plan (“IRP”) which provides a framework to assist the Company in responding to actual or potential cybersecurity incidents. Such incidents may consist of any actual, threatened, suspected, or reported event or occurrence that may affect the confidentiality, integrity, or availability of Company systems or data, or of any such event affecting a third party that may affect Company systems or data. The objective of the IRP is to facilitate a timely and coordinated enterprise-level response to such incidents to mitigate any impacts on the Company and its employees, stockholders, customers, business partners, and other stakeholders by providing detailed response procedures to be followed in the event of a cybersecurity incident, including with respect to detection, assessment, notification, and recovery. The Audit Committee receives regular reporting from senior officers on operational risk and the steps management has taken to monitor and control these risks. Such reporting includes updates on the Company’s IRP, the external threat environment, and the Company’s programs to address and mitigate the risks associated with the cybersecurity threat environment. The IRP and internal controls around cybersecurity are periodically evaluated by external experts and the results of those reviews are reported to the Audit Committee. We continue to develop and refine our processes and strategies in response to assessments by such external experts, industry best practices, and the shifting threat landscape including Artificial Intelligence related threats.

The Company has established a corporate-level, global Information Security Incident Response Team (“ISIRT”), which provides a centralized, coordinated response to, and management of, cybersecurity incidents that may present significant risk to the Company’s operations, valuation, brand or reputation, employees, or customer or business relationships. The Company’s cybersecurity response team is comprised of multiple subject-matter experts who have each served in various roles in information technology (“IT”), cybersecurity, and risk management with more than 60 years of combined experience. These individuals’ knowledge and experience along with the culture and talent of the corporate IT security team organization are instrumental in developing and executing our cybersecurity strategies. Core members of the ISIRT are the Vice President, Financial Operations and Project Management (“Financial Ops”); Senior Vice President, General Counsel, and Corporate Secretary (“General Counsel”); Chief Information Security Officer (“CISO”), who reports to the Chief Information Officer; Chief Privacy Officer (“CPO”); Vice President, Corporate Treasurer; Director, Risk Management & Insurance; and Cyber Security Manager. Bruker’s ISIRT team is led by the Company’s CISO. Bruker’s Chief Information Officer has served as a technology leader for over 25 years leading cybersecurity, information technology, engineering, and operational functions. Bruker’s CISO has served for more than 25 years in various information security roles, including serving as Managing Partner for a Managed Security Service Provider prior to joining Bruker. If a cybersecurity incident warrants activation of the ISIRT, the Company’s CISO and General Counsel will notify, as appropriate, the Company’s executive leadership and the Audit Committee. We also engage specialized third-party consultants to proactively support our cybersecurity efforts, which include, but are not limited to, application and network security, information risk management, as well as business continuity and disaster recovery.

Cybersecurity incidents may occur at, or be reported to, any of the Company’s facilities worldwide. The Company has an IT Service Desk which acts as the single point of contact for cybersecurity incident reporting. Employees can notify the IT Service Desk of any event that they observe or is reported to them that may constitute a cybersecurity incident. Once notified, the Information Security team conducts an initial assessment, escalating incidents as required or permitted in accordance with the IRP. The CISO, in consultation with the General Counsel, CPO, and Financial Ops, will decide whether to activate the ISIRT in connection with an escalated incident. When activated, the ISIRT coordinates and directs all aspects of the response, including, as applicable, investigation, containment, business continuity and recovery, remediation, notifications, communications, and post-incident activities. As of the date of this Annual Report on Form 10-K, no identified risk has required activation of the ISIRT.

In addition, our third-party service providers play a role in our risk management and strategy, as well as with the investigation of cybersecurity incidents, where appropriate. Based upon the assessment of the type of incident and risk presented, the ISIRT may engage outside counsel and/or external resources, such as forensic consultants, to conduct or assist with cybersecurity investigations in order to provide advice to the Company. The vendors with which we engage are globally recognized companies with cybersecurity expertise. We conduct due diligence before onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards. The Company also conducts appropriate cybersecurity exercises and training. For example, employees must complete cybersecurity training on at least an annual basis, which educates our employees on the Company’s policies and procedures for handling personal data, incident reporting, and avoiding common cybersecurity threats such as phishing attacks.

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

In addition to the principal facilities noted below, we lease additional facilities for sales, applications, and service support in various countries throughout the world. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

The location and primary use of our principal properties used in current operations are as follows:

				Principal Use
Segment	Location	Approximate Square Feet	Owned/Leased	Manufacturing	Research & Development	Application & Development	Marketing	Sales & Administration
BSI BioSpin	Wissembourg, France	219,745	Owned	Magnetic Resonance Preclinical Imaging	X	X	X	X
	Ettlingen, Germany	179,399	Owned	Preclinical Imaging	X	X	X	X
	Faellanden, Switzerland	346,275 61,918	Owned Leased	Magnetic Resonance Preclinical Imaging	X	X	X	X
BSI CALID	Berlin, Germany	23,810 22,916	Owned Leased	Consumables & Instruments	X	X	X	X
	Bremen, Germany	272,743	Owned	Mass Spectrometry	X	X	X	X
	Ettlingen, Germany	215,385	Owned	Mass Spectrometry CBRNE Detection	X	X	X	X
	Nehren, Germany	103,753	Owned	Consumables & Instruments	X	X	X	X
	Faellanden, Switzerland	18,460	Leased	Mass Spectrometry	X		X	X
BSI NANO	Graz, Austria	33,368	Leased	Optical-based Metrology	X	X	X	X
	Berlin, Germany	110,677	Owned	BioAFM X-Ray	X	X	X	X
	Karlsruhe, Germany	146,000 58,000	Owned Leased	S-OES X-Ray	X	X	X	X
	Migdal HaEmek, Israel	46,300	Leased	X-Ray	X	X	X	X
	Penang, Malaysia	101,700	Leased	X-Ray S-OES AFM	X			X
	Bothell, Washington	57,784	Leased	Spatial Biology
	Del Ray Beach, Florida	30,100	Leased	Semiconductor Mask Repair	X	X	X	X
	Emeryville, California	37,000	Leased		X	X	X	X
	Madison, Wisconsin	48,000	Owned	Fluorescence Microscopy	X	X	X	X
	Santa Barbara, California	100,000	Owned	AFM	X	X	X	X
	Seattle, Washington	41,068	Leased		X		X	X
BEST	Bergisch Gladbach, Germany	71,817 124,366	Owned Leased	Energy & Superconducting	X	X	X	X
	Hanau, Germany	258,872	Owned	Energy & Superconducting	X	X	X	X
	Carteret, New Jersey	107,300	Leased	Energy & Superconducting	X	X	X	X
	Perth, Scotland	153,770	Owned	Energy & Superconducting	X	X	X	X
Shared Use	Billerica, Massachusetts	203,500	Owned	Mass Spectrometry	X	X	X	X

ITEM 3 LEGAL PROCEEDINGS

For a discussion of legal matters as of December 31, 2025, please refer to Note 25, Commitments and Contingencies, to our consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BRKR”.

As of December 31, 2025, there were approximately 59 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

We have paid dividends on common stock since 2016 and increased the dividend amount once in 2022 to $0.05 per share of our issued and outstanding common stock. In February 2026, we announced that our Board had approved a quarterly dividend for the first quarter of 2026 of $0.05 per share, payable in April. Future dividend payments, if any, are subject to approval of our Board of Directors.

Stock Price Performance Graph

The graph below compares Bruker Corporation’s annual percentage change in cumulative total return on common shares over the past five years ended December 31, 2025, with the cumulative total return of companies comprising the Nasdaq US Benchmark TR Index and the SIC Code 3826 Laboratory Analytical Instruments Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph shows the value of the initial $100 investment at one-year intervals for the fiscal years presented.

Cumulative Total Return Index for:	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Bruker Corporation	$100.00	$155.36	$126.95	$136.88	$109.52	$88.45
Nasdaq US Benchmark TR Index	100.00	125.89	101.05	127.76	159.03	186.96
SIC Code 3826 Laboratory Analytical Instruments	$100.00	$126.33	$84.24	$74.68	$70.22	$67.66

The data for this performance graph was compiled by Zack’s Investment Research, Inc. and is used with its permission.

Issuer Purchases of Securities

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements, and other considerations. During the year ended December 31, 2025, the Company purchased a total of 200,731 shares at an aggregate cost of $10.0 million under the 2023 Repurchase Program. The 2023 Repurchase Program expired in May 2025 and has not been renewed.

ITEM 6 RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes to those statements appearing elsewhere in this report. The dollar amounts listed in the tables presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of U.S. Dollars.

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

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control. The aforementioned various factors include:

•
general economic conditions, including inflation, the threat of recession, financial liquidity, currency volatility or devaluation, supply chain or manufacturing capabilities, uncertain economic conditions in the United States and abroad, and additional tariffs, including those imposed or that may be imposed or changed by the current presidential administration in the U.S. and uncertainties relating to the same;
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

OVERVIEW

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular, and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major research and development and manufacturing centers in Europe, Asia, and North America and we have commercial offices located throughout the world. Bruker is organized into four reportable segments: BSI BioSpin Segment, the BSI CALID Segment, the BSI NANO Segment, and the BEST Segment.

Consolidated Results

The following table presents a summary of our consolidated results as of the year ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
GAAP Financial Measures:
Revenue	$3,436.5	$3,366.4
Revenue year-on-year Growth Rate	2.1%	13.6%
Gross Profit	$1,577.7	$1,649.5
Gross Profit Margin	45.9%	49.0%
Operating Income	$68.2	$253.1
Operating Income Margin	2.0%	7.5%
Net cash provided by operating activities	$134.1	$251.3
Non-GAAP Financial Measures (see “Non-GAAP Measures” below):
Non-GAAP Constant-exchange rate (“CER”) currency revenue	$3,358.9	$3,379.5
Non-GAAP Constant-exchange rate (“CER”) currency revenue year-on-year (decrease) growth rate	(0.2)%	14.0%
Non-GAAP Organic Revenue	$3,242.6	$3,082.8
Non-GAAP Organic Revenue year-on-year (decrease) growth rate compared to prior year revenue	(3.7)%	4.0%
Non-GAAP Gross Profit	$1,712.0	$1,736.9
Non-GAAP Gross Profit Margin	49.8%	51.6%
Non-GAAP Operating Income	$433.1	$518.0
Non-GAAP Operating Income Margin	12.6%	15.4%
Non-GAAP Free Cash Flow	$43.3	$136.0

Discussion of GAAP financial measures follows in the Results of Operations paragraphs.

Non-GAAP Measures

Uses and definitions

Although our consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue excluding the effects of foreign currency, and expenses excluding costs related to restructuring actions, impairment costs, acquisitions, integration and IT transformation expenses, amortization of acquired intangible assets, and other costs (“non-GAAP adjustments”), provides meaningful supplemental information regarding our performance but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. We rely internally on certain measures that are not calculated according to GAAP. These measures include non-GAAP constant exchange rate (“CER”) currency revenue growth, non-GAAP organic revenue growth, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP free cash flow.

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

We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities. These measures may also be useful to investors in evaluating the underlying operating performance of our business. The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and it may be different from non-GAAP financial measures used by other companies and therefore may not be comparable among companies.

We define our non-GAAP financial measures as follows:

•
Non-GAAP CER currency revenue growth as GAAP revenue excluding the effect of changes in foreign currency translation rates.
•
Non-GAAP Organic revenue growth as GAAP revenue excluding the effect of changes in foreign currency translation rates and acquisitions.
•
Non-GAAP gross profit as GAAP gross profit excluding non-GAAP adjustments.
•
Non-GAAP gross profit margin as GAAP gross profit margin excluding the impact of non-GAAP adjustments.
•
Non-GAAP operating income as GAAP operating income excluding non-GAAP adjustments.
•
Non-GAAP operating income margin as GAAP operating income margin excluding the impact of non-GAAP adjustments.
•
Non-GAAP free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment.

Reconciliations of GAAP to Non-GAAP financial measures

GAAP revenue to non-GAAP CER currency and organic revenue:

	Year Ended December 31,
	2025	2024
GAAP revenue	$3,436.5	$3,366.4
Effect of changes in foreign currency translation rates	(77.6)	13.1
Non-GAAP CER currency revenue	$3,358.9	$3,379.5
Acquisitions	116.3	296.7
Non-GAAP Organic revenue	$3,242.6	$3,082.8

The non-GAAP CER revenue decline during the year ended December 31, 2025, was driven primarily by slower demand in industrial and semiconductor markets for our analytical instruments, partially offset by higher revenue from hospital and clinical markets as well as the current year impact of recent acquisitions.

GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin:

	Year Ended December 31,
	2025		2024
Gross profit	$1,577.7	45.9%	$1,649.5	49.0%
Non-GAAP adjustments:
Restructuring costs	42.0	1.2%	11.6	0.3%
Acquisition-related costs	9.9	0.3%	22.0	0.7%
Purchased intangible amortization	58.4	1.7%	47.8	1.4%
Intangible assets impairment charges	18.3	0.5%	0.4	—
Other costs	5.7	0.2%	5.6	0.2%
Non-GAAP gross profit	$1,712.0	49.8%	$1,736.9	51.6%

The decrease in non-GAAP gross profit and gross profit margin during the year ended December 31, 2025, was driven by an increase in cost of goods sold due to higher U.S. tariffs, foreign exchange headwinds from a declining U.S. Dollar, and the overall revenue mix, partially offset by the impact of cost savings initiatives.

GAAP operating income and operating margin to non-GAAP operating income and operating margin:

	Year Ended December 31,
	2025		2024
Operating income	$68.2	2.0%	$253.1	7.5%
Non-GAAP adjustments:
Restructuring costs	77.4	2.3%	24.7	0.7%
Acquisition-related costs	16.3	0.5%	51.9	1.5%
Acquired in-process research and development expenses	13.5	0.4%	—	—
Acquisition-related hybrid liability adjustments	(50.2)	(1.5)%	24.1	0.8%
Purchased intangible amortization	121.2	3.5%	99.1	2.9%
Acquisition-related litigation charges	35.3	1.0%	46.0	1.4%
Goodwill and intangible assets impairment charges	127.2	3.7%	0.4	—
Other costs	24.2	0.7%	18.7	0.6%
Non-GAAP operating income	$433.1	12.6%	$518.0	15.4%

The decrease in our non-GAAP operating margins during the year ended December 31, 2025, was driven primarily by lower non-GAAP gross profit, the impact of foreign currency translation, and the impact of our 2024 acquisitions, partially offset by cost savings initiatives.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$134.1	$251.3
Less: purchases of property, plant and equipment	(90.8)	(115.3)
Free cash flow	$43.3	$136.0

For the year ended December 31, 2025, our free cash flow decreased by $92.7 million compared to the same period in 2024, primarily due to lower net income and an increase in tax payments in 2025.

RESULTS OF OPERATIONS

A discussion regarding our results of operations for the fiscal year ended December 31, 2024 compared to 2023 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.bruker.com under the “Financial Info” section.

Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Consolidated Results

The following table presents our results for the periods presented (dollars in millions):

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
Product revenue	$2,766.4	$2,759.2	$7.2	0.3%
Service and other revenue	670.1	607.2	62.9	10.4%
Total revenue	3,436.5	3,366.4	70.1	2.1%
Cost of product revenue	1,486.5	1,364.5	122.0	8.9%
Cost of service and other revenue	372.3	352.4	19.9	5.6%
Total cost of revenue	1,858.8	1,716.9	141.9	8.3%
Gross profit	1,577.7	1,649.5	(71.8)	(4.4)%
Operating expenses:
Selling, general and administrative	946.5	893.8	52.7	5.9%
Research and development	395.2	376.5	18.7	5.0%
Goodwill impairment charge	96.5	—	96.5	100.0%
Other charges, net	71.3	126.1	(54.8)	(43.5)%
Total operating expenses	1,509.5	1,396.4	113.1	8.1%
Operating income	68.2	253.1	(184.9)	(73.1)%
Bargain purchase gain and associated measurement period adjustments	—	(8.0)	8.0	100.0%
Interest and other expense, net	(46.2)	(38.2)	(8.0)	20.9%
Income before income taxes, equity in losses of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	22.0	206.9	(184.9)	(89.4)%
Income tax provision	29.3	91.4	(62.1)	(67.9)%
Equity in losses of unconsolidated investees, net of tax	(1.0)	(1.7)	0.7	(41.2)%
Consolidated net (loss) income	(8.3)	113.8	(122.1)	(107.3)%
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.3	0.7	(0.4)	(57.1)%
Net (loss) income attributable to Bruker Corporation	(8.6)	113.1	(121.7)	(107.6)%
Dividends on Series A Mandatory Convertible Preferred Stock	13.9	—	13.9	100.0%
Net (loss) income attributable to Bruker Corporation common shareholders	$(22.5)	$113.1	(135.6)	(119.9)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods presented:

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
BSI BioSpin	$878.8	$905.7	$(26.9)	(3.0)%
BSI CALID	1,210.2	1,093.5	116.7	10.7%
BSI NANO	1,084.3	1,098.3	(14.0)	(1.3)%
BEST	270.9	283.0	(12.1)	(4.3)%
Eliminations (a)	(7.7)	(14.1)	6.4
	$3,436.5	$3,366.4	$70.1	2.1%
(a)
Represents product and service revenue between reportable segments.

The overall revenue increase during the year ended December 31, 2025, was driven mostly by ELITechGroup within the BSI CALID Microbiology & Infection Diagnostics division and NanoString within the BSI NANO Bruker Spatial Biology division, partially offset by organic revenue decline. The BSI CALID Segment increase in revenue was driven by increased volumes from the Optics and Microbiology & Infection Diagnostics divisions, with increased activity in the applied market Security Detection products, the MALDI Biotyper business, and the ELITechGroup molecular diagnostics business, which was acquired in the second quarter of 2024. BSI Nano Segment revenue decline was driven by weaker demand in the academic and government research and industrial markets for our analytical instruments and the Nano Surfaces and Metrology division, partially offset by NanoString, which was acquired in the second quarter of 2024. BSI BioSpin decrease in revenue was primarily driven by fewer GHz-class NMR system sales in 2025 compared to 2024 (two in 2025 versus four in 2024), weaker demand in the biopharma market and NMR instruments, partially offset by stronger demand in our lab automation products. The BEST revenue decrease was driven mainly by a softness in the clinical MRI market, as well as a strong prior-year comparison for the Research Instruments business.

Historically, we have higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which we believe is influenced by our customers’ budgeting cycles.

For more detail on our revenue by geography, see “Foreign Currency Risk” in Item 7A Quantitative And Qualitative Disclosures About Market Risk on page 55 of this Annual Report on Form 10-K.

Gross Profit

The following table presents gross profit and gross profit margins (“GPM”) by reportable segment for the periods reported:

	Year Ended December 31,
	2025		2024
	Gross Profit	GPM by Segment	Gross Profit	GPM by Segment
BSI BioSpin	$389.1	44.3%	$453.9	50.1%
BSI CALID	625.6	51.7%	593.9	54.3%
BSI NANO	516.3	47.6%	540.4	49.2%
BEST	46.7	17.2%	61.3	21.7%
Total gross profit	$1,577.7	45.9%	$1,649.5	49.0%

The decrease in total gross profit and gross profit margin during the year ended December 31, 2025, was driven primarily by declines in the BSI BioSpin UHF business and the Nano Surfaces and Metrology division, combined with increased restructuring costs and impairment charges as well as the impact of U.S. tariffs and foreign exchange headwinds from a declining U.S. Dollar.

Selling, General and Administrative

Our selling, general and administrative expenses for the year ended December 31, 2025, increased to 27.5% of total revenue from 26.6% of total revenue for the comparable period in 2024. The year-over-year increase as a percentage of revenue was primarily due to increased costs associated with prior year acquisitions and foreign exchange headwinds from a declining U.S. Dollar, partially offset by the impact of cost savings initiatives.

Research and Development

Our research and development expenses for the year ended December 31, 2025, increased to 11.5% of total revenue from 11.2% of total revenue for the comparable period in 2024. We commit substantial resources, efforts, and capital to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. Additionally, we have been able to gain access to research and development capabilities through acquisitions, acquiring the intellectual property, technology, and expertise of the acquired companies. The increase in research and development costs as a percentage of revenue was primarily a result of increased costs associated with prior year acquisitions.

Goodwill Impairment Charge

We test goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. Due to the current macroeconomic conditions and uncertainties related to the future forecasts, the Company concluded that it was more likely than not that the fair value of one or more of the Company’s reporting units was less than their carrying amount. As a result, the Company performed a quantitative impairment test for impairment in certain reporting units as of September 30, 2025, as these reporting units had the highest uncertainty related to quantity and timing of future cash flows. As these conditions existed as of the balance sheet date, any impairment charges are recognized in the consolidated statements of operations for the period ended September 30, 2025. The results of the valuation indicated that the carrying amount of the Bruker Spatial Biology (“BSB”) reporting unit within the Company’s BSI NANO Segment and Automation (“AUT”) reporting unit within the Company’s BSI BioSpin Segment exceeded their fair value. As a result, during the year ended December 31, 2025, the Company recorded a goodwill impairment charge of $96.5 million on the consolidated statements of operations, which represented the amount by which the carrying value of the BSB reporting unit and AUT reporting unit exceeded the respective reporting unit’s fair value.

While we will continue to monitor these circumstances, such uncertainties, including the current macroeconomic conditions and the timing and quantity of future cash flows may impact the carrying value of our reporting units. If there are any factors that drive changes to key assumptions in our valuation inputs and if the fair value of any of our reporting units declines below the carrying value in the future, additional goodwill impairment charges may be incurred and those charges may be material. Refer to Note 6, Goodwill and Intangible Assets for further information on our goodwill impairment.

Other Charges, Net

Other charges, net for the year ended December 31, 2025, decreased to $71.3 million compared to $126.1 million for the comparable period in 2024. The year over year decrease was primarily due to adjustments to the hybrid liability related to certain other majority owned acquisitions as described in Note 24, Hybrid Instrument Liabilities which decreased by $74.3 million compared to the comparable period in 2024, offset by an increase in restructuring costs by $22.3 million as a result of the restructuring programs described in Note 12, Restructuring. Refer to Note 11, Other Charges, Net for more details on our other charges, net costs.

Operating Income

The following table presents operating income and operating margins (“OM”) by reportable segment for the periods reported:

	Year Ended December 31,
	2025		2024
	Operating Income (Loss)	OM by Segment	Operating Income (Loss)	OM by Segment
BSI BioSpin	$104.3	11.9%	$157.8	17.4%
BSI CALID	153.3	12.7%	180.0	16.5%
BSI NANO	(71.8)	(6.6)%	2.3	0.2%
BEST	19.4	7.2%	34.9	12.3%
Corporate, eliminations and other (a)	(137.0)		(121.9)
Total operating income	$68.2	2.0%	$253.1	7.5%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The decrease in total operating income and operating income margin was primarily due to unfavorable revenue mix which negatively impacted gross margins, increased restructuring costs and impairment charges, the impact of U.S. tariffs, and foreign exchange headwinds from a declining U.S. Dollar. In August 2025, we announced a cost savings initiative aimed at reducing annualized costs by approximately $100 million to $120 million by the end of 2026. This cost savings initiative was implemented with the intention to improve operating income and operating margins on a company-wide basis. The planned reductions affect all parts of our business including supply chain, manufacturing, commercial operations, administrative functions and research and development.

Global Tariffs

Recently, the U.S. government has indicated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or increased tariffs on foreign imports into the United States from key trading partners, including Germany and Switzerland.

The tariff increases adopted in 2025, and the uncertainty associated with them in global markets, have resulted in lower than anticipated bookings and revenues and contributed to reduced gross margins, operating margins, and profitability, and may continue to adversely affect our business, results of operations and financial condition for the foreseeable future. For example, during the year ended December 31, 2025, our results of operations were adversely impacted by an increase in cost of goods sold as a result of increased tariffs. Changes to tariffs and trade policies between the United States and foreign countries, such as what occurred during 2025, could reduce the purchasing power of our customers by increasing costs in their operations, which in turn may lead to decreased demand for our products or services. The magnitude and duration of any reduction in customer purchasing ability is difficult to reliably predict and quantify.

Moreover, tariffs and international trade arrangements may continue to change, potentially without warning, and to an extent that is difficult to predict. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs.

There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We are continuing to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net during the year ended December 31, 2025, was primarily due to higher interest expense and lower foreign exchange differences on the revaluation of monetary items, partially offset by the income on settlement of interest rate swap agreement. We expect interest expense to decrease in 2026 primarily due to lower debt levels following the repayments made during 2025. Refer to Note 13, Interest and Other Income (Expense), net for more details on our interest and other income (expense), net.

Income Tax Provision

The effective tax rates for years ended 2025 and 2024, were 133.2% and 44.2%, respectively. The increase in our effective tax rate was primarily due to a change in jurisdictional mix, net favorable discrete adjustments related to the tax impact of the impairment of goodwill, return on provision adjustments, and tax reserves.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. Our income tax provision reflects enacted legislation as of December 31, 2025, and guidance related to the model rules. Subsequent to our year end, and not included in our provision, is the impact of the OECD announcement on January 5, 2026, that a side-by-side agreement was reached with member countries creating safe harbors to exempt U.S. multi-nationals from certain of the taxes under the Pillar Two regime by recognizing the U.S. tax system as a compatible domestic minimum tax regime. The Company’s income tax provision for the year ended December 31, 2025, reflected enacted legislation and guidance related to the model rules. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar Two.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs, and other liquidity needs for at least the next twelve months and the foreseeable future under the currently anticipated business conditions and macroeconomic environment. As of December 31, 2025, we had $298.8 million in cash and cash equivalents, of which $90.6 million was held in our foreign subsidiaries. The Company has access to the vast majority of its cash and cash equivalent balances held outside of the United States without incurring significant additional tax costs and therefore considers them available for use globally. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Our future cash requirements could be affected by acquisitions that we may complete, or the payment of common and preferred dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common and preferred stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

We aggregate all bank accounts that are subject to our notional cash pooling arrangement into a single balance on our consolidated balance sheets. Our notional cash pooling arrangement is managed by a third-party financial institution and as of December 31, 2025, it was in a positive position.

The following table presents our cash flows from operating activities, investing activities, and financing activities for the periods presented (in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$134.1	$251.3
Net cash used in investing activities	(196.5)	(1,757.3)
Net cash provided by financing activities	135.1	1,229.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43.7	(28.7)
Net change in cash, cash equivalents and restricted cash	$116.4	$(304.9)

Net cash provided by operating activities during the year ended December 31, 2025, resulted primarily from consolidated net income adjusted for non-cash items of $278.9 million, partially offset by a change in operating assets and liabilities, net of acquisitions of $144.8 million. Net cash provided by operating activities during the year ended December 31, 2024, resulted from consolidated net income adjusted for non-cash items of $329.5 million, partially offset by a change in operating assets and liabilities, net of acquisitions of $78.2 million.

The decrease in consolidated net income adjusted for non-cash items was primarily driven by lower income as a result of unfavorable revenue mix combined with negative impact of new U.S. trade tariffs and foreign exchange headwinds from a declining U.S. Dollar, and timing of income taxes payable partially offset by the non-cash impairment charges related to goodwill and intangible assets primarily in our BSI BioSpin and BSI NANO segments. The change in operating assets and liabilities, net of acquisitions increased primarily due to decreased accrued compensation costs as a result of cost-saving initiatives and timing of income taxes payable, partially offset by an increase in working capital including higher receivables and inventory levels.

Net cash used in investing activities during the year ended December 31, 2025, resulted primarily from business and asset acquisitions of $103.3 million, purchases of property, plant and equipment of $90.8 million, and cash paid for minority investments of $7.2 million. Net cash used in investing activities during the year ended December 31, 2024, resulted primarily from acquisitions of $1,599.6 million, purchases of property, plant and equipment of $115.3 million, and cash paid for minority investments of $48.3 million. Net cash used in investing activities during the year ended December 31, 2025, decreased compared to the prior year primarily due to fewer business and asset acquisitions and lower overall minority investments. Due to the significant investments in 2024 and years prior, we are currently focused on integrating the businesses and assets acquired. We have also managed our level of property plant and equipment investment during the year ended December 31, 2025, and we expect capital expenditures in 2026 to be consistent with the level of investing in 2025.

Net cash provided by financing activities during the year ended December 31, 2025, was primarily from net proceeds from the issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs of $669.7 million, offset by net repayment of our revolving line of credit of $28.3 million, repayments of long-term debt of $466.5 million (refer to Note 20, Debt), the payment of dividends to common and preferred shareholders of $32.9 million and cash paid for purchases of common stock under our repurchase program of $10.0 million. Net cash used in financing activities during the year ended December 31, 2024, was primarily from proceeds from long-term debt of $973.7 million, proceeds from our public offering of common stock of $403.0 million, and net proceeds from our revolving line of credit of $37.6 million, primarily offset by the repayment of our 2012 Note purchase agreement of $100.0 million and the payment of dividends to common shareholders of $30.2 million. During the year ended December 31, 2025, we raised proceeds via the issuance of equity via the issuance of the Series A Mandatory Convertible Preferred Stock to pay down some of our outstanding debt obligations, whereas during the year ended December 31, 2024, we raised proceeds via the issuance of equity via our public offering and entered into new debt obligations for strategic acquisitions. As a result of the Series A Mandatory Convertible Preferred Stock issuance, we also have certain obligations with respect to discretionary dividends to our preferred shareholders in addition to the discretionary dividends historically paid to our for our common shareholders.

Issuance of Series A Mandatory Convertible Preferred Stock

On September 8, 2025, we issued 2,760,000 shares, or $690 million aggregate liquidation preference, of our 6.375% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share, (including 360,000 shares, or $90.0 million aggregate liquidation preference, of Series A Mandatory Convertible Preferred Stock issued upon exercise by the underwriters of over-allotment option in full) pursuant to a previously announced underwritten public offering. Dividends on the Series A Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375% on the liquidation preference of $250 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of our common stock or, subject to certain limitations, in a combination of cash and shares of our common stock, at our election, on March 1, June 1, September 1 and December 1 of each year, which commenced on December 1, 2025, and ending on, and including, September 1, 2028. We used the proceeds from the Series A Mandatory Convertible Preferred Stock to repay in full the outstanding balance in our 2019 term loan of $255.8 million and the outstanding balance in our 2024 Revolving Credit Agreement of $300 million, as well as repaid $37.6 million of the outstanding balance of the 2024 term loan due in 2027. Refer to Note 26, Shareholder's Equity, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information on our mandatory convertible preferred stock.

Debt and Credit Facilities

After consideration of the debt repayments made with the proceeds from the Series A Mandatory Convertible Preferred Stock described above, along with $141.5 million paydown of the 2024 term loan due in 2027 during the fourth quarter of 2025, we have a total outstanding debt of $1.9 billion as of December 31, 2025, and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use, of which $899.3 million is available. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400 million. As of December 31, 2025, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of December 31, 2025, refer to Note 20, Debt and Note 21, Fair Value of Financial Instruments to our consolidated financial statements included in this report.

Share Repurchase Program

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of our common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements, and other considerations. During the year ended December 31, 2025, we purchased a total of 200,731 shares at an aggregate cost of $10.0 million under the 2023 Repurchase Program. The 2023 Repurchase Program expired in May 2025 and has not been renewed.

Incentive Compensation Plan

In May 2025, the Bruker Corporation 2026 Incentive Compensation Plan (the “2026 Plan”) was approved by our common shareholders. The 2026 Plan was effective as of February 19, 2026 (“the Effective Date”), which was the date immediately following the date on which the Bruker Corporation 2016 Incentive Compensation Plan (the “Prior Plan”) expires. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of our common stock. The 2026 Plan will be administered by the Compensation Committee of the Board or another Committee appointed by the Board (the “Committee”), and provides for grants of awards to non-employee directors, employees, and certain of our key advisors in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

Income Taxes

At December 31, 2025 and in accordance with the U.S. tax laws we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (“E&P”) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. If the E&P is ultimately distributed to the United States in the form of dividends or otherwise, we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2025. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $143.36 million at December 31, 2025.

As of December 31, 2025, we had approximately $605.3 million of U.S. federal net operating loss carryforwards, of which $35.2 million begin to expire at various dates beginning in 2033 and the remainder $570.1 million will be carried forward indefinitely. The Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, limits a taxpayer’s ability to utilize Net Operating Losses (“NOL”) deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. We have approximately $214.6 million of state net operating loss carryforwards available to reduce state taxable income that are expected to expire at various times beginning in 2026 to the extent that they cannot be utilized. We also have approximately $145.4 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, we have $168.9 million of other foreign net operating losses that are expected to expire at various times in the future.

On December 15, 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the OECD Pillar Two Framework. A number of countries in which we operate have adopted legislation subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. Our income tax provision reflects enacted legislation as of December 31, 2025, and guidance related to the model rules. Subsequent to our year end, and not included in our provision, is the impact of the OECD announcement on January 5, 2026, that a side-by-side agreement was reached with member countries creating safe harbors to exempt U.S. multi-nationals from certain of the taxes under the Pillar Two regime by recognizing the U.S. tax system as a compatible domestic minimum tax regime. Our income tax provision for the year ended December 31, 2025, reflects enacted legislation and guidance related to the model rules. We continue to monitor the countries in which we operate as they enact legislation implementing Pillar Two. Refer to Note 14, Income Taxes for additional details of our loss carryforwards.

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

Impairment

Goodwill and indefinite-lived intangible assets arising from our acquisitions, are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. We typically identify other amortizing intangible assets as part of the acquisition accounting, and the amount and amortization period are determined at the time of the acquisition. In assessing the recoverability of goodwill and other indefinite-lived or amortizing intangible assets, we must make assumptions regarding the estimated future cash flows, including forecasted revenue growth and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions adversely change after the acquisition date, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. Refer to Note 6, Goodwill and Intangible Assets, for more information on goodwill and indefinite-lived intangible assets impairment assessment and charges for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recently issued accounting pronouncements may be found in Note 3, Recent Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risks associated with changes in foreign currency translation rates, interest rates and commodity prices. See also Note 22, Derivative Instruments and Hedging Activities for more information on these risks. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign currency translation and interest rate risk include market valuations and sensitivity analysis.

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

For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S. Dollar strengthened against the Japanese Yen, our Japanese-based competitors would have a greater pricing advantage over us.

Our revenue by geography was as follows for the periods presented (dollars in millions):

	Year Ended December 31,
	2025		2024
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$891.3	25.9%	$938.5	27.9%
Germany	297.0	8.6%	310.7	9.2%
Europe excluding Germany	950.2	27.7%	873.0	25.9%
China	475.8	13.8%	471.2	14.0%
Asia Pacific excluding China	552.6	16.1%	518.5	15.4%
Other	269.6	7.9%	254.5	7.6%
Total revenue	$3,436.5	100.0%	$3,366.4	100.0%

Changes in foreign currency exchange rates increased our revenue by approximately 2.3% during the year ended December 31, 2025, and decreased our revenue by approximately 0.4% during the year ended December 31, 2024.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. We recorded a net gain of $115.1 million and a net loss of $79.6 million, during the years ended December 31, 2025, and 2024, respectively, from currency translation adjustments. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at December 31, 2025, would have resulted in a reduction of shareholders’ equity of approximately $207.1 million.

As of December 31, 2025, we have several cross-currency swap agreements with a notional value of $124.1 million of U.S. Dollar to Swiss Franc and a notional value of $124.1 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Under the U.S. GAAP hedge accounting guidance, changes in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in comprehensive income (loss) and remain in accumulated comprehensive income (loss) in shareholders’ equity until the sale or substantial liquidation of the foreign operation. The before tax gains and losses related to hedges of net asset investments in international operations that were recorded within the cumulative translation adjustment section of other comprehensive income were a loss of $251.5 million for the year ended December 31, 2025, gain of $89.1 million for the year ended December 31, 2024, and loss of $100.9 million for the year ended December 31, 2023. The difference between the interest rate received and paid under the cross-currency swap derivative agreement is recorded in interest income in the statements of operations.

Gains and losses resulting from foreign currency transactions are reported in Interest and other income (expense), net in the consolidated statements of operations and comprehensive income. Our foreign currency transaction gains, net were $11.6 million and $23.7 million for years ended December 31, 2025, and 2024, respectively.

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

Interest Rate Risk

From time to time, we may invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in money market funds and short-term financial instruments issued by highly rated financial institutions.

Our exposure to interest rate risk related primarily to outstanding variable rate debt under the U.S. Dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure was managed as part of an interest rate swap which involved us paying fixed, receiving floating. The interest rate swap agreement was terminated during the third quarter of 2025 following the repayment of the 2019 Term Loan.

Commodity Price Risk

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2025, and 2024, the fair value of the fixed price commodity contracts was de minimis. As commodity contracts settle, gains (losses) as a result of changes in fair values are adjusted to the contracts with the customers through revenues. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of redeemable noncontrolling interests and shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Biocrates Life Sciences GmbH, Ridom GmbH, RECIPE Chemicals + Instruments GmbH, and Molzym GmbH & Co. KG from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Biocrates Life Sciences GmbH, Ridom GmbH, RECIPE Chemicals + Instruments GmbH, and Molzym GmbH & Co. KG from our audit of internal control over financial reporting. The total assets and total revenues of these acquired entities excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition – System Sales

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from systems sales upon transfer of control in an amount that reflects the consideration it expects to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, management is required to assess when the Company can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. The Company’s consolidated product revenue for the year ended December 31, 2025 was $2,766.4 million, of which a significant portion relates to system sales.

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

Interim Goodwill Impairment Test – Bruker Spatial Biology and Automation Reporting Units

As described in Notes 2 and 6 to the consolidated financial statements, as of December 31, 2025, the goodwill associated with the Bruker Scientific Instruments (BSI) NANO segment was $525.8 million, of which a portion relates to the Bruker Spatial Biology (BSB) reporting unit and the goodwill associated with the BSI BioSpin segment was $202.7 million, of which a portion relates to the Automation (AUT) reporting unit. Management tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level.

During the third quarter of 2025, and as of September 30, 2025, management concluded that it was more likely than not that the fair value of four of the Company’s reporting units was less than their carrying amount. As a result, management performed a quantitative impairment test for those reporting units. The results of the valuation indicated that the carrying amount of the BSB and AUT reporting units exceeded their fair value. As a result, during the third quarter of 2025, the Company recorded a goodwill impairment charge of $96.5 million. In determining the fair value of the reporting units, management used a weighted combination of the market approach and the income approach. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. Estimating the fair value of the reporting units requires significant judgment by management. The significant assumptions in the discounted cash flow models included, but were not limited to, discount rates, revenue growth rates and earnings before interest, taxes and depreciation and amortization (EBITDA) margin targets. The significant assumptions in the market approach included, but were not limited to, revenue growth rates and revenue multiples based on the guideline public company method.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment test of the BSB and AUT reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the BSB and AUT reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating (a) management’s significant assumptions related to discount rates, revenue growth rates, and EBITDA margin targets used in the income approach and revenue growth rates and revenue multiples used in the market approach and (b) the reasonableness of the weighted combination of the approaches; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of the BSB and AUT reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the BSB and AUT reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management, including the reasonableness of the weighted combination of the approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount rates, revenue growth rates, and EBITDA margin targets used in the income approach and the revenue growth rates and revenue multiples used in the market approach. Evaluating management’s assumptions related to revenue growth rates and EBITDA margin targets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the BSB and AUT reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, including the reasonableness of the weighted combination of the approaches and (ii) the reasonableness of the discount rate and revenue multiple assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2026

We have served as the Company’s auditor since 2016.

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$298.8	$183.4
Accounts receivable, net	544.9	565.5
Inventories	1,094.6	1,067.8
Other current assets	274.2	236.5
Total current assets	2,212.5	2,053.2

Property, plant and equipment, net	744.8	669.3
Goodwill	1,547.7	1,507.3
Intangible assets, net	899.6	912.5
Operating lease assets	165.8	145.5
Deferred tax assets, net	421.7	286.2
Other long-term assets	249.3	232.7
Total assets	$6,241.4	$5,806.7
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$16.6	$32.5
Accounts payable	215.9	234.1
Current portion of deferred revenue and customer advances	441.3	438.2
Other current liabilities	605.4	576.5
Total current liabilities	1,279.2	1,281.3

Long-term debt	1,852.5	2,061.8
Long-term deferred revenue and customer advances	109.1	100.0
Deferred tax liabilities	112.5	118.5
Operating lease liabilities	138.6	118.9
Other long-term liabilities	239.2	311.0
Total liabilities	$3,731.1	$3,991.5

Commitments and contingencies (note 25)
Redeemable noncontrolling interests	36.8	18.1
Shareholders’ equity:
Preferred stock, par value $0.01; Authorized - 5,000,000 shares
Series A 6.375% Mandatory Convertible; $250 per share liquidation preference of $693.8 million in the aggregate; Issued and outstanding - 2,760,000 shares (2024: nil)	—	—
Common stock, par value $0.01; Authorized - 260,000,000 shares
Issued - 183,047,629 shares (2024: 182,456,831); Outstanding - 152,143,041 shares (2024: 151,677,952)	1.8	1.8
Treasury stock, at cost
Purchased - 30,904,588 shares (2024: 30,778,879)	(1,242.2)	(1,237.2)
Additional paid-in capital	1,414.6	713.4
Retained earnings	2,361.8	2,406.7
Accumulated other comprehensive loss, net of tax	(79.5)	(103.5)
Total shareholders’ equity attributable to Bruker Corporation	2,456.5	1,781.2
Noncontrolling interests in consolidated subsidiaries	17.0	15.9
Total shareholders’ equity	2,473.5	1,797.1
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,241.4	$5,806.7

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Product revenue	$2,766.4	$2,759.2	$2,457.6
Service and other revenue	670.1	607.2	506.9
Total revenue	3,436.5	3,366.4	2,964.5
Cost of product revenue	1,486.5	1,364.5	1,165.2
Cost of service and other revenue	372.3	352.4	286.0
Total cost of revenue	1,858.8	1,716.9	1,451.2
Gross profit	1,577.7	1,649.5	1,513.3
Operating expenses:
Selling, general and administrative	946.5	893.8	729.4
Research and development	395.2	376.5	294.8
Goodwill impairment charge	96.5	—	—
Other charges, net	71.3	126.1	52.2
Total operating expenses	1,509.5	1,396.4	1,076.4
Operating income	68.2	253.1	436.9
Bargain purchase gain and associated measurement period adjustments	—	(8.0)	144.1
Interest and other expense, net	(46.2)	(38.2)	(36.8)
Income before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	22.0	206.9	544.2
Income tax provision	29.3	91.4	117.7
Equity in (losses) income of unconsolidated investees, net of tax	(1.0)	(1.7)	2.0
Consolidated net (loss) income	(8.3)	113.8	428.5
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.3	0.7	1.3
Net (loss) income attributable to Bruker Corporation	(8.6)	113.1	427.2
Dividends on Series A Mandatory Convertible Preferred Stock	13.9	—	—
Net (loss) income attributable to Bruker Corporation common shareholders	$(22.5)	$113.1	$427.2
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.15)	$0.76	$2.92
Diluted	$(0.15)	$0.76	$2.90
Weighted average common shares outstanding:
Basic	151.8	149.0	146.4
Diluted	151.8	149.5	147.2

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Consolidated net (loss) income	$(8.3)	$113.8	$428.5

Other comprehensive income (loss):

Foreign currency translation:
Foreign currency translation gain (loss) before income taxes	230.0	(160.0)	96.5
Income tax expense (benefit) on foreign currency translation adjustments	15.3	(1.1)	3.2
Foreign currency translation gain (loss) after income taxes	214.7	(158.9)	93.3

Designated hedging instruments:
(Loss) gain on designated hedging instruments before income taxes	(251.5)	89.2	(100.9)
Income tax (benefit) expense related to designated hedging instruments	(59.9)	21.0	(23.8)
(Loss) gain on designated hedging instruments after income taxes	(191.6)	68.2	(77.1)

Pension and other post-retirement plans:
Pension and other post-retirement benefit liability adjustments gain (loss) arising during the period	8.6	(25.4)	(28.3)
Amortization of actuarial loss and prior service credits included in net periodic pension cost	(1.5)	(0.5)	(0.7)
Total pension and other post-retirement benefit liability adjustments gain (loss) before income taxes	7.1	(25.9)	(29.0)
Income tax benefit expense (benefit) related to total pension and other post-retirement benefit liability adjustments	1.4	(5.0)	(5.1)
Total pension and other post-retirement benefit liability adjustments gain (loss) after income taxes	5.7	(20.9)	(23.9)

Total other comprehensive income (loss)	28.8	(111.6)	(7.7)
Total Comprehensive income	20.5	2.2	420.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.5	(0.7)	2.5
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	2.6	(0.7)	(0.1)
Total Comprehensive income attributable to Bruker Corporation	$15.4	$3.6	$418.4

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2022	$6.1	—	—	147,023,144	$1.7	28,366,442	$(1,085.0)	$256.3	$1,926.0	$14.8	$1,113.8	$11.9	$1,125.7
Stock options exercised	—	—	—	285,030	—	—	—	9.7	—	—	9.7	—	9.7
Restricted stock units vested	—	—	—	215,959	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Stock-based compensation	0.1	—	—	—	—	—	—	17.6	—	—	17.6	—	17.6
Shares repurchased	—	—	—	(2,412,437)		2,412,437	(152.2)	(1.2)	—	—	(153.4)	—	(153.4)
Employee stock purchase plan	—	—	—	53,130	—	—	—	3.9	—	—	3.9	—	3.9
Dividends to common shareholders	—	—	—	—	—	—	—	—	(29.4)	—	(29.4)	—	(29.4)
Proceeds from the sale of non-controlling interests, net of loan receivable of $0.3	—	—	—	—	—	—	—	—	—	—	—	5.0	5.0
Other shareholders of majority owned acquisitions	12.6	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Consolidated net income (loss)	(0.7)	—	—	—	—	—	—	—	427.2	—	427.2	2.0	429.2
Other comprehensive income (loss)	0.6	—	—	—	—	—	—	—	—	(8.8)	(8.8)	0.5	(8.3)
Balance at December 31, 2023	$18.7	—	—	145,164,826.0	$1.7	30,778,879.0	$(1,237.2)	$282.9	$2,323.8	$6.0	$1,377.2	$17.4	$1,394.6
Stock options exercised	—	—	—	208,700	—	—	—	4.6	—	—	4.6	—	4.6
Restricted stock units vested	—	—	—	217,576	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Stock-based compensation	0.1	—	—	—	—	—	—	20.3	—	—	20.3	—	20.3
Employee stock purchase plan	—	—	—	86,850	—	—	—	6.0	—	—	6.0	—	6.0
Public Offering, net of issuance costs of $0.8 million	—	—	—	6,000,000	0.1	—	—	402.9	—	—	403.0	—	403.0
Dividends to common shareholders	—	—	—	—	—	—	—	—	(30.2)	—	(30.2)	—	(30.2)
Loans to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Consolidated net income (loss)	0.3	—	—	—	—	—	—	—	113.1	—	113.1	0.4	113.5
Other comprehensive income (loss)	(1.0)	—	—	—	—	—	—	—	—	(109.5)	(109.5)	(1.1)	(110.6)
Balance at December 31, 2024	$18.1	—	—	151,677,952	$1.8	30,778,879.0	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	—	—	154,140	—	—	—	3.2	—	—	3.2	—	3.2
Restricted stock units vested	—	—	—	242,058	—	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Stock-based compensation	—	—	—	—	—	—	—	21.9	—	—	21.9	—	21.9
Employee stock purchase plan	—	—	—	194,600	—	—	—	8.3	—	—	8.3	—	8.3
Shares repurchased	—	—	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Issuance of treasury stock in acquisition	—	—	—	75,022	—	(75,022)	5.0	—	(1.9)	—	3.1	—	3.1
Issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs of $20.3 million	—	2,760,000	—	—	—	—	—	669.7	—	—	669.7	—	669.7
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(13.9)	—	(13.9)	—	(13.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(30.5)	—	(30.5)	—	(30.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3.7)	(3.7)
Consolidated net (loss) income	(0.3)	—	—	—	—	—	—	—	(8.6)	—	(8.6)	0.6	(8.0)
Certain other acquisitions	16.1	—	—	—	—	—	—	—	10.0	—	10.0	2.3	12.3
Other comprehensive income	2.9	—	—	—	—	—	—	—	—	24.0	24.0	1.9	25.9
Balance at December 31, 2025	$36.8	2,760,000	—	152,143,041	$1.8	30,904,588.0	$(1,242.2)	$1,414.6	$2,361.8	$(79.5)	$2,456.5	$17.0	$2,473.5

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net (loss) income	$(8.3)	$113.8	$428.5
Adjustments to reconcile consolidated net (loss) income to cash flows from operating activities:
Depreciation and amortization	220.3	183.8	114.9
Stock-based compensation expense	20.2	25.3	30.9
Deferred income taxes	(104.5)	(63.8)	(24.4)
Bargain purchase gain on acquisition and associated measurement period adjustments	—	8.0	(144.1)
Impairment of goodwill, intangible assets, other long-lived assets, and certain minority investments	152.3	28.5	22.2
Write down of inventories	76.0	60.2	19.4
Acquisition-related hybrid liability adjustments	(49.0)	20.3	(6.9)
Foreign currency transaction (gain) loss, net	(56.0)	(28.1)	18.5
Other non-cash expenses, net	27.9	22.1	(21.1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	54.2	(40.6)	(0.9)
Inventories	12.1	(69.8)	(125.0)
Accounts payable	(37.5)	20.8	1.2
Accrued compensation	(26.7)	15.4	21.9
Income taxes payable, net	(94.0)	(15.3)	43.7
Deferred revenue and customer advances	(22.9)	(52.8)	(0.6)
Other changes in operating assets and liabilities, net	(30.0)	23.5	(28.1)
Net cash provided by operating activities	134.1	251.3	350.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(90.8)	(115.3)	(106.9)
Cash paid for minority investments	(7.2)	(48.3)	(24.8)
Cash paid for business combinations, net of cash acquired	(73.9)	(1,599.6)	(226.6)
Cash paid for in-process research and development and related assets	(29.4)	—	—
Other investing activities, net	4.8	5.9	32.3
Net cash used in investing activities	(196.5)	(1,757.3)	(326.0)
Cash flows from financing activities:
Repayments of revolving lines of credit	(778.8)	(1,212.7)	—
Proceeds from revolving lines of credit	750.5	1,250.3	—
Repayment of long-term debt	(466.5)	(135.4)	(23.5)
Proceeds from long-term debt	3.5	973.7	2.0
Proceeds from issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	669.7	—	—
Proceeds from issuance of common stock, net	7.9	409.0	9.5
Payment of dividends to Series A Mandatory Convertible Preferred Shareholders	(10.1)	—	—
Payment of dividends to common shareholders	(22.8)	(30.2)	(29.4)
Repurchase of common stock	(10.0)	—	(152.3)
Other financing activities, net	(8.3)	(24.9)	0.3
Net cash provided by (used in) financing activities	135.1	1,229.8	(193.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43.7	(28.7)	12.2
Net change in cash, cash equivalents and restricted cash	116.4	(304.9)	(157.1)
Cash, cash equivalents and restricted cash at beginning of year	186.7	491.6	648.7
Cash, cash equivalents and restricted cash at end of year	$303.1	$186.7	$491.6
Supplemental cash flow information:
Cash paid for interest	$71.0	$54.6	$33.7
Cash paid for taxes	$222.5	$153.9	$96.6
Restricted cash period beginning balance	$3.3	$3.3	$3.2
Restricted cash period ending balance	$4.3	$3.3	$3.3

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

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority and wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders’ proportionate share of the Company’s majority-owned subsidiaries. The portion of net income or net loss attributable to non-controlling interests is presented as net income attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of operations and comprehensive income, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders’ equity.

Redeemable Noncontrolling Interests

The Company has agreements with noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. These rights can be accelerated in certain events. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interests are measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value or its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Any adjustments to the carrying value of the redeemable noncontrolling interest are recorded through earnings.

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

The fair value of identifiable intangible assets acquired is based on valuations that use information and assumptions determined by management which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company estimates the fair value of identifiable intangible assets using the income approach through a discounted cash flow analysis. The discounted cash flow analysis is based on the forecasts used by the Company to price the acquisition. The discount rates applied are benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital, reflecting a market discount rate. Using a residual method, any excess between the consideration transferred and the fair value of net assets acquired is recorded as goodwill. The Company believes any positive goodwill represents the future economic benefits of the acquisition that are not individually identifiable, such as synergies between the acquired assets and the Company’s existing businesses.

The amortization period for the intangible assets acquired is calculated based on the estimated recovery of future cash flows.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the asset or group of assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date.

On November 14, 2025, the Company acquired 100% of the outstanding equity in AST Revolution, LLC (“AST”), an invitro diagnostics company focused on developing next-generation rapid antimicrobial susceptibility solutions, for approximately $29.4 million. The Company accounted for this transaction as an asset acquisition as the business did not have employees or revenue. The purchase consideration was allocated to the assets acquired on a relative fair value basis. The assets acquired consisted primarily of in-process research and development (“IPR&D”) relating to the WAVE system and associated intellectual property portfolio. The Company recognized $13.5 million of expense for the acquired IPR&D in other charges, net in the consolidated statements of operations, and also recognized a deferred tax asset of $13.0 million in connection with this asset acquisition.

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

Multi-Currency Notional Cash Pooling

The Company has a master netting arrangement with a third-party financial institution whereby certain subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of the master netting arrangement, the participating subsidiaries combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. The Company had a net positive cash balance related to this pooling arrangement at December 31, 2025, and 2024, respectively, and the amounts were included in cash, and cash equivalents in the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable have been reduced by an allowance for credit losses. The allowance for credit losses represents the Company’s best estimate of the amount of probable credit losses in our accounts receivable. The Company’s allowance for credit losses was immaterial to the Company. This allowance is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. Provisions for credit losses are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company’s customers.

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
•
Interest rate and cross currency swap agreements - Valued using market observable inputs, such as interest rate yield curves and classified as Level 2. The Company’s interest rate swap agreement was settled during the third quarter of 2025 following repayment of the 2019 Term Loan;
•
Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes and certain option pricing models and classified as Level 3. Contingent consideration recorded within other current and other long-term liabilities represents the estimated fair value of future payments to the former shareholders as part of certain acquisitions. The contingent consideration is primarily based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent consideration on the acquisition date by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with the cost of debt over an appropriate term. Changes in fair value subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other charges, net, in the consolidated statements of operations;
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
•
Long-term fixed interest rate debt – Valued based on market and observable sources with similar maturity dates and classified as Level 2 within the fair value hierarchy. The Company repaid the 2019 Term Loan, its long-term fixed interest rate debt, during the third quarter of 2025. The remaining long-term debt has variable interest rates and the carrying value approximates fair value accordingly.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and restricted cash is generally minimized by the Company’s policy of investing in short-term financial instruments issued by financial institutions. The risk with respect to derivative instruments is minimized by the Company’s policy of entering into arrangements with highly rated financial institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires an advanced deposit for a portion of the purchase price. As of December 31, 2025, and 2024, no single customer represented 10% or more of the Company’s total revenue or 10% or more of the Company’s accounts receivable.

Inventories

Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company’s demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. All inventories are stated at the lower of cost and net realizable value. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. Costs associated with the procurement of inventories, such as inbound freight charges, purchasing and receiving costs, and tariff costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of operations and comprehensive income. Inventory costs are reported in cost of revenue in the statements of operations in the period the products are sold to an external party.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful lives are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

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

The Company tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determines the fair value of reporting units using a weighting of both the market and the income approach. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. Estimating the fair value of the reporting units requires significant judgment by management. The Company develops the significant assumptions in the discounted cash flow models by considering current market conditions and future expectations which may include new product and service developments, impact of competition, and future economic conditions. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. During the year ended December 31, 2025, the Company recorded goodwill impairment losses for certain reporting units as disclosed in Note 6, Goodwill and Intangible Assets. The Company recorded no goodwill impairment for the years ended December 31, 2024, and 2023.

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

Based on the results of these analyses, the Company recorded impairment losses for certain intangible assets for the years ended December 31, 2025, and 2024 as disclosed in Note 6, Goodwill and Intangible Assets. The Company did not record any impairment losses on intangible assets for the year ended December 31, 2023.

Restructuring

Restructuring plans generally include significant actions involving employee-related severance charges, contract termination costs, and impairments and disposals of assets associated with such plans. The Company has a history of providing benefits for employees in the case of involuntary termination. We record employee termination costs in accordance with Accounting Standards Codification (“ASC”) Topic 712, Compensation - Non-retirement and Post-employment Benefits, if we pay the benefits as part of an ongoing benefit arrangement, which includes benefits provided as part of our established severance policies or that we provide in accordance with international statutory requirements. Employee-related severance charges are reflected in the statements of operations in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated restructuring plan. Asset-related and other charges include impairment of right-of-use assets, leasehold improvements, other asset write-downs associated with combining operations, disposal of assets, inventory write-downs, and other exit costs. Inventory write-downs may arise from facilities consolidation, strategic product portfolio decisions, or other instances that are specifically triggered by broader restructuring actions. Other costs also include restructuring-related charges, which are incremental costs incurred directly supporting business transformation initiatives tied to the restructuring plan. Refer to Note 12, Restructuring for additional information regarding the Company’s restructuring plans.

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

The Company also offers its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue and recognized ratably into income over the life of the extended warranty contract or service agreement.

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

Revenues from instrument rental and reagent agreements provide customers with the right to use the Company’s instruments upon entering into multi-year agreements to purchase annual minimum amounts of reagents. These types of agreements include an embedded lease relating to the customer’s right to use the Company’s instruments over the period of the agreement. The agreement transaction price is allocated between the instrument and the reagents based on their relative standalone selling prices. When collectability of payments due is probable, reagent rental programs that effectively transfer control of instruments to customers are classified as sales-type leases and instrument revenue and cost of revenue are recognized upon the transfer of control to the customer which is often in advance of billings to the customer. The Company’s right to future consideration from reagent purchases under the agreement is allocated to instrument revenue and is recorded as a lease receivable within other current and long-term assets. Agreements that do not meet the criteria to be classified as a sales-type lease are classified as operating leases. Lease revenue is presented in product revenue in the consolidated statements of operations and amounted to less than 1% of total product revenue in each of the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative costs in the consolidated statements of operations. Amounts billed to customers in connection with these costs are included in total revenues. When control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.

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

Other revenues are primarily comprised of licensing arrangements recognized either when the licenses are provided or ratably over the contract term depending on the nature of the arrangement and freight revenue earned from the transportation of goods by air, land, or sea during the period. Other revenue is presented in service and other revenue in the consolidated statements of operations and amounted to less than 1% of total revenue in each of the years ended December 31, 2025, 2024 and 2023 respectively.

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

Contract liabilities consist of customer advances, deferred revenue and billings in excess of revenue from contracts recognized on a cost-to-cost or cost-plus fixed fee basis. Contract liabilities are classified as current or long-term based on the timing of when the Company expects to recognize revenue. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

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

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating. The remaining lease term ranges from 2026 to 2043, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, future rent increases tied to an index or rate, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.

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

Capitalized Software

Purchased software licenses are capitalized at cost and are amortized over the estimated useful life, which is generally three years. Software developed for use in the Company’s products is expensed as incurred to research and development expense until technological feasibility is achieved. Subsequent to the achievement of technological feasibility, amounts are capitalizable. Capitalized software costs, which primarily related to the Company’s multi-year Enterprise Resource Planning (“ERP”) transformation initiatives, were $11.4 million, $9.8 million and $1.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $27.6 million, $27.8 million and $23.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in the consolidated statements of operations and comprehensive income based on the fair value of the share-based award at the grant date. The Company’s primary type of share-based compensation is restricted stock units. The Company also offers its employees the option to participate in its Employee Stock Purchase Plan as well as periodically awards stock options to its executive officers.

Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Restricted stock units are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. Stock-based compensation for restricted stock units is expensed ratably over the vesting period based on the fair value, which is determined based on the stock price as of the grant date of the restricted stock units. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. The stock-based compensation expense related to the Employee Stock Purchase Plan and stock options is not material to the Company.

Series A Mandatory Convertible Preferred Stock

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

Earnings (Loss) Per Share

Net income (loss) per common share attributable to Bruker Corporation common shareholders is calculated by dividing net income (loss) attributable to Bruker Corporation common shareholders, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to Bruker Corporation common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to outstanding stock options, restricted stock units, and employee stock purchase plan. Potentially dilutive common shares from the Series A Mandatory Convertible Preferred Stock are determined by applying the if-converted method on the outstanding Series A Mandatory Convertible Preferred Stock and separately for the Series A Mandatory Convertible Preferred Stock dividends. Under the if-converted method, the Series A Mandatory Convertible Preferred Stock dividends are added back to net income (loss) attributable to Bruker Corporation common shareholders and the Series A Mandatory Convertible Preferred Stock is assumed to have been converted at the beginning of the period, determined using the average common stock price for the period, with the resulting common shares included in the weighted average number of common shares outstanding, if the effect is dilutive. There was no redemption value adjustment of the redeemable noncontrolling interest for the years ended December 31, 2025, 2024, and 2023.

Post-retirement Benefit Plans

The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The Company recognizes the over-funded or under-funded status of defined benefit pension and other post-retirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income. The Company determines the actuarial present value of the vested benefits to which the employees are entitled assuming employees’ expected date of separation of retirement is December 31st of the current year. The Company records pension service cost within cost of sales, selling, general and administrative, and research and development expenses according to the designated department of the pension eligible employees, while non-service-related pension costs are recorded within interest and other income (expense), net in the consolidated statements of operations. For the defined benefit pension plans, the Company uses a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service of active participants who are expected to receive benefits under the plans.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the U.S. Dollar, are translated into U.S. Dollars using the current exchange rate as of the consolidated balance sheet date and shareholders’ equity is translated using historical rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. Gains and losses resulting from translation of foreign currency monetary transactions are reported in interest and other income (expense), net in the consolidated statements of operations and comprehensive income for all periods presented. The Company has certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders’ equity.

Equity-method investments

The Company accounts for investments in common stock under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within “Other long-term assets” in the consolidated balance sheets. The Company’s proportional share of the earnings or losses as reported by equity-method investees are classified as Equity in (losses) income of unconsolidated investees, net of tax in the consolidated statements of operations and comprehensive income. The Company records investments, including incremental investments, of common shares in equity-method investees at cost adjusted for the Company’s proportional share of earnings or losses. In the event the Company no longer has the ability to exercise significant influence over an equity-method investee, the Company would discontinue accounting for the investment under the equity method. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment and records any impairment charge in earnings when the decline in value below the carrying amount of its equity method investment is determined to be other-than-temporary.

Minority investments

When the Company does not have control or the ability to exercise significant influence over an investee, it accounts for its minority investments in equity interests without a readily determinable fair value using the measurement alternative. The equity interest is initially recorded at cost. The carrying amount is subsequently remeasured to its fair value when observable price changes occur or it is impaired. Any adjustments to the carrying amount are recorded in earnings.

Any impairment charges related to minority investments are included in Interest and other income (expense), net in the consolidated statements of operations.

Risks and Uncertainties

The Company is subject to risks common to its industry including, but not limited to, global economic conditions, including inflation, the threat of recession, rapid technological change, government and academic funding levels, uncertain economic conditions in the United States and abroad and additional tariffs, geopolitical uncertainties, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components and other supply chain challenges, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates and interest rates. Historically, the Company has higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which the Company believes is influenced by its customers’ budgeting cycles.

The Company has experienced supply chain interruptions as a result of general global economic conditions, including economic instability, a tight labor market and other factors including natural events and disasters. Various factors, including increased demand for certain components and production delays, are contributing to shortages of certain components used in the Company’s products and increased difficulties in the Company’s ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead teams for components used in the Company's products, including limited source components, have resulted and may continue to cause disruptions to the Company’s production activities, which has had and may continue to have an adverse effect on the Company’s financial condition or result of operations. These factors have impacted and may continue to impact the timing of the Company’s revenue, and have also resulted, and may continue to result in a delay of revenue, and an increase in manufacturing costs, all of which have adversely impacted and may continue to adversely impact the Company’s operating results.

Additionally, world events, such as the conflict between Russia and Ukraine and related economic sanctions, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. As a result of the adverse economic impacts resulting from the conflict between Russia and Ukraine, such as increased prices for and a reduced supply of key metals used in our products, the Company has ceased its Russian operations. Sustained or worsening global economic conditions and increasing inflation and geopolitical tensions have increased the Company's cost of doing business, impacted the Company’s supply chain operations, caused some of the Company’s customers to reduce or delay spending, and further intensified pricing pressures. Combined with increased inflation, potential energy shortages in Europe where the Company has significant operations, and overall higher energy and transportation costs, these factors have affected and may continue to affect the Company’s financial condition and results of operations.

The preparation of the consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The full extent to which the global supply chain interruptions, higher energy costs and shortages, the global economy, including inflation and the threat of recession, and geopolitical instability will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee cost related amounts, will depend on future developments that are highly uncertain, including as a result of new developments concerning global supply chain and various global conflicts. The Company has made estimates of the impact of these disruptions within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

3. Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This new guidance refines the hedge accounting guidance in ASC 815 to better align financial reporting with the economic effects of an entity's risk management activities and to address implementation issues identified since prior hedge accounting. Specifically, the ASU provides improvements in the following five areas: (i) similar risk assessment of cash flow hedges, (ii) hedging forecasted interest payments on chose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign currency-denominated debt instruments as a hedging instrument and hedged item. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 – Intangibles, Goodwill, and other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new guidance modernizes the accounting for internal-use software by removing references to prescriptive project stages and introducing a new capitalization threshold based on management’s commitment to funding and the probability of project completion. Entities are also required to evaluate significant development uncertainty before capitalizing costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

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

4. Acquisitions

During the years ended December 31, 2025, and 2024, the Company completed various acquisitions that collectively complement the product offerings of the Company’s existing businesses.

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

2025 Acquisitions

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2025 acquisitions (in millions):

Acquisition (Segment)	Recipe (BSI CALID)	Other (Various)	Total
Consideration Transferred:
Cash paid	$58.8	$20.0	$78.8
Cash acquired	(5.2)	(1.4)	(6.6)
Fair value of redeemable noncontrolling interest	27.5	1.1	28.6
Working capital and other closing adjustments	6.5	2.2	8.7
Total consideration transferred, net of cash acquired	$87.6	$21.9	$109.5
Allocation of Consideration Transferred:
Accounts receivable	$2.3	$0.7	$3.0
Inventories	7.7	1.0	8.7
Other current assets	0.1	0.6	0.7
Property, plant and equipment	21.2	1.2	22.4
Other assets	4.9	0.9	5.8
Intangible assets:
Technology	14.4	10.3	24.7
Customer relationships	30.2	0.9	31.1
Trade name	1.6	0.9	2.5
Goodwill	34.3	12.6	46.9
Deferred taxes (net)	(17.0)	(0.7)	(17.7)
Liabilities assumed	(12.1)	(6.5)	(18.6)
Total consideration allocated	$87.6	$21.9	$109.5

The table below summarizes information on the Recipe Chemicals + Instruments GmbH (“Recipe”) acquisition:

Recipe
Acquisition date	April 14, 2025
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

Location	Munich, Germany
Percentage of voting equity interests acquired	69.64%
Business acquired	Outstanding share capital of Recipe and Recipe’s interest in their majority owned subsidiary, WoBau GmbH (“WoBau”).
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

In the acquisition above, customer relationships and technology were the most significant identifiable intangible assets acquired. The fair value of the assets is estimated using a multi-period excess earnings method for customer relationships and a relief from royalty method for technology.

The following table presents estimated useful life for the acquired intangible assets as determined by the Company:

Recipe
Intangible Asset — Technology	10 years
Intangible Asset — Customer relationships	15 years
Intangible Asset — Tradename	1 year

The amortization period for the intangible assets acquired for the Company’s other acquisitions is three to twelve years for the technology.

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

During the third quarter of 2025, the Company finalized its valuation of the assets acquired and liabilities assumed related to the Recipe acquisition within the measurement period, and no further material adjustments were made.

The Company recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements for certain other acquisitions that occurred in the fourth quarter of 2025. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates.

Results of operations for 2025 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through December 31, 2025, include revenues of $19.2 million and pre-tax losses totaling $2.4 million. Pre-tax losses include purchased intangible amortization related to the acquisitions as well as acquisition-related expenses, which are recorded within Other charges, net in the consolidated statements of operations. Acquisition-related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

Supplemental Pro Forma Information for 2025 acquired businesses (unaudited)

The consolidated results for the year ended December 31, 2025, would not be materially different had the 2025 acquisitions been completed on January 1, 2025. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in these consolidated financial statements.

2024 Acquisitions

The following table reflects the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2024 acquisitions (in millions):

Acquisition (Segment)	NanoString Technologies (BSI NANO)	ELITechGroup (BSI CALID)	Chemspeed Technologies (BSI BioSpin)	Other (Various)	Total
Consideration Transferred:
Cash paid	$392.6	$951.9	$175.4	$128.9	$1,648.8
Cash acquired	(0.5)	(43.4)	(0.6)	(8.1)	(52.6)
Fair value of contingent consideration	—	—	—	13.4	13.4
Working capital and other closing adjustments	—	22.7	—	3.5	26.2
Total consideration transferred, net of cash acquired	$392.1	$931.2	$174.8	$137.7	$1,635.8
Allocation of Consideration Transferred:
Accounts receivable	$16.8	$30.6	$7.0	$3.9	$58.3
Inventories	38.8	31.6	46.6	31.2	148.2
Other current assets	8.9	15.7	1.4	3.1	29.1
Property, plant and equipment	31.0	36.2	1.8	1.4	70.4
Other assets	23.1	41.3	17.3	9.7	91.4
Intangible assets:
Technology	54.0	193.3	27.9	42.6	317.8
Customer relationships	38.0	236.3	51.5	8.5	334.3
Backlog	—	0.5	9.4	4.9	14.8
Trade name	14.0	12.3	4.8	3.1	34.2
Goodwill	253.5	501.1	127.8	75.6	958.0
Deferred taxes (net)	4.8	(100.8)	(14.0)	(3.2)	(113.2)
Liabilities assumed	(90.8)	(66.9)	(106.7)	(43.1)	(307.5)
Total consideration allocated	$392.1	$931.2	$174.8	$137.7	$1,635.8

Acquisitions material to the Company’s financial statements

The table below summarizes information on acquisitions material to the Company’s financial statements in 2024:

	NanoString Technologies	ELITechGroup	Chemspeed Technologies
Acquisition date	May 6, 2024	April 30, 2024	March 6, 2024
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

Location	Washington, U.S.A.	Various - Primarily Torino, Italy and Washington and Utah, U.S.A.	Füllinsdorf, Switzerland
Percentage of voting equity interests acquired	100%	100%	100%
Business/technology acquired

Substantially all of the assets and rights associated with the business of NanoString Technologies, Inc. including the equity interests of the six subsidiaries (collectively, “NanoString”). The Company also assumed certain of its liabilities, including potential liabilities associated with ongoing litigations. Included in the liabilities assumed as of the acquisition date is $44.7 million determined in accordance with ASC Topic 450. Refer to Note 25, Commitments and Contingencies for more details on these litigations.

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

During 2024, subsequent to the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed, as a result of the finalization of the contractual net working capital adjustment, for ELITechGroup, the Company recorded an immaterial measurement period adjustment to the carrying amount of goodwill. For Chemspeed, the Company recorded certain immaterial measurement period adjustments related to the provisional amounts recorded for accounts receivable, inventory, deferred revenue, intangible assets and goodwill related to updates to the Company’s valuation and other assumptions. For NanoString, the Company recorded certain measurement period adjustments primarily relating to the provisional amounts recorded for intangible assets and goodwill related to updates to the Company’s valuation and other assumptions. These measurement period adjustments resulted in a decrease to technology intangible assets of $22.0 million, a decrease in customer relationships intangible assets of $33.0 million and an increase in goodwill of $71.7 million, in addition to other immaterial adjustments. The related impact to the consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was a reduction of $2.8 million in amortization expense recorded during the fourth quarter of 2024. During the first quarter of 2025, the Company finalized its determination of the fair value of the identifiable assets acquired and liabilities assumed for the Chemspeed acquisition with no further adjustments. For NanoString, the Company recorded certain immaterial measurement period adjustments related to the provisional amounts recorded for intangible assets and goodwill relating to updates to the Company’s valuation and other assumptions in the first quarter of 2025. The related impact to the consolidated statements of operations that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was a reduction of $0.6 million in amortization expense recorded during the first quarter of 2025. During the second quarter of 2025, the Company finalized its determination of the fair value of the identifiable assets acquired and liabilities assumed for the NanoString and ELITechGroup acquisitions with no further adjustments in addition to the immaterial adjustments recorded in prior quarters.

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

The table below summarizes information on certain of the Company’s other acquisitions in 2024:

	Nion, LLC	Spectral Instruments Imaging LLC
Activity of acquired business	Designer and manufacturer of high-end electron-optical instruments with diverse applications to the needs of its customers.	Manufacturer of preclinical optical systems for bioluminescent, fluorescent and x-ray imaging to fit the workflows of animal scientists.
Location	Washington, U.S.A.	Arizona, U.S.A.
Percentage of voting equity interests acquired	100%	100%
Business/technology acquired	Outstanding share capital of Nion, LLC (“Nion”).	Outstanding share capital of Spectral Instruments Imaging, LLC (“Spectral”).
Contingent consideration	Cash consideration is subject to adjustments of up to $23.0 million if certain revenue and non-revenue milestones are achieved through 2026.	Cash consideration is subject to adjustments of up to $10.0 million if certain revenue and EBITDA targets are met through 2025.

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

Results of operations for 2024 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through December 31, 2024, include revenues of $259.5 million and pre-tax losses totaling $108.0 million. Pre-tax losses include purchased intangible amortization and step up inventory costs related to the acquisitions as well as acquisition-related expenses, which are recorded within Other charges, net in the consolidated statements of operations. Acquisition-related expenses primarily relate to pre-close services, legal and professional services associated with integration activities, and other transaction costs. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of its subsidiaries.

2023 Acquisitions

During the year ended December 31, 2023, the Company completed various acquisitions that collectively complement the product offerings of the Company’s existing businesses. One of these acquisitions was the acquisition of 100% of the outstanding stock of PhenomeX Inc. (“PhenomeX”), a publicly traded company, on October 2, 2023, for a purchase price of $109.4 million, net of $11.8 million in cash acquired. The PhenomeX acquisition resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $144.1 million and is shown as a gain on bargain purchase on our consolidated statement of income for the year ended December 31, 2023. During 2024 the Company finalized the Section 382(h) study on Net Operating Losses and R&D credits at the end of the measurement period, and as a result, the Company recorded a reduction to the bargain purchase of $8.0 million for the year ended December 31, 2024. The Company renamed PhenomeX to Bruker Cellular Analysis (“BCA”) following acquisition.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined GAAP revenue and net income (loss) results of the Company as though the material acquisitions of ELITechGroup and Chemspeed had been completed on January 1, 2023 (in millions):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Before Adjustments	Pro forma Adjustments	After Adjustments	Before Adjustments	Pro forma Adjustments	After Adjustments
Revenue	$3,426.0	$—	$3,426.0	$3,318.5	$—	$3,318.5
Net income (loss)	$115.3	$(15.7)	$99.6	$168.4	$(88.3)	$80.1

The revenue and net income (loss) results for all 2024 acquisitions are included in the consolidated financial statements for the year ended December 31, 2025.

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

The pro forma adjustments include the following (in millions):

	Year Ended December 31,
	2024	2023
Net (increase) in amortization and depreciation expense associated with tangible and intangible assets	$(2.4)	$(48.3)
Net (increase) in interest expense	(13.3)	(40.0)
Total pro forma adjustments - net loss	$(15.7)	$(88.3)

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

5. Minority and Equity-method Investments

2025

As of December 31, 2025, the aggregate amount of equity investments without readily determinable fair value using the measurement alternative is $26.3 million. During the year ended December 31, 2025, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other minority investments	Other long-term assets	Various	$8.2	$7.2

During the year ended December 31, 2025, the Company revalued the put option liability related to the potential obligation to acquire the remaining equity interests in NovAliX using the discounted cash flow method. The fair value of the liability was estimated to be $11.0 million as of December 31, 2025.

The fair value measurement of the liability included significant unobservable inputs as follows:

Instrument	Valuation Technique	Unobservable Input	Value
Equity interest purchase option liability	Discounted Cash Flow	Revenue Risk Premium	2.5%
		EBITDA Risk Premium	9.8%

During the year ended December 31, 2025, the Company identified qualitative indicators of impairment for certain minority investments which are accounted for under the measurement alternative. Such qualitative indicators of impairment included an updated assessment of the investee’s remaining operating cash runway, the likelihood and ability to raise additional capital, and current business plans. The Company determined the fair value of these investments to be below their carrying amounts, as a result, the Company recorded impairment charges of $20.0 million during the year ended December 31, 2025, to write down the carrying values of these investments. The impairment charges are included in Interest and other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

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

On July 31, 2024, the Company acquired a minority equity interest in NovAliX a preclinical contract research organization specializing in expert drug discovery services, headquartered in Strasbourg, France. The Company obtained a 30% interest in NovAliX’s common stock in exchange for consideration of $34.1 million. The Company accounts for its investment in NovAliX using the equity-method of accounting. Concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034. The Company recognized a liability, classified in other long-term liabilities in the consolidated balance sheet, related to the potential obligation to acquire the remaining equity interests if the purchase option is exercised, estimated at $16.0 million as of the date of acquisition, using the discounted cash flow method. The fair value of the liability was estimated to be $14.9 million as of December 31, 2024.

The fair value measurement of the liability included significant unobservable inputs as follows:

Instrument	Valuation Technique	Unobservable Input	Value
Equity interest purchase option liability	Discounted Cash Flow	Revenue Risk Premium	1.7%
		EBITDA Risk Premium	6.9%

During the year ended December 31, 2024, the Company recognized $24.6 million in impairment charges, to write down the carrying value of certain minority investments which are accounted for under the measurement alternative. Included in these impairment charges are changes in value of certain investments based on established pricing for additional financing rounds. The impairment charges were included in Interest and other income (expense), net in the consolidated statements of operations.

6. Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill by segment (in millions):

	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total
Balance at December 31, 2023	86.5	201.5	294.3	0.3	582.6
Current period additions	141.3	536.0	281.0	—	958.3
Foreign currency impact	(6.6)	(21.5)	(5.5)	—	(33.6)
Balance at December 31, 2024	221.2	716.0	569.8	0.3	1,507.3
Current period additions	—	49.0	—	—	49.0
Current period impairment charges	(42.5)	—	(54.0)	—	(96.5)
Current period adjustments	—	(1.5)	(0.3)	—	(1.8)
Foreign currency impact	24.0	55.4	10.3	—	89.7
Balance at December 31, 2025	$202.7	$818.9	$525.8	$0.3	$1,547.7

The Company tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Due to the operating performance of certain reporting units subsequent to their acquisition and the underlying macroeconomic conditions and uncertainties that existed during the third quarter of 2025, and as of September 30, 2025, the Company concluded that it was more likely than not that the fair value of four of the Company’s reporting units was less than their carrying amount. As a result, the Company performed a quantitative impairment test for impairment in those reporting units as of September 30, 2025. The Company completed its annual goodwill impairment test as of October 1, 2025, for the other reporting units during the fourth quarter of 2025.

The results of the valuation indicated that the carrying amount of the Bruker Spatial Biology (“BSB”) reporting unit within the Company’s BSI NANO Segment and Automation (“AUT”) reporting unit within the Company’s BSI BioSpin Segment exceeded their fair value. The other two reporting units that were tested for impairment during the third quarter of 2025 passed the impairment test with significant headroom. As a result, during the third quarter of 2025, the Company recorded a goodwill impairment charge of $96.5 million on the consolidated statements of operations, which represented the amount by which the carrying value of the BSB and AUT reporting units exceeded their respective fair values. For all other reporting units for which the annual goodwill impairment test was completed during the fourth quarter of 2025, after considering all relevant facts and circumstances, including macroeconomic environment, overall financial performance, segment specific events, and the excess of each reporting unit’s estimated fair value over its carrying amount in the most recent quantitative impairment test (which showed significant headroom), the Company concluded that it was more likely than not that the fair value of these reporting units was more than their respective carrying amounts. Accordingly, no quantitative goodwill impairment test was required for these reporting units, and no additional goodwill impairment charges were recorded during the year ended December 31, 2025.

In determining the fair value of the reporting units, the Company used a weighted combination of the market approach and the income approach. The income approach utilizes a discounted cash flow model with inputs developed using both internal and market-based data, while the market approach utilizes comparable company information. The significant assumptions in the discounted cash flow models included, but were not limited to, discount rates ranging from 10.0% to 19.5%, revenue growth rates, and earnings before interest, taxes and depreciation and amortization (“EBITDA”) margin targets consistent with the Company’s other significant businesses. These assumptions were developed in light of current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition, and future economic conditions. The significant assumptions in the market approach included, but were not limited to, revenue growth rates and revenue multiples based on the guideline public company method. These estimates and assumptions represented a Level 3 measurement because they were supported by little or no market activity and reflected the Company’s assumptions in measuring fair value.

The Company will continue to monitor these circumstances, such as current macroeconomic conditions and uncertainties described below. If there are any factors that drive changes to key assumptions in our valuation inputs and if the fair value of any of the Company’s reporting units declines below the carrying value in the future, additional goodwill impairment charges may be incurred.

Intangible Assets

The following is a summary of intangible assets (in millions):

	2025			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents (a)	$787.3	$(358.2)	$429.1	$724.5	$(291.3)	$433.2
Customer relationships	594.6	(169.1)	425.5	550.6	(125.6)	425.0
Trade names (b)	67.9	(27.4)	40.5	60.9	(16.1)	44.8
Other	18.1	(13.6)	4.5	16.5	(7.0)	9.5
Intangible assets	$1,467.9	$(568.3)	$899.6	$1,352.5	$(440.0)	$912.5
(a)
Included in existing technology and related patents, there is in process research and development of $4.1 million and $2.7 million as of December 31, 2025, and 2024, respectively.
(b)
Included in trade names, there are indefinite lived assets of $3.2 million and $2.8 million as of December 31, 2025, and 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred amortization expense of $121.2 million, $99.1 million and $47.1 million, respectively.

The estimated future amortization expense related to amortizable intangible assets is as follows (in millions):

2026	$112.8
2027	103.8
2028	98.3
2029	88.7
2030	83.3
Thereafter	405.4
Total	$892.3

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets, are less than the assets’ carrying value, and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Impairment costs are recorded in total cost of revenue and total operating expenses in the consolidated statements of operations for the difference between the fair value and carrying value of the asset. During the year ended December 31, 2025, the Company identified indicators of impairment due to the operating performance of certain asset groups, the decision to discontinue certain tradenames and product lines due to restructurings plans as described in Note 12, Restructuring as well as due the Company’s annual strategic planning process, and the underlying macroeconomic conditions and uncertainties discussed herein. In connection therewith, the Company determined that certain long-lived assets had net carrying values that were not recoverable. During the year ended

December 31, 2025, the Company recognized impairment charges of $18.3 million in cost of product revenue, and $12.4 million in other charges, net.

During the year ended December 31, 2024, the Company recorded an immaterial impairment charge for one of its technology intangible assets in connection with a global restructuring program announced in April 2024. No intangible assets impairment charges were recorded for the year ended December 31, 2023.

The following table summarizes the intangible assets impairment charges by reportable segment for the year ended December 31, 2025 (in millions):

BSI BioSpin
Existing technology and related patents	$2.2
Customer relationships	2.4
Total BSI BioSpin	4.6
BSI CALID
Existing technology and related patents	8.3
Customer relationships	0.5
Trade names	0.7
Total BSI CALID	9.5
BSI NANO
Existing technology and related patents	8.4
Customer relationships	7.4
Trade names	0.8
Total BSI NANO	16.6
Total impairment charges	$30.7

Current macroeconomic conditions and uncertainties, including inflationary pressures, changes to trade and tariff policies, customs duties imposed or that may be imposed by the current presidential administration in the U.S., delays and disruption in U.S. academic institutions funding for high-end research instrumentation used in academic and medical research, delays in the release of Chinese government stimulus spending, geopolitical tensions and possible expansion of current conflicts, and increasing potential of conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China, could continue to adversely impact the fair value of our reporting units and cause the Company to record additional impairment charges for goodwill, intangible assets, and other long-lived assets. The Company continuously monitors its goodwill, intangible assets, and other long-lived assets for impairment and additional charges may be recorded in the future from these analyses depending on market conditions and actual and forecasted future results.

7. Revenue

The following table presents the Company’s revenue by end customer geography for the years ended December 31 (in millions):

	2025	2024	2023
United States	$891.3	$938.5	$777.7
Germany	297.0	310.7	281.5
Europe excluding Germany	950.2	873.0	699.7
China	475.8	471.2	528.1
Asia Pacific excluding China	552.6	518.5	460.9
Other	269.6	254.5	216.6
Total revenue	$3,436.5	$3,366.4	$2,964.5

The following table presents revenue for the Company recognized at a point in time versus over time for the years ended December 31 (in millions):

	2025	2024	2023
Revenue recognized at a point in time	$2,920.7	$2,894.9	$2,575.3
Revenue recognized over time	515.8	471.5	389.2
Total revenue	$3,436.5	$3,366.4	$2,964.5

For the years ended December 31 (in millions) the following balances were associated with revenue:

	2025	2024
Contract assets	$113.0	$105.2
Contract liabilities (a)	550.4	538.2
Remaining performance obligations (b)	$2,569.4	$2,090.4
(a)
Approximately $389.5 million of the contract liability balance on December 31, 2024, was recognized as revenue during the year ended December 31, 2025.
(b)
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

Shipping and handling costs were $50.0 million, $45.7 million and $40.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

The following tables present segment results for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31, 2025
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Segment revenue from external customers	$878.8	$1,210.2	$1,084.3	$263.2	$3,436.5
Intersegment revenue	—	—	—	7.7	7.7
Total segment revenue	$878.8	$1,210.2	$1,084.3	$270.9	$3,444.2

Segment expenses:
Cost of revenue	$465.9	$525.1	$524.1	$218.5	$1,733.6
Selling, general and administrative	162.7	302.8	284.0	22.3	771.8
Research and development	93.7	119.7	175.1	3.4	391.9
Segment Operating income	$156.5	$262.6	$101.1	$26.7	$546.9

Reconciliation of Total operating income:
Corporate, elimination and other (a)					113.9
Unallocated expenses (b)					364.8
Total consolidated operating income					$68.2

Interest and other income (expense), net					(46.2)

Income before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$22.0

	Year Ended December 31, 2024
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Segment revenue from external customers	$905.7	$1,093.5	$1,098.3	$268.9	$3,366.4
Intersegment revenue	—	—	—	14.1	14.1
Total segment revenue	$905.7	$1,093.5	$1,098.3	$283.0	$3,380.5

Segment expenses:
Cost of revenue	$437.7	$465.4	$518.9	$222.5	$1,644.5
Selling, general and administrative	158.9	270.2	290.8	21.5	741.4
Research and development	92.5	111.7	164.7	3.9	372.8
Segment Operating income	$216.6	$246.2	$123.9	$35.1	$621.8

Reconciliation of Total operating income:
Corporate, elimination and other (a)					103.8
Unallocated expenses (b)					264.9
Total consolidated operating income					$253.1

Interest and other income (expense), net					(46.2)

Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$206.9

	Year Ended December 31, 2023
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue	$798.5	$960.4	$941.9	$263.7	$2,964.5
Intersegment revenue	—	—	—	17.0	17.0
Total segment revenue	$798.5	$960.4	$941.9	$280.7	$2,981.5

Segment expenses:
Cost of revenue	$374.8	$393.2	$438.2	$225.9	$1,432.1
Selling, general and administrative	134.7	238.7	228.0	19.3	620.7
Research and development	77.8	96.4	117.3	3.0	294.5
Segment Operating income	$211.2	$232.1	$158.4	$32.5	$634.2

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$87.9
Unallocated expenses (b)					109.4
Total consolidated operating income					$436.9

Interest and other income (expense), net					107.3

Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$544.2
(a)
Represents corporate costs and intersegment eliminations not allocated to the reportable segments. These costs include general and administrative expenses not directly incurred by the segments such as professional fees incurred for the quarterly reviews and annual audit of the consolidated financial statements, personnel costs of corporate accounting, finance, legal, and IT resources, and other expense items.
(b)
Unallocated expenses consist of costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiatives, goodwill, intangible assets, and other long-lived asset impairment charges, and other costs.

Refer to Note 7, Revenue for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2025	2024	2023
Capital Expenditures:
BSI BioSpin	$11.4	$22.8	$23.9
BSI CALID	25.3	34.1	31.4
BSI NANO	36.5	19.3	13.9
BEST	13.8	24.3	27.5
Corporate	16.0	14.8	10.2
Total capital expenditures	$103.0	$115.3	$106.9
Depreciation and Amortization:
BSI BioSpin	$43.2	$41.0	$25.7
BSI CALID	92.3	67.0	29.3
BSI NANO	67.2	61.7	48.0
BEST	9.4	8.4	7.2
Corporate	8.2	5.7	4.7
Total depreciation and amortization	$220.3	$183.8	$114.9

Long-lived assets (which include property, plant and equipment, net and operating lease right of use assets) by geographical area are as follows for the years ended December 31, (in millions):

	2025	2024	2023
Germany	$426.7	$370.0	$350.2
United States	172.5	188.0	124.9
Switzerland	147.4	134.1	127.0
Europe excluding Germany and Switzerland	129.0	91.8	57.4
Asia Pacific	20.6	22.2	22.1
Other	14.4	8.7	9.8
Total long-lived assets	$910.6	$814.8	$691.4

Total assets by segment are as follows for the years ended December 31, (in millions):

	2025	2024
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$6,094.2	$5,648.4
BEST	192.4	199.8
Eliminations and other (a)	(45.2)	(41.5)
Total assets	$6,241.4	$5,806.7
(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets by the BSI BioSpin, BSI CALID, and BSI NANO Segments, as well as the Corporate function. Additionally, the Company’s chief operating decision maker does not receive long-lived asset information individually by these reportable segments and Corporate.

9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and associated net income (loss) per common share attributable to Bruker Corporation common shareholders (in millions, except per share amounts):

	2025	2024	2023
Net (loss) income attributable to Bruker Corporation	$(8.6)	$113.1	$427.2
Dividends on Series A Mandatory Convertible Preferred Stock	13.9	—	—
Net (loss) income attributable to Bruker Corporation common shareholders	$(22.5)	$113.1	$427.2

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	151.8	149.0	146.4
Effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan	—	0.5	0.8
Series A Mandatory Convertible Preferred Stock	—	—	—
Weighted average common shares outstanding - diluted	151.8	149.5	147.2
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.15)	$0.76	$2.92
Diluted	$(0.15)	$0.76	$2.90

Due to the Company reporting a net loss for the year ended December 31, 2025, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive (in millions of shares):

	2025	2024	2023
Stock options, restricted stock units, and employee stock purchase plan	0.4	0.3	0.2
Series A Mandatory Convertible Preferred Stock	6.0	—	—

10. Post-retirement Benefit Plans

Defined Contribution Plans

The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $21.0 million, $17.7 million and $13.7 million to such plans during the years ended December 31, 2025, 2024, and 2023, respectively.

Defined Benefit Plans

Substantially all of the Company’s employees in Switzerland, France, Japan, and Thailand, as well as certain employees in Germany, and Italy, are eligible to be covered by Company-sponsored defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements, however, the level of benefits and terms of vesting varies among plans.

The following amounts were recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans (in millions):

	2025	2024
Current liabilities	$(2.6)	$(2.5)
Non-current liabilities	(99.7)	(103.0)
Net benefit obligation	$(102.3)	$(105.5)

The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows (in millions):

	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$294.6	$256.1
Service cost	9.7	7.1
Interest cost	4.1	4.4
Plan participant contributions	7.7	7.5
Plan amendments	1.8	12.6
Plan settlements	(10.1)	(1.3)
Benefits paid	(4.4)	(5.0)
Actuarial (gain) loss	(12.4)	11.6
Premiums paid	(1.9)	(2.5)
Plan combinations / acquisitions	0.1	24.1
Impact of foreign currency exchange rates	41.2	(20.0)
Benefit obligation at end of year	$330.4	$294.6

Change in plan assets:
Fair value of plan assets at beginning of year	$189.1	$177.4
Return on plan assets	8.5	2.6
Plan participant and employer contributions	19.1	17.3
Benefits paid	(4.4)	(5.0)
Plan settlements	(10.1)	(1.3)
Premiums paid	(1.9)	(2.5)
Plan combinations / acquisitions	—	14.4
Impact of foreign currency exchange rates	27.8	(13.8)
Fair value of plan assets at end of year	228.1	189.1
Net under-funded status	$(102.3)	$(105.5)

The actuarial gain compared to the prior year actuarial loss was attributable to changes in key actuarial assumptions, primarily a higher discount rate for the Company’s pension plan in Switzerland. The accumulated benefit obligation for the defined benefit pension plans is $304.3 million and $270.2 million at December 31, 2025, and 2024, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2025, and 2024.

The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company’s defined benefit plans (in millions):

	2025	2024	2023
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service (cost) credit	$(2.4)	$0.2	$14.6
Net actuarial loss	(29.1)	(38.9)	(27.4)
Accumulated other comprehensive loss	(31.5)	(38.7)	(12.8)
Accumulated contributions less than net periodic benefit cost	(70.8)	(66.8)	(65.9)
Net amount recognized	$(102.3)	$(105.5)	$(78.7)

The amount in accumulated other comprehensive income at December 31, 2025, expected to be recognized as amortization of net gain within net periodic benefit cost in 2026 is $0.8 million.

The components of net periodic benefit costs included in the accompanying consolidated statements of operations were as follows (in millions):

	2025	2024	2023
Components of net periodic benefit costs:
Service cost	$9.7	$7.1	$5.5
Interest cost	4.1	4.4	5.2
Expected return on plan assets	(8.6)	(5.2)	(4.4)
Settlement loss recognized	1.0	—	—
Amortization of prior service (credit)	(0.8)	(0.8)	(0.8)
Amortization of actuarial losses	1.3	0.3	0.1
Net periodic benefit costs	$6.7	$5.8	$5.6

The assumptions used to determine the net periodic benefit costs and the projected benefit obligations are as follows:

2025	Japan	France	Switzerland	Germany	Italy
Annual discount rate—defined benefit obligation	2.2%	4.0%	1.3%	3.6%	4.0%
Annual discount rate—defined benefit cost	1.4%	3.3%	1.0%	3.1%	3.4%
Expected return on plan assets	not applicable	3.0%	4.1%	not applicable	not applicable
Expected rate of compensation increase	3.0%	3.0%	2.0%	2.7%	3.0%

2024	Japan	France	Switzerland	Germany	Italy
Annual discount rate—defined benefit obligation	1.4%	3.3%	1.0%	3.1%	3.4%
Annual discount rate—defined benefit cost	1.1%	3.2%	1.4%	3.6%	3.6%
Expected return on plan assets	not applicable	3.0%	2.8%	not applicable	not applicable
Expected rate of compensation increase	3.0%	3.0%	2.0%	2.6%	3.0%

2023	Japan	France	Switzerland	Germany	Italy (a)
Annual discount rate—defined benefit obligation	1.1%	3.2%	1.4%	3.6%	not applicable
Annual discount rate—defined benefit cost	0.9%	3.8%	2.4%	3.9%	not applicable
Expected return on plan assets	not applicable	3.0%	2.7%	not applicable	not applicable
Expected rate of compensation increase	3.0%	3.0%	2.2%	2.6%	not applicable
(a)
The Company-sponsored defined benefit pension plan in Italy consists of the plan of an acquired subsidiary during 2024.

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

Asset Allocations by Asset Category

The fair value of the Company’s pension plan assets by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Swiss Pension Plan assets (a)	$228.1	$—	$—	$228.1
Total plan assets	$228.1	$—	$—	$228.1

December 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Swiss Pension Plan assets (a)	$189.1	$—	$—	$189.1
Total plan assets	$189.1	$—	$—	$189.1
(a)
The Company’s pension plan in Switzerland is outsourced under a partially insured plan to Profond for Bruker Switzerland AG and for Biognosys and to Axa Stiftung Berufliche Vorsorge for Chemspeed. The insurers utilize plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. Should the return be greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with the insurers retaining 10%.

Contributions and Estimated Future Benefit Payments

The estimated future benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2025. The following estimated benefit payments reflect future employee service as appropriate (in millions):

2026	$13.4
2027	14.8
2028	17.5
2029	18.8
2030	18.7
2031-2035	$96.2

11. Other Charges, Net

The components of Other charges, net, were as follows (in millions):

	2025	2024	2023
Acquisition-related expenses, net (a)	$6.4	$30.8	$18.9
Acquired in-process research and development expenses	13.5	—	—
Acquisition-related litigation charges	35.3	44.9	—
Acquisition-related hybrid liability adjustments (b)	(50.2)	24.1	(2.1)
Restructuring charges	35.4	13.1	18.8
Long-lived asset impairment charges	14.8	2.2	5.7
Information technology transformation costs (c)	11.6	7.2	5.0
Other	4.5	3.8	5.9
Other charges, net	$71.3	$126.1	$52.2
(a)
Acquisition-related expenses relate primarily to transaction costs on potential and consummated acquisitions and integration costs of recently acquired entities.
(b)
Hybrid liability remeasurement adjustments and stock-based compensation expense (benefit) related to the fair value changes of hybrid instruments. Refer to Note 24, Hybrid Instruments Liabilities for further information.
(c)
The IT transformation costs are related to an IT transformation initiative that is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

12. Restructuring

The following table presents total restructuring costs by segment as included within the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Cost of revenues:
BSI BioSpin	$8.2	$1.0	$—
BSI CALID	18.1	1.0	1.5
BSI NANO	10.0	9.6	2.0
BEST	5.7	—	—
Total Cost of revenues	$42.0	$11.6	$3.5
Other charges, net:
BSI BioSpin	$8.9	$1.6	$1.7
BSI CALID	11.0	2.2	1.9
BSI NANO	11.9	8.8	14.4
BEST	0.4	—	—
Corporate	3.2	0.5	0.8
Total Other charges, net	35.4	13.1	18.8
Total	$77.4	$24.7	$22.3

The following table sets forth the changes in the total restructuring reserves excluding costs of $25.8 million, $5.5 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, for scrapping, expired, or expiring inventory, for the periods reported (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2022	$0.6	$0.4	$0.2
Restructuring charges	21.3	20.5	0.8
Cash payments	(13.1)	(12.3)	(0.8)
Acquired	3.6	0.9	2.7
Foreign currency impact	0.1	0.1	—
Balance at December 31, 2023	$12.5	$9.6	$2.9
Restructuring charges	19.2	13.1	6.1
Cash payments	(24.2)	(17.8)	(6.4)
Foreign currency impact	(0.3)	(0.3)	—
Balance at December 31, 2024	$7.2	$4.6	$2.6
Restructuring charges	51.6	46.3	5.3
Cash payments	(24.9)	(19.8)	(5.1)
Non-cash adjustments	(2.5)	—	(2.5)
Foreign currency impact	0.8	0.8	—
Balance at December 31, 2025	$32.2	$31.9	$0.3

Corporate wide restructuring plan: In the second quarter of 2024, the Company initiated a global corporate-wide restructuring plan to reduce personnel costs affecting the BSI BioSpin, BSI NANO and BSI CALID Segments, and in the second quarter of 2025, the Company initiated a corporate-wide restructuring plan to be implemented across multiple functions and geographies to address macroeconomic conditions and uncertainties challenges, drive cost efficiencies and margin improvements, as well as to address lower demand levels in certain of the Company’s our product offerings (together the “corporate-wide restructuring plan”). The corporate-wide restructuring plan includes a reduction in headcount, consolidation of leased facilities, and discontinuation of certain product offerings. The corporate-wide restructuring plan is expected to be completed during 2026.

The following table summarizes the charges incurred in connection with the corporate-wide restructuring plan by reportable segment for the years ended December 31, (in millions):

	2025	2024
BSI BioSpin
Severance and termination charges	$12.6	$2.6
Inventory product restructuring charges	0.5	—
Other restructuring charges	0.1	—
Total BSI BioSpin	13.2	2.6
BSI CALID
Severance and termination charges	11.8	1.5
Inventory product restructuring charges	12.5	—
Other restructuring charges	0.5	—
Total BSI CALID	24.8	1.5
BSI NANO
Severance and termination charges	13.1	0.5
Inventory product restructuring charges	1.9	—
Other restructuring charges	2.1	—
Total BSI NANO	17.1	0.5
BEST
Severance and termination charges	0.4	—
Inventory product restructuring charges	5.8	—
Total BEST	6.2	—
Corporate
Severance and termination charges	3.2	—
Total Corporate	3.2	—
Total Corporate wide restructuring charges (a)	$64.5	$4.6
(a)
The Company made severance, exit, and other restructuring payments of $15.4 million and $3.4 million for the years ended December 31, 2025, and 2024, respectively.

Bruker Cellular Analysis or BCA restructuring plan: In October 2023, the Company announced a restructuring plan associated with BCA (formerly PhenomeX), a component of the BSI NANO reportable segment, to optimize costs and to facilitate integration efforts. The restructuring plan included a reduction in headcount, consolidation of leased facilities, and a planned change in future product offerings. The restructuring plan was completed during 2025.

The charges incurred by the Company in connection with the Bruker Cellular Analysis restructuring plan are summarized in the following table (in millions):

	2025	2024
Severance and termination charges (a)	$1.2	$9.0
Product restructuring costs due to scrapping of expired or expiring inventory	—	4.7
Impairment charge against operating lease right of use assets	$—	$1.5
(a)
The Company made severance payments of $1.2 million and $15.1 million for the years ended December 31, 2025, and 2024, respectively.

Other restructuring plans carried by the BSI NANO, BSI BioSpin, BSI CALID and Corporate segments in 2025 and 2024 were not material.

13. Interest and Other Expense, Net

The components of interest and other expense, net, were as follows (in millions):

	2025	2024	2023
Interest income	$14.8	$9.3	$7.5
Interest expense	(60.3)	(47.9)	(16.4)
Impairment of minority investments	(20.0)	(24.6)	(18.2)
Exchange gains (losses), net on foreign currency transactions	11.6	23.7	(13.3)
Gain on settlement of interest rate swap agreement (a)	5.9	—	—
Defined benefit pension components, excluding service cost	3.0	1.3	(0.1)
Other income (expense)	(1.2)	—	3.7
Interest and other expense, net	$(46.2)	$(38.2)	$(36.8)
(a)
The interest rate swap agreement was terminated during the third quarter of 2025 with the repayment of the 2019 Term Loan. Refer to Note 20, Debt and Note 22, Derivatives Instruments and Hedging Activities for further information.

14. Income Taxes

The following table presents the domestic and foreign components of (loss) income before income taxes for the years ended December 31 (in millions):

	2025	2024	2023
Domestic	$(317.9)	$(250.2)	$0.7
Foreign	339.9	457.1	543.5
Total income before provision for income taxes	$22.0	$206.9	$544.2

The following table presents the components of the income tax provision for the years ended December 31 (in millions):

	2025	2024	2023
Current income tax expense (benefit):
Federal	$6.3	$7.3	$2.3
State	2.3	3.7	2.4
Foreign	125.1	144.2	138.7
Total current income tax expense	133.7	155.2	143.4
Deferred income tax (benefit) expense:
Federal	(59.1)	(45.2)	(18.1)
State	(10.8)	(4.3)	(4.8)
Foreign	(34.5)	(14.3)	(2.8)
Total deferred income tax benefit	(104.4)	(63.8)	(25.7)
Income tax provision	$29.3	$91.4	$117.7

The Company adopted ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025, on a prospective basis and it elected to present the effects of cross-border tax laws net of the related U.S. tax credits for the tabular rate reconciliation required by this ASU.

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025, in accordance with the guidance per ASU 2023-09 (in millions):

	Amount	Percent
U.S. federal statutory tax rate	$4.6	21.0%
State and local income tax, net of federal (national) income tax effect (a)	(8.9)	(40.6)%
Foreign tax effects
Germany
Statutory tax rate difference between Germany and United States	(8.4)	(37.9)%
Contingent liability	(8.7)	(39.3)%
Other local taxes	21.7	98.5%
Other	(0.1)	(0.6)%
Luxembourg
Changes in valuation allowance	(4.6)	(20.8)%
Restructuring	(2.4)	(10.7)%
Other	3.8	17.3%
Malaysia
Statutory tax rate difference between Malaysia and United States	(4.7)	(21.4)%
Pillar two	2.9	13.4%
Tax holiday	(2.5)	(11.1)%
Withholding taxes	2.4	10.8%
Other	(0.2)	(0.7)%
Switzerland
Statutory tax rate difference between Switzerland and United States	5.4	24.4%
R&D credits	(5.4)	(24.6)%
Tax impact on repatriation	4.0	18.0%
Goodwill impairment	3.3	14.8%
Other local taxes	4.6	20.6%
Other	0.1	0.4%
Other jurisdictions	8.0	36.1%
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credits	3.2	14.4%
Other, net of foreign tax credits	(0.5)	(2.3)%
Tax credits
R&D credits	(3.8)	(17.1)%
Other	(1.6)	(7.2)%
Changes in valuation allowances	6.8	30.9%
Nontaxable or nondeductible items
Contingent liability	3.3	14.8%
Share based compensation	2.3	10.5%
Other	0.4	1.8%
Changes in unrecognized tax benefits	4.3	19.8%
Effective tax rate	$29.3	133.2%

(a)
State taxes in UT, PA, and CA made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31 (in millions):

	2024	2023
Statutory tax rate	21.0%	21.0%
Foreign tax rate differential	6.6%	3.5%
Permanent differences	3.3%	2.1%
Contingent liability	4.8%	—
U.S. tax on foreign earnings	5.4%	1.0%
Stock compensation	(0.6)%	(0.3)%
Tax contingencies	2.2%	—
Change in tax rates	(1.0)%	0.1%
Repatriation of foreign earnings	1.7%	1.0%
State income taxes, net of federal benefits	(1.0)%	(0.6)%
Research and development credits	(8.6)%	(2.0)%
Tax impact on bargain purchase gain	0.8%	(5.6)%
Return to provision adjustments	3.1%	0.3%
Withholding taxes and other taxes	3.2%	—
Other	1.1%	(0.2)%
Change in valuation allowance	2.2%	1.3%
Effective tax rate	44.2%	21.6%

The tax effect of temporary items that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in millions):

	2025	2024
Deferred tax assets:
Accrued expenses	$7.2	$9.8
Compensation	31.8	32.7
Deferred revenue	5.1	—
Section 174 capitalization	92.5	68.2
Disallowed interest carryforwards	68.4	56.7
Net operating loss carryforwards	206.6	200.8
Foreign tax and other tax credit carryforwards	27.5	24.3
Unrealized currency gain/loss	17.5	24.4
Inventory	22.0	3.3
Hedge unrealized FX gain/loss	61.4	1.5
Lease liabilities	38.2	35.6
Other	14.2	10.4
Gross deferred tax assets	592.4	467.7
Less valuation allowance	(74.9)	(60.4)
Total deferred tax assets	517.5	407.3
Deferred tax liabilities:
Accounts payable	5.5	—
Deferred revenue	—	0.7
Fixed assets	0.4	16.4
Foreign patent reserves	0.8	0.8
Intangibles	147.6	172.1
Accrued expenses	4.8	4.5
Accrued withholding tax	8.3	9.6
Right-of-use asset	38.1	35.5
Other	2.8	—
Total deferred tax liabilities	208.3	239.6
Net deferred tax assets	$309.2	$167.7

The Company uses the liability method to account for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable for the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the expected realizable amounts.

The Company can only recognize a deferred tax asset to the extent it is more likely than not that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets were as follows (in millions):

Balance at December 31, 2022	$6.6
Increases recorded as an expense to income tax provision	7.2
Balance at December 31, 2023	13.8
Increases recorded as an expense to income tax provision	3.8
Increases recorded through purchase accounting	42.8
Balance at December 31, 2024	60.4
Increases recorded as an expense to income tax provision	5.2
Increases recorded through purchase accounting	9.3
Balance at December 31, 2025	$74.9

During 2025, the Company recorded a valuation allowance of $9.3 million through purchase accounting on cumulative losses that were not likely to be realized. The majority of the valuation allowance of $9.3 million related to the acquisition of Biocrates Life Sciences GmbH.

As of December 31, 2025, the Company had approximately $605.3 million of U.S. federal net operating loss carryforwards, of which $35.2 million begin to expire at various dates beginning in 2033, and the remaining amount of $570.1 million will be carried forward indefinitely. The Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, limits a taxpayer’s ability to utilize the Net Operating Losses (“NOL”) deduction in a year to 80% of taxable income for federal NOL arising in tax years beginning after 2017. As of December 31, 2025, the Company had approximately $214.6 million of state NOL carryforwards available to reduce state taxable income which are expected to expire at various times beginning in 2026. As of December 31, 2025, the Company also had approximately $145.4 million of German Trade Tax and Corporate Income Tax NOL and approximately $168.9 million of other foreign NOL that are carried forward indefinitely. As of December 31, 2025, the Company had $1.1 million of U.S. federal foreign tax credit carried forwards, which will begin to expire in 2034, as well as $9.0 million and $11.6 million U.S. federal and state research and development tax credits, which will begin to expire in 2043 and 2034, respectively. Utilization of these credits and net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by Code Section 382 and similar state provisions. In the event of a deemed change in control under Code Section 382, an annual limitation on the utilization of NOL and credits may result in the expiration of all or a portion of the NOL and credit carryforwards. Additionally, as of December 31, 2025, the Company had $196.8 million of gross interest expense carryforward as provided by Code Section 163(j) that can be carried forward indefinitely.

At December 31, 2025, the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (“E&P”) of foreign subsidiaries expected to be repatriated to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. If the E&P is distributed to the United States in the form of dividends, the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $143.4 million as of December 31, 2025.

The Company had gross unrecognized tax benefits, excluding interest, of approximately $72.8 million as of December 31, 2025, that if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by an immaterial amount due to the expiration of statutes of limitations.

The following table presents a reconciliation of the Company’s gross unrecognized tax benefits (in millions):

Gross unrecognized tax benefits at December 31, 2022	$54.9
Gross decreases—tax positions in prior periods	(3.8)
Gross increases—current period tax positions	7.4
Gross unrecognized tax benefits at December 31, 2023	58.5
Gross decreases—tax positions in prior periods	(1.8)
Gross increases—current period tax positions	7.0
Gross unrecognized tax benefits at December 31, 2024	63.7
Gross increases—tax positions in prior periods	4.1
Gross increases—current period tax positions	5.0
Gross increases—tax audit in prior periods	5.2
Reduction related to audit settlements	(5.2)
Gross unrecognized tax benefits at December 31, 2025	$72.8

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. At December 31, 2025 and 2024, the Company had approximately $6.4 million and $5.3 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded expense of $0.9 million and $1.1 million during the years ended December 31, 2025, and 2024, respectively, for penalties and interest related to unrecognized tax benefits in the provision for income taxes.

The Company files tax returns in the United States, which includes federal, state, and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States, and Switzerland to be its significant tax jurisdictions.

The Company has been subject to tax examinations with the German taxing authorities for the years 2013-2017, and with other various taxing authorities for the years 2013-2023.

The following table presents cash paid for taxes (net of refunds) by jurisdiction for the year ended December 31, 2025 (in millions):

Federal taxes
United States	$13.2
State taxes
Other state jurisdictions	4.3
Foreign taxes
Germany	162.8
Other foreign jurisdictions	42.2
Total cash taxes paid	$222.5

In connection with the TCJA of 2017, the Company recorded a toll charge liability of $35.4 million, which has already been paid by the Company. The liability decreased to $20.5 million due to the Company’s amended 2017 tax return filed in 2023, and as a result, the Company has recorded a receivable in the amount of $15.0 million as of December 31, 2025.

In 2020, the Company was granted an income tax holiday for the manufacturing facility in Malaysia through February 28, 2024. The tax holiday ranged between 100% to 70% of the statutory rate in Malaysia. During 2025, the Company was approved for an extension of the tax holiday until 2031. The effect of the tax holiday in Malaysia increased the Company’s net income by $5.9 million, $5.1 million, and $7.6 million or the years ended December 31, 2025, 2024 and 2023, respectively, and increased the Company's net income per diluted common share attributable to Bruker Corporation common shareholders by $0.04, $0.03 and $0.05 for the years ended December 31, 2025, 2024 and 2023, respectively.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive (“Pillar Two”), which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. The Company’s income tax provision reflects enacted legislation as of December 31, 2025, and guidance related to the model rules. Subsequent to the Company’s year end, and not included in its provision, is the impact of the OECD announcement on January 5, 2026, that a side-by-side agreement was reached with member countries creating safe harbors to exempt U.S. multi-nationals from certain taxes under Pillar Two by recognizing the U.S. tax system as a compatible domestic minimum tax regime. The Company will continue to monitor further developments to determine any potential impact in the countries in which we operate, such as the recently issued administrative guidance on the side-by-side system that will fully exclude U.S. parented groups from certain provisions of the Pillar Two Framework.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective starting in 2025 and others in the subsequent years. The OBBBA had an immaterial impact on the Company's financial statements for the year ended December 31, 2025.

On July 18, 2025, the German Federal Council enacted legislation to gradually reduce the corporate income tax rate from 15% to 10% over the period 2028 to 2032. The Company evaluated and reflected the impact from the German legislation changes on its financial statements for the year ended December 31, 2025, and the impact was not material.

15. Inventories

Inventories consisted of the following (in millions):

	2025	2024
Raw materials	$392.0	$388.7
Work-in-process	343.6	348.9
Finished goods	243.1	228.5
Demonstration units	115.9	101.7
Total Inventories	$1,094.6	$1,067.8

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At December 31, 2025, and 2024, finished goods inventory-in-transit was $81.1 million and $53.6 million, respectively.

16. Other Current and Long-term Assets

Other current assets consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Unbilled receivables	$112.5	$93.6
Income and other taxes receivable (note 14)	74.2	34.5
Prepaid expenses	35.2	35.1
Deposits with vendors	23.8	26.1
Interest rate cross-currency swap agreements (note 22)	—	10.7
Lease receivable	4.4	7.6
Other assets	24.1	28.9
Other current assets	$274.2	$236.5

Other long-term assets consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Minority and equity method investments (note 5)	$114.7	$113.6
Income and other taxes receivable (note 14)	102.9	82.5
Interest rate cross-currency swap agreements (note 22)	—	11.1
Lease receivable	11.1	4.3
Other assets	20.6	21.2
Other long-term assets	$249.3	$232.7

17. Property, Plant and Equipment, Net

The following is a summary of property, plant and equipment, net by major asset class (in millions):

	2025	2024
Land	$75.6	$47.5
Building and leasehold improvements	612.0	540.7
Machinery, equipment, software and furniture and fixtures	749.2	640.1
	1,436.8	1,228.3
Less accumulated depreciation and amortization	(692.0)	(559.0)
Property, plant and equipment, net	$744.8	$669.3

Depreciation expense, which includes the amortization of finance lease right-of-use assets and leasehold improvements, for the years ended December 31, 2025, 2024 and 2023 was $99.1 million, $84.7 million and $67.8 million, respectively.

18. Leases

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

The components of lease expense were as follows (in millions):

	2025	2024	2023
Amortization of right-of-use assets	$5.2	$4.6	$4.1
Interest on lease liabilities	0.9	0.9	1.0
Total finance lease cost	6.1	5.5	5.1
Operating lease cost	49.4	45.4	31.4
Short term lease cost	2.5	5.7	4.4
Variable lease cost	8.1	8.1	6.2
Impairment expense	2.3	1.3	3.2
Sublease income	(3.4)	(2.3)	(2.0)
Total lease cost	$65.0	$63.7	$48.3

Supplemental balance sheet information related to leases was as follows (in millions of dollars unless otherwise noted):

	December 31,
	2025	2024
Operating leases:
Operating lease assets	$165.8	$145.5
Other current liabilities	35.2	32.1
Operating lease liability - long term	138.6	118.9
Weighted average remaining lease term	7.07 years	6.9 years
Weighted average discount rate	6.2%	5.7%
Finance leases:
Property, plant and equipment, net	$20.3	$18.8
Current portion of long-term debt	5.2	4.6
Long-term debt	13.8	12.9
Weighted average remaining lease term	6.3 years	6.9 years
Weighted average discount rate	5.0%	4.7%

Supplemental cash flow information related to leases was as follows (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.9	$0.9	$0.9
Operating cash flows from operating leases	35.7	36.7	24.0
Financing cash flows from finance leases	5.8	5.5	5.0
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$59.5	$94.7	$73.5
Finance leases	5.4	3.8	11.3

Future lease payments under operating leases and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
Twelve months ended December 31:
2026	$46.5	$5.7
2027	37.0	3.9
2028	29.1	2.7
2029	22.8	1.7
2030	20.6	1.2
Thereafter	59.5	5.5
Total undiscounted lease payments	215.5	20.7
Less: imputed interest	(41.7)	(1.7)
Total lease liabilities	$173.8	$19.0

19. Other Current and Long-term Liabilities

The following is a summary of other current liabilities (in millions):

	2025	2024
Accrued compensation	$179.7	$187.8
Income taxes payable (note 14)	76.2	119.6
Acquisition-related litigation settlements (note 25)	70.0	—
Derivative liabilities (note 22)	39.1	0.9
Operating lease liabilities (note 18)	35.2	32.1
Accrued warranty	33.4	32.6
Restructuring liabilities (note 12)	28.7	7.2
Legal and professional fees	22.4	20.2
Other taxes payable (note 14)	21.3	22.9
Accrued dividends payable	11.5	—
Accrued interest	7.1	10.0
Accrual for legal contingencies (note 25)	5.4	86.0
Contingent considerations (note 23)	4.9	5.1
Other accrued expenses	70.5	52.1
Other current liabilities	$605.4	$576.5

The following table sets forth the changes in accrued warranty (in millions):

Balance at December 31, 2022	$24.7
Accruals for warranties issued during the year including changes in estimates	16.8
Settlements of warranty claims	(12.4)
Foreign currency impact	0.9
Balance at December 31, 2023	30.0
Accruals for warranties issued during the year including changes in estimates	20.4
Settlements of warranty claims	(16.0)
Foreign currency impact	(1.8)
Balance at December 31, 2024	32.6
Accruals for warranties issued during the year including changes in estimates	15.8
Settlements of warranty claims	(18.3)
Foreign currency impact	3.5
Balance at December 31, 2025	$33.6

The following is a summary of other long-term liabilities (in millions):

	2025	2024
Income and other taxes payable (note 14)	$82.0	$73.9
Hybrid instruments liability (note 24)	19.6	78.1
Accrued Pension (note 10)	99.7	103.0
Other	37.9	56.0
Other long-term liabilities	$239.2	$311.0

20. Debt

The Company’s debt obligations consist of the following (in millions):

	2025	2024
2024 term loan agreements:
CHF 150 million loan due March 2027, 1.50%	$—	$162.1
CHF 150 million loan due March 2029, 1.50%	180.8	162.1
CHF150 million loan due March 2031, 1.75%	189.0	165.2
2019 term loan agreement:
USD loan quarterly payments of $3.8 million and balloon payment due December 2026	—	263.3
Note Purchase Agreements (NPA – Senior notes):
CHF 50 million due April 15, 2034, 2.56% (a)	63.0	55.1
CHF 146 million due April 15, 2036, 2.62%, and CHF 50 million due April 15, 2036, 2.60% (a)	247.0	215.9
CHF 135 million due April 15, 2039, 2.71%, and CHF 50 million due April 15, 2039, 2.62% (a)	233.1	203.8
CHF 300 million due December 8, 2031, 0.88% (a)	378.1	330.5
CHF 297 million due December 11, 2029, 1.01% (a)	374.3	327.2
EUR 150 million due December 8, 2031, 1.03% (a)	176.0	155.3
CHF revolving loan (in U.S. Dollars) under the 2024 Revolving Credit Agreement	—	27.5
Other loans	11.2	11.9
Unamortized debt issuance costs	(2.4)	(3.1)
Total notes and loans outstanding (b)	$1,850.1	$2,076.8
Finance lease obligations	19.0	17.5
Total debt	$1,869.1	$2,094.3
Current portion of long-term debt and finance lease obligations	(16.6)	(32.5)
Total long-term debt, less current portion	$1,852.5	$2,061.8
(a)
The fair value of the Company’s long-term fixed interest rate debt was $1,432.2 million and $1,278.9 million, as of December 31, 2025, and December 31, 2024, respectively.
(b)
All of the Company’s outstanding indebtedness ranks pari-passu in right of payment with each other and constitutes senior unsecured obligation of the Company. As of December 31, 2025, the annual maturities of notes and loans outstanding excluding the impact of unamortized debt issuance costs, are as follows (in millions): 2026: $11.9; 2027: $19.3; 2028: $20.4; 2029: $538.7; 2030: $10.9; and thereafter: $1,251.3.

Significant borrowings and repayments

The following table summarizes the Company’s debt borrowings and repayments from long-term debt for the years ended December 31 (in millions):

	2025	2024	2023
Proceeds from revolving lines of credit:
2024 Amended and Restated Credit Agreement	$750.5	$981.4	$—
2019 Amended and Restated Credit Agreement (a)	—	268.9	—
Proceeds from revolving lines of credit - Total	$750.5	$1,250.3	$—

Repayments of revolving lines of credit:
2024 Amended and Restated Credit Agreement	$(778.8)	$(1,212.7)	$—
Repayments of revolving lines of credit - Total	$(778.8)	$(1,212.7)	$—

Proceeds from long-term debt:
CHF notes under various 2024 Note Purchase Agreements	$—	$472.1	$—
CHF notes under the 2024 Term Loan Agreement	—	495.6	—
Other	3.5	6.0	2.0
Proceeds from long-term debt - Total	$3.5	$973.7	$2.0

Repayment of long-term debt:
USD notes under the 2012 Note Purchase Agreement	$—	$(100.0)	$—
USD notes under the 2019 Term Loan Agreement	(263.3)	(15.0)	(15.0)
CHF notes under the 2024 Term Loan Agreement	(189.4)	(6.4)	—
Other	(13.8)	(14.0)	(8.5)
Repayment of long-term debt - Total	$(466.5)	$(135.4)	$(23.5)
(a)
As detailed below the 2024 Amended and Restated Credit Agreement amended and restated the 2019 Revolving Credit Agreement on January 18, 2024. All balances were transferred to the 2024 Amended and Restated Credit Agreement

Covenants

As of December 31, 2025, the Company was in compliance with all financial covenants of all debt agreements. The Company’s debt agreements’ covenants consist of customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to incur liens, transfer or sell equity or assets, engage in certain mergers and consolidations, enter into transactions with affiliates, and engage or permit any subsidiary to engage in certain lines of business. They also include customary representations and warranties and events of default. The events of default include, among others, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations and warranties, bankruptcy and insolvency related events, certain ERISA events, material judgments, and the occurrence of a change of control.

Hedging

As of December 31, 2025, the Company has several cross-currency swap agreements with a notional value of $124.1 million of U.S. Dollar to Swiss Franc and a notional value of $124.1 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. Refer to Note 22, Derivative Instruments and Hedging Activities for more information.

Revolving Credit Facility

As of December 31, 2025, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Committed Amounts Available
2024 Amended and Restated Credit Agreement (a)	0.20%	$900.0	$—	$0.7	$899.3
Bank guarantees and working capital line	varies	211.2	—	211.2	—
Total revolving lines of credit		$1,111.2	$—	$211.9	$899.3
(a)
Any debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

Key terms

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

The other terms of the 2024 Term Loan Agreements are substantially similar to the terms of the 2024 Revolving Credit Agreement, including representations and warranties, affirmative, negative and financial covenants, events of default, and leverage and the interest coverage ratio.

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

The other terms of the NPAs are substantially similar to the terms of the 2024 Revolving Credit Agreement, including representations and warranties, affirmative, negative and financial covenants, events of default, and interest coverage ratio. The leverage ratio for the NPAs was not affected by the RCA amendment, noted below.

2024 Amended and Restated Credit Agreement

On January 18, 2024, the Company and certain subsidiaries entered into an agreement that amended and restated the 2019 Revolving Credit Agreement which was entered into on December 11, 2019. This resulted in the aggregate amount available to draw increasing to $900 million from $600 million and an extension of the maturity date to January 18, 2029, as may be further extended by the Company for the periods and on the terms set forth in the 2024 Amended and Restated Credit Agreement (“2024 RCA”).

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

The 2024 RCA includes affirmative, negative and financial covenants and events of default customary for financings of this type. The negative covenants include, among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends, and transactions with affiliates not approved under the agreements. The financial covenants require the Company to maintain a maximum leverage ratio of 3.50 to 1.00 (the “Stated Leverage Ratio” or “SLR”) and a minimum interest coverage of 2:50 to 1.00. In accordance with the terms of the 2024 RCA, the Company can elect to increase the maximum leverage ratio to 4.00 to 1.00, the “Adjusted Leverage Ratio” or “ALR” provided that it shall (1) step down the ALR by 0.25x after two full fiscal quarters following the date of a Material Acquisition, and (2) return to the otherwise SLR after four full fiscal quarters following the date of such Material Acquisition, provided, that the Company may not elect to increase the maximum leverage ratio to the ALR unless there shall be at least one full fiscal quarter immediately prior to such election during which the SLR is in effect. The leverage ratio calculation was amended in October 2025 to allow for the total debt to be stated in U.S. Dollars at the exchange rate date on which the debt originated.

Proceeds of the 2024 RCA may be used by the Company and its subsidiaries to finance working capital needs, refinance or reduce existing indebtedness and for general corporate purposes, including acquisitions.

21. Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

December 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts	2.8	—	2.8	—
Total assets recorded at fair value	$2.8	$—	$2.8	$—
Liabilities:
Contingent consideration (note 23)	$10.2	$—	$—	$10.2
Hybrid instruments liabilities (note 24)	19.6	—	—	19.6
Interest rate and cross-currency swap agreements (note 22)	37.8	—	37.8	—
Forward currency contracts	1.0	—	1.0	—
Equity interest purchase option liability (a)	11.0	—	—	11.0
Total liabilities recorded at fair value	$79.6	$—	$38.8	$40.8

December 31, 2024	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits and money market funds	$17.2	$—	$17.2	$—
Interest rate and cross-currency swap agreements (note 22)	21.8	—	21.8	—
Forward currency contracts	6.0	—	6.0	—
Total assets recorded at fair value	$45.0	$—	$45.0	$—
Liabilities:
Contingent consideration (note 23)	$17.3	$—	$—	$17.3
Hybrid instruments liabilities (note 24)	78.1	—	—	78.1
Interest rate and cross-currency swap agreements (note 22)	17.2	—	17.2	—
Forward currency contracts	0.5	—	0.5	—
Equity interest purchase option liability (a)	14.9	—	—	14.9
Total liabilities recorded at fair value	$128.0	$—	$17.7	$110.3
(a)
Equity interest purchase option liability is related to the Company’s investment in NovAliX, refer to Note 5, Minority and Equity-Method Investments for more information.

22. Derivative Instruments and Hedging Activities

The Company's major exposures relate to foreign exchange rate and interest rate. Risk management activities related to these risks are as follows:

Foreign Exchange Rate Risk

The Company’s exposure to foreign exchange rate risk includes exchange risk as a result of non-U.S. operations having functional currencies other than the U.S. Dollar, which is managed by cross-currency swap agreements and long-term debt designated as net investment hedges. As of December 31, 2025, the Company had several cross-currency swap agreements that qualify for hedge accounting with a notional value of $124.1 million of U.S. Dollar to Swiss Franc and a notional value of $124.1 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of our Euro and Swiss Franc denominated net asset investments. The before tax gains and losses related to hedges of net asset investments in international operations that were recorded within the cumulative translation adjustment section of other comprehensive income were a loss of $251.5 million for the year ended December 31, 2025, gain of $89.1 million for the year ended December 31, 2024, and loss of $100.9 million for the year ended December 31, 2023.

In addition, the Company has foreign currency exposure at a transaction level, and this is addressed by forward currency contracts for significant exposures, which have not been designated as accounting hedges.

Interest Rate Risk

The Company’s exposure to interest rate risk related primarily to outstanding variable rate debt under the U.S. Dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure was managed as part of an interest rate swap which involved the Company paying fixed, receiving floating. The objective of this designated cash flow hedge was to offset the variability of cash flows on term loan debt interest payments attributable to changes in SOFR, a contractually specified rate. The difference between the interest rate received and paid under the interest rate swap agreement was recorded in Interest and other income (expense), net in the consolidated statements of operations. The interest rate swap agreement was terminated during the third quarter of 2025 following the repayment of the 2019 Term Loan. Upon termination, the Company received a settlement amount of $5.9 million which was recorded in Interest and other income (expense), net in the consolidated statements of operations. Included in the settlement amount of $5.9 million was the cumulative net gain of $5.6 million previously recorded in Accumulated other comprehensive income (loss), net of tax in the consolidated statement of balance sheets which the Company reclassified to Interest and other income (expense), net in the consolidated statements of operations and comprehensive income (loss) upon termination of the interest rate swap agreement.

The Company had the following notional amounts outstanding under foreign exchange contracts, cross-currency and interest rate swap agreements and long-term debt designated as net investment hedges and the respective fair value of the instruments recorded in the consolidated balance sheets as follows (in millions):

	December 31, 2025		December 31, 2024
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate and cross-currency swap agreements
Other current assets		$—		$10.7
Other assets		—		11.1
Other current liabilities		(37.8)		—
Other long-term liabilities		—		(17.2)
	$248.2	$(37.8)	$263.3	$4.6
Long-term debt
Long-term debt	1,660.5	(216.0)	1,453.0	(8.5)
Total derivatives designated as hedging instruments	$1,908.7	$(253.8)	$1,716.3	$(3.9)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$855.8	$2.8	$841.9	$6.0
Other current liabilities	257.3	(1.0)	78.6	(0.5)
Total derivatives not designated as hedging instruments	$1,113.1	$1.8	$920.5	$5.5
Total derivatives	$3,021.8	$(252.0)	$2,636.8	$1.6

The following is a summary of the gain (loss) included in Interest and other income (expense), net in the consolidated statements of operations related to the derivative instruments described above (in millions):

	Year Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments
Forward currency contracts	$(14.8)	$(1.3)	$12.4
Embedded derivatives in purchase and delivery contracts	0.5	(1.4)	1.1
	(14.3)	(2.7)	13.5
Derivatives designated as cash flow hedging instruments
Interest rate and cross-currency swap agreements	5.1	10.2	10.4
Derivatives designated as net investment hedging instruments
Interest rate and cross-currency swap agreements	5.0	5.6	7.9
Total	$(4.2)	$13.1	$31.8

The following is a summary of the gain (loss) included in Accumulated other comprehensive income, net of tax in the consolidated statements of comprehensive (loss) income related to the derivative instruments described above (in millions):

	Year Ended December 31,
	2025	2024	2023
Derivatives designated as cash flow hedging instruments
Interest rate and cross-currency swap agreements	$(9.1)	$(3.5)	$(5.5)
Financial instruments designated as net investment hedging instruments
Interest rate and cross-currency swap agreements	(24.5)	12.9	(19.5)
Long-term debt	(158.0)	58.8	(52.1)
	(182.5)	71.7	(71.6)
Total	$(191.6)	$68.2	$(77.1)

23. Contingent Consideration

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2023	$12.3
Current period additions	13.4
Current period adjustments	3.2
Current period settlements	(11.2)
Foreign currency effect	(0.4)
Balance at December 31, 2024	17.3
Current period additions	—
Current period adjustments	(2.5)
Current period settlements	(5.0)
Foreign currency effect	0.4
Balance at December 31, 2025	$10.2

Changes in fair value subsequent to acquisition are recognized in acquisition-related expenses, net included in Other charges, net, in the consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities and the original acquisition date values are included in net cash provided by (used in) financing activities in the consolidated statements of cash flows. The contingent consideration is categorized as Level 3 in the fair value hierarchy and changes in fair value subsequent to acquisition are recognized in earnings. The carrying value and changes in fair value subsequent to acquisition recognized for contingent consideration are not material to the Company’s financial condition or result of operations, therefore additional disclosures regarding the significant unobservable inputs and sensitivity analysis have been omitted. Refer to Note 2, Summary of Significant Accounting Policies for more information on the Company’s policy on contingent consideration.

24. Hybrid Instruments Liabilities

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

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2023	$70.5
Current period additions	—
Current period adjustments	24.1
Current period settlements	(13.8)
Foreign currency effect	(2.7)
Balance at December 31, 2024	78.1
Current period additions	—
Current period adjustments (a)	(50.2)
Current period settlements (b)	(11.9)
Foreign currency effect	3.6
Balance at December 31, 2025	$19.6
(a)
Current period adjustments include a remeasurement of the hybrid liability consisting of a $43.7 million reduction, driven by downward revisions of the long-range financial forecasts for certain subsidiaries during the third quarter of 2025.
(b)
During the fourth quarter of 2025 the Company acquired the remaining interest in certain other majority owned acquisitions, including the remaining interest of 25.85% in PreOmics for $9.0 million, obtaining 100% ownership in them.

The Level 3 fair value measurements of the Company’s hybrid instrument liabilities include the following significant unobservable inputs for the year ended December 31, 2025:

Hybrid Instrument Liabilities	Fair Value as of December 31, 2025 (millions)	Valuation Technique	Unobservable Input	Value
Put / Call Options	19.6	Option Pricing Model	Revenue Risk Premium	4.70%
			EBITDA Risk Premium	11.70%

The Level 3 fair value measurements of the Company’s hybrid instrument liabilities included the following significant unobservable inputs for the year ended December 31, 2024:

Hybrid Instrument Liabilities	Fair Value as of December 31, 2024 (millions)	Valuation Technique	Unobservable Input	Range	Weighted Average (a)
Put / Call Options	78.1	Option Pricing Model	Revenue Risk Premium	1.6% - 12.6%	10.70%
			EBITDA Risk Premium	10.1% - 25.1%	21.70%
(a)
Unobservable inputs were weighted by the relative fair value of the hybrid instrument liabilities.

25. Commitments and Contingencies

Litigation and Related Contingencies

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

At December 31, 2025, and 2024, the accrual for several unresolved legal matters that are probable and estimable was $5.4 million and $86.0 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings individually or in the aggregate, that could materially adversely impact our operating results and cash flows.

In connection with the Company’s acquisition of PhenomeX Inc. (“PhenomeX”) on October 2, 2023, the Company’s wholly owned subsidiary, Bruker Cellular Analysis, Inc., was substituted as a party into the existing patent litigation between PhenomeX and AbCellera Biologics Inc. (“AbCellera”) related to PhenomeX’s Beacon Optofluidic platform products. The University of British Columbia (“UBC”), the owner and licensor to AbCellera of the asserted patents, was a co-plaintiff in the litigation. On December 17, 2025, the Company, AbCellera, and UBC entered into a settlement and patent license agreement resolving the patent litigation globally. The settlement includes an agreement by the Company to pay $36.0 million to AbCellera in the first two quarters of 2026. In addition, effective as of the settlement date, the Company will pay royalties on sales of Bruker’s Beacon Optofluidic platform products in designated market segments until the expiration of the applicable licensed patents. In accounting for the settlement agreement, the Company recognized an intangible asset related to the patent license agreement and recorded the remaining settlement amount under other current liabilities in the consolidated balance sheets in the fourth quarter of 2025. Refer to Note 19, Other Current and Long-term Liabilities for more information on the amounts included within other current liabilities.

In connection with the acquisition of NanoString on May 6, 2024, the Company assumed certain of its liabilities, including the liabilities associated with NanoString’s litigation matters with 10x Genomics, Inc. (“10x”) related to NanoString’s GeoMx Digital Spatial Profiler products, NanoString’s CosMx Spatial Molecular Imager products, and 10x’s Visium Spatial Gene Expression system and related products. On May 12, 2025, the Company and 10x entered into a settlement agreement resolving these litigation matters, with global patent cross license agreements between the two companies. The settlement includes an agreement by the Company to pay $68.0 million to 10x in four equal quarterly installments, beginning in third quarter of 2025 and, effective as of the settlement date, the Company will pay royalties on sales of GeoMx and CosMx products until the expiration of the applicable licensed patents. In connection with the settlement, all ongoing lawsuits and administrative proceedings filed by both companies in several countries, including actions pending in the United States, in Germany, and before the European Unified Patent Court, have been, or are being, withdrawn. In accounting for the settlement agreement, the Company allocated the $68.0 million payment between amounts representing the settlement of the past liability related to patent infringement claims and the future cost of doing business associated with the license agreements. As a result, the Company recognized an intangible asset and recorded the remaining settlement amount under other current liabilities in the consolidated balance sheets. Refer to Note 19, Other Current and Long-term Liabilities for more information on the amounts included within other current liabilities.

Purchase Obligations

The Company has entered into purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services, certain inventory components, and other equipment used in normal operations and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 31, 2025, the Company had purchase obligations totaling approximately $261.7 million, the majority of which are for periods of less than one year.

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended

December 31, 2025, 2024, and 2023, were $9.9 million, $10.1 million and $7.5 million, respectively, and are recorded in cost of product revenue in the consolidated statements of operations.

Letters of Credit and Guarantees

At December 31, 2025, and 2024, the Company had bank guarantees of $211.2 million and $159.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered, or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

26. Shareholders’ Equity

Issuance of Mandatory Convertible Preferred Stock

On September 8, 2025, the Company issued 2,760,000 shares, or $690 million aggregate liquidation preference, of its 6.375% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”) pursuant to a previously announced underwritten public offering (the “Convertible Preferred Offering”). The Company received net proceeds from the Convertible Preferred Offering of $669.7 million, after deducting underwriting discounts and commissions of $19.0 million and offering expenses of $1.3 million. The Company used the proceeds from the Mandatory Convertible Preferred Stock to repay in full the outstanding balance in its 2019 term loan of $255.8 million and the outstanding balance in its 2024 Revolving Credit Agreement of $300 million, as well as repaid $37.6 million of the outstanding balance of the 2024 term loan due in 2027. The Mandatory Convertible Preferred Stock is classified as permanent equity and is included in shareholders’ equity on the consolidated balance sheets. The Mandatory Convertible Preferred Stock is listed on the NASDAQ Exchange under the ticker “BRKRP.”

Dividends

Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as, and if declared by Bruker’s Board of Directors, at an annual rate of 6.375% on the liquidation preference of $250 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of Bruker’s common stock or, subject to certain limitations, in a combination of cash and shares of Bruker’s common stock, at Bruker’s election, on March 1, June 1, September 1 and December 1 of each year, which commenced on December 1, 2025, and ending on, and including, September 1, 2028. If upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of Mandatory Convertible Preferred Stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of Bruker common stock having a market value generally equal to the amount of such undeclared, accumulated and unpaid dividends.

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

If a “fundamental change” as defined in the Certificate of Designations, occurs on or prior to September 1, 2028, then holders of the Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their shares (but in no event in increments of less than one share of the Mandatory Convertible Preferred Stock), into shares of the Company’s common stock at the fundamental change conversion rate, as defined in the Certificate of Designations, for a specified period of time, and also to receive an amount to compensate such holders for unpaid accumulated dividends and any remaining future scheduled dividend payments.

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

Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. During the year ended December 31, 2025, the Company purchased 200,731 shares at an aggregate cost of $10.0 million. During the year ended December 31, 2024, the Company did not purchase any shares under the 2023 Repurchase Program. Authorization for the remaining $359.9 million on the 2023 Repurchase Program expired in May 2025.

Stock Compensation Plans

Incentive Compensation Plans

In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s shareholders. With the approval of the 2016 Plan, no further grants will be made under the existing Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”). As of December 31, 2025, 5,539,490 options and 570,011 restricted stock units have been granted under the 2010 Plan. At December 31, 2025, 500 options were outstanding under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2026 Plan will be administered by the Compensation Committee of the Board or another Committee appointed by the Board (the “Committee”). The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Stock option awards granted under the 2016 Plan typically vest over a period of one to four years. As of December 31, 2025, 1,962,894 options and 3,910,161 restricted stock units have been granted under the 2016 Plan. At December 31, 2025, 913,166 options and 1,190,165 restricted stock units were outstanding under the 2016 Plan.

In May 2025, the Bruker Corporation 2026 Incentive Compensation Plan (the “2026 Plan”) was approved by the Company’s common shareholders. The 2026 Plan was effective as of February 19, 2026 (“the Effective Date”), which was the date immediately following the date on which the Bruker Corporation 2016 Incentive Compensation Plan (the “Prior Plan”) expired. No additional awards will be granted under the Prior Plan on or after the Effective Date. The 2026 Plan provides for the issuance of up to 12,000,000 shares of the Company’s common stock. The 2026 Plan will be administered by the Compensation Committee of the Board or another Committee appointed by the Board (the “Committee”) and provides for grants of awards to non-employee directors, employees, and certain key advisors of the Company, and its subsidiaries in the form of nonqualified and incentive options, stock awards, stock units, stock appreciation rights, cash-based awards, and other awards. The Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. The 2026 Plan will terminate on May 28, 2035, unless terminated earlier pursuant to its terms.

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

Employee Stock Purchase Plan

In June 2022, the Company's shareholders approved the 2022 Employee Stock Purchase Plan, under which eligible employees may contribute up to 10% of their earnings toward the semi-annual purchase of the Company's stock. The plan makes available 2,500,000 shares. Each plan enrollment period covers six months beginning June 1 and December 1 of each year. The purchase price per share of the Company's stock is equal to 90% of the lower of (1) the fair market value per share of the Company's stock on the first day of the applicable purchase period or (2) the fair market value per share of the Company's stock on the applicable purchase date, unless otherwise specified by the Plan Administrator before the start of any purchase period. At December 31, 2025, 2,165,420 shares remain available under the 2022 Employee Stock Purchase Plan.

Stock-based Compensation

The following presents the impact of stock-based compensation expense on our consolidated statements of operations (in millions):

	2025	2024	2023
Stock options	$1.9	$1.9	$1.6
Restricted stock units	20.0	18.6	16.0
Employee Stock Purchase Plan	1.8	1.2	0.8
Total stock-based compensation	$23.7	$21.7	$18.4

	2025	2024	2023
Cost of product revenue	$2.2	$1.9	$1.4
Selling, general and administrative	18.4	17.1	15.1
Research and development	3.1	2.7	1.9
Total stock-based compensation	$23.7	$21.7	$18.4

In addition to the awards above, the Company recorded stock-based compensation (gain) expense within other charges, net of $(3.5) million, $3.6 million and $5.6 million at December 31, 2025, 2024, and 2023, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At December 31, 2025, the Company also expects to recognize additional pre-tax stock-based compensation expense of $45.9 million associated with outstanding restricted stock units granted under the Company’s 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.9 years.

At December 31, 2025, the Company expects to recognize pre-tax stock-based compensation expense of $4.7 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years. The number of outstanding options that are exercisable and expected to vest as of December 31, 2025, is 913,666.

Restricted Stock Units

Restricted stock unit activity is presented below:

	Shares Subject to Restriction	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	853,238	$64.91
Granted	710,538	34.25
Vested (a)	(299,973)	66.59
Forfeited	(73,638)	60.17
Outstanding at December 31, 2025	1,190,165	$46.46
(a)
The total fair value of restricted stock vested for the years ended December 31, 2025, 2024, and 2023 was $10.2 million, $16.9 million, and $17.8 million, respectively.

27. Subsequent Events

On January 6, 2026, the Company acquired the remaining 60% ownership interest in Tofwerk AG and its subsidiaries, an entity in which the Company previously held a 40% interest accounted for under the equity method of accounting, for CHF 45.6 million (approximately $57.3 million). As a result of this transaction, as of the acquisition date, Tofwerk AG and its subsidiaries became wholly owned subsidiaries of the Company. Tofwerk AG and its subsidiaries design and manufacture innovative solutions for chemical analysis by Time-of-Flight mass spectrometers for applications that demand exceptional speed and sensitivity.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

We excluded Biocrates Life Sciences GmbH, Ridom GmbH, RECIPE Chemicals + Instruments GmbH, and Molzym GmbH &Co. KG from our assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in business combinations during 2025. The total assets and total revenues of the acquired entities collectively represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The full text of our code of conduct, which applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Board of Directors, is published on our Investor Relations website at www.bruker.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

We have adopted an Insider Trading Policy that applies to our employees, officers, and directors. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of our securities, as well as the applicable rules and regulations of Nasdaq. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, New York, NY, PCAOB ID 238.

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders.

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

(3)
Exhibits
(b)
List of Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Bruker Corporation	Form 10-K	March 27, 2020

3.2	Amended and Restated Bylaws of Bruker Corporation	Form 8-K	May 30, 2024

3.3	Certificate of Designations of 6.375% Mandatory Convertible Preferred Stock, Series A of Bruker Corporation.	Form 8-K	September 8, 2025

4.1	Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation	Form 10-K	March 1, 2017

4.2	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K	March 27, 2020

10.1†	Bruker Corporation 2010 Incentive Compensation Plan	Schedule 14A	April 14, 2010

10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2010

10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2010

10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement	Form 10-Q	August 9, 2010

10.5†	Bruker Corporation 2016 Incentive Compensation Plan	Schedule 14A	April 22, 2016

10.6†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement	Form 10-Q	August 9, 2019

10.7†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	Form 10-Q	August 9, 2019

10.8†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement	Form 10-Q	August 9, 2019

10.9†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement	Form 10-K	March 1, 2017

10.10†	Bruker Corporation Employee Stock Purchase Plan	Form S-8	June 3, 2022

10.11*	Note Purchase Agreement, dated January 18, 2012	Form 8-K	January 19, 2012

10.12	First Amendment to the Note Purchase Agreement, dated January 18, 2012	Form 10-Q	August 7, 2020

10.13†	Bruker Corporation 2019 Short-Term Incentive Compensation Program	Form 8-K	February 21, 2019

10.14†	Bruker Corporation 2022 Short-Term Incentive Compensation Program	Form 10-K	February 28, 2022

10.15†	Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman	Form 10-Q	August 9, 2018

10.16†	Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse	Form 10-Q	August 9, 2018

10.17†	Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega	Form 10-Q	May 9, 2013

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

		Form 8-K	January 19, 2024

10.29*	Note Purchase Agreement dated as of February 1, 2024.	Form 8-K	February 2, 2024

10.30*	Note Purchase Agreement dated as of February 8, 2024	Form 8-K	February 12, 2024

10.31	Share Purchase Agreement, dated as of February 27, 2024, by and between Bruker Invest AG, and Tecfin S.à r.l., Christoph Gauer, Eliman 1 and Eliman 2.	Form 10-K	February 29, 2024

10.32	Warranty Agreement, dated as of February 27, 2024, by and among Bruker Invest AG, Tecfin S.à r.l., Christoph Gauer, Eliman 1 and Eliman 2.	Form 10-K	February 29, 2024

10.33	Three- and Five-Year Term Loan Agreement dated as of March 29, 2024.	Form 8-K	April 2, 2024

10.34	Seven-Year Term Loan Agreement dated as of March 29, 2024.	Form 8-K	April 2, 2024

10.35*	Asset Purchase Agreement, dated as of April 17, 2024, by and between Bruker Corporation and NanoString Technologies.	Form 8-K	April 22, 2024

10.36	Underwriting Agreement, dated May 29, 2024, by and among Bruker Corporation and BofA Securities, Inc. and J.P. Morgan Securities LLC.	Form 8-K/A	June 5, 2024

10.37†	Bruker Corporation 2026 Incentive Compensation Plan	Form 8-K	May 29, 2025

19.1 **	Insider Trading Policy of Bruker Corporation.

21.1 **	Subsidiaries of the Company

23.1 **	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1 **	Power of attorney (included on signature page hereto)

31.1 **	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1 **	Bruker Corporation Compensation Recoupment Policy
g
101.INS **	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH **	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104**	Cover page formatted in Inline XBRL and contained in Exhibit 101

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

BRUKER CORPORATION

Date: February 27, 2026	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date

/S/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2026
Frank H. Laukien, Ph.D.

/S/ GERALD N. HERMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Gerald N. Herman

/S/ THOMAS M. BURES	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Thomas M. Bures

/S/ BONNIE H. ANDERSON	Director	February 27, 2026
Bonnie H. Anderson

/S/ CYNTHIA M. FRIEND, PH.D.	Director	February 27, 2026
Cynthia M. Friend, Ph.D.

/S/ WILLIAM A. LINTON	Director	February 27, 2026
William A. Linton

/S/ JOHN A. ORNELL	Director	February 27, 2026
John A. Ornell

/S/ RICHARD A. PACKER	Director	February 27, 2026
Richard A. Packer

/S/ ADELENE Q. PERKINS	Director	February 27, 2026
Adelene Q. Perkins

/S/ HERMANN F. REQUARDT, PH.D.	Director	February 27, 2026
Hermann F. Requardt, Ph.D.

/S/ ROBERT J. ROSENTHAL, PH.D.	Director	February 27, 2026
Robert J. Rosenthal, Ph.D.

/S/ LAURA A. FRANCIS	Director	February 27, 2026
Laura A. Francis

/S/ JOHN J. (JACK) PHILLIPS	Director	February 27, 2026
John J. (Jack) Phillips