Form 10-Q
period 2026-03-31
BRUKER CORP
filed 2026-05-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Stock, $0.01 par value per share	152,225,624 shares
6.375% Series A Mandatory Convertible Preferred Stock, $0.01 par value per share	2,760,000 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$133.4	$298.8
Accounts receivable, net	542.7	544.9
Inventories	1,121.5	1,094.6
Other current assets	306.0	274.2
Total current assets	2,103.6	2,212.5
Property, plant and equipment, net	719.6	744.8
Goodwill and intangible assets, net	2,475.3	2,447.3
Other long-term assets	832.2	836.8
Total assets	$6,130.7	$6,241.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$8.4	$16.6
Accounts payable	269.1	215.9
Current portion of deferred revenue and customer advances	479.7	441.3
Other current liabilities	597.9	605.4
Total current liabilities	1,355.1	1,279.2
Long-term debt	1,662.9	1,852.5
Other long-term liabilities	609.9	599.4
Redeemable noncontrolling interests	35.8	36.8
Total shareholders’ equity	2,467.0	2,473.5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,130.7	$6,241.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Product revenue	$646.4	$643.3
Service and other revenue	177.0	158.1
Total revenue	823.4	801.4
Cost of product revenue	347.6	322.3
Cost of service and other revenue	96.0	87.9
Total cost of revenue	443.6	410.2
Gross profit	379.8	391.2
Operating expenses:
Selling, general and administrative	242.1	225.4
Research and development	101.3	97.1
Other charges, net	26.2	36.9
Total operating expenses	369.6	359.4
Operating income	10.2	31.8
Interest and other income (expense), net	11.7	(6.7)
Income before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	21.9	25.1
Income tax provision	2.5	8.7
Equity in (losses) income of unconsolidated investees, net of tax	(3.7)	0.4
Consolidated net income	15.7	16.8
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.3	(0.6)
Net income attributable to Bruker Corporation	14.4	17.4
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—
Net income attributable to Bruker Corporation common shareholders	$3.5	$17.4
Net income per common share attributable to Bruker Corporation common shareholders:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11
Weighted average common shares outstanding:
Basic	152.2	151.6
Diluted	152.7	151.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2026	2025
Consolidated net income	$15.7	$16.8

Other comprehensive income:

Foreign currency translation:
Foreign currency translation (loss) gain before income taxes	(28.9)	71.3
Income tax (benefit) expense on foreign currency translation adjustments	(2.3)	0.5
Foreign currency translation (loss) gain after income taxes	(26.6)	70.8

Designated hedging instruments:
Gain (loss) on designated hedging instruments before income taxes	19.7	(50.7)
Income tax (benefit) expense related to designated hedging instruments	4.7	(12.1)
Gain (loss) on designated hedging instruments after income taxes	15.0	(38.6)

Other comprehensive income (loss), net of taxes	0.1	(0.6)

Total other comprehensive (loss) income	(11.5)	31.6

Total Comprehensive income	4.2	48.4
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.3
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interests	(0.2)	0.2
Total Comprehensive income attributable to Bruker Corporation	$3.7	$47.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2025	$36.8	$2,760,000	$—	152,143,041	$1.8	30,904,588	$(1,242.2)	$1,414.6	$2,361.8	$(79.5)	$2,456.5	$17.0	$2,473.5
Stock options exercised	—	—	—	48,580	—	—	—	1.1	—	—	1.1	—	1.1
Restricted stock units vested	—	—	—	31,467	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	—	5.5	—	—	5.5	—	5.5
Employee stock purchase plan	—	—	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(10.9)	—	(10.9)	—	(10.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Loan repayments from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Certain other acquisitions	(0.8)	—	—	—	—	—	—	—	0.5	—	0.5	—	0.5
Consolidated net income	0.3	—	—	—	—	—	—	—	14.4	—	14.4	1.0	15.4
Other comprehensive loss	(0.5)	—	—	—	—	—	—	—	—	(10.7)	(10.7)	(0.3)	(11.0)
Balance at March 31, 2026	$35.8	$2,760,000.0	$—	152,223,088	$1.8	30,904,588	$(1,242.2)	$1,421.6	$2,358.1	$(90.2)	$2,449.1	$17.9	$2,467.0

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	18,771	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	24,999	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Shares repurchased	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Dividends to common shareholders	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net income (loss)	(0.4)	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive loss	0.6	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$15.7	$16.8
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	58.3	50.4
Other non-cash expenses, net	21.4	(11.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts payable and accrued expenses	11.2	26.4
Inventories	(47.2)	(28.4)
Other changes in operating assets and liabilities, net	11.8	11.3
Net cash provided by operating activities	71.2	65.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(24.2)	(26.0)
Cash paid for acquisitions, net of cash acquired	(16.0)	(1.1)
Other investing activities, net	0.5	1.0
Net cash used in investing activities	(39.7)	(26.1)

Cash flows from financing activities:
Repayments of revolving line of credit	—	(167.9)
Proceeds from revolving line of credit	—	139.9
Repayment of long-term debt	(181.3)	(7.7)
Proceeds from long-term debt	—	2.9
Payment of dividends to Series A Mandatory Convertible Preferred Shareholders	(11.0)	—
Payment of dividends to common shareholders	(7.6)	(7.7)
Repurchase of common stock	—	(10.0)
Other financing activities, net	(5.0)	(0.7)
Net cash used in financing activities	(204.9)	(51.2)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.9	13.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(165.5)	1.0
Cash, cash equivalents and restricted cash at beginning of period	303.1	186.7
Cash, cash equivalents and restricted cash at end of period	$137.6	$187.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$10.9	$12.5
Cash paid for taxes	$24.3	$66.4
Restricted cash period beginning balance	$4.3	$3.3
Restricted cash period ending balance	$4.2	$3.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

1.
Description of Business

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or the “Company”), develops, manufactures, and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular, and cellular levels. Many of the Company’s products are used to detect, measure, and visualize structural characteristics of chemical, biological, and industrial material samples.

The Company has four reportable segments:

•
Bruker Scientific Instruments (“BSI”) BioSpin:

Designs, manufactures, and distributes life science tools based on magnetic resonance technology and provides automated laboratory research and development and quality control workflow solutions in a wide range of chemical research fields. Revenues are generated by academic and government research customers, pharmaceutical and biotechnology companies, and nonprofit laboratories, as well as chemical, food and beverage, clinical, and other industrial companies.

•
BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection):

Designs, manufactures, and distributes life science mass spectrometry, applied spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments, and solutions based on infrared and Raman molecular spectroscopy technologies. Provides systems and assays for molecular diagnostics (“MDx”), biomedical systems/specialty IVD and microbiology, and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (“CBRNE”) detection. Revenues are generated from academic institutions and medical schools; pharmaceutical, biotechnology, and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food, and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2026, and December 31, 2025, and for the three months ended March 31, 2026, and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025, was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 27, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income, and cash flows have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2026, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, have not changed.

2.
Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This new guidance refines certain aspects of the hedge accounting guidance in ASC 815 to better align financial reporting with the economic effects of an entity's risk management activities and to address implementation issues identified since the hedge accounting guidance that was issued prior to this ASU. Specifically, the ASU provides improvements in the following five areas: (i) similar risk assessment of cash flow hedges, (ii) hedging forecasted interest payments on chose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign currency-denominated debt instruments as a hedging instrument and hedged item. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 – Intangibles, Goodwill, and other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new guidance modernizes the accounting for internal-use software by removing references to prescriptive project stages and introducing a new capitalization threshold based on management’s commitment to funding and the probability of project completion. Entities are also required to evaluate significant development uncertainty before capitalizing costs. The Company early adopted the ASU effective as of January 1, 2026, prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3.
Acquisitions

During the three months ended March 31, 2026, and during the year ended December 31, 2025, the Company completed various acquisitions that collectively complemented the product offerings of the Company’s existing businesses.

The valuation methodology used to determine the fair value of the identifiable assets acquired and liabilities assumed, unless otherwise noted, is consistent with that described in Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

2026 Acquisitions

The following table presents the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2026 acquisitions (in millions):

Acquisition (Segment)	Tofwerk (BSI CALID)	Other	Total
Consideration Transferred:
Cash paid	$30.3	$7.7	$38.0
Cash acquired	(21.4)	(0.2)	(21.6)
Fair value of deferred consideration	27.0	—	27.0
Fair value of previously held equity interest	38.1	—	38.1
Working capital and other closing adjustments	—	(0.5)	(0.5)
Total consideration transferred, net of cash acquired	$74.0	$7.0	$81.0
Allocation of Consideration Transferred:
Accounts receivable	6.5	0.3	6.8
Inventories	12.1	0.6	12.7
Other current assets	2.9	0.1	3.0
Property, plant and equipment	0.2	0.1	0.3
Other assets	9.5	—	9.5
Intangible assets:
Technology	32.7	6.9	39.6
Customer relationships	3.7	—	3.7
Trade name	1.4	—	1.4
Goodwill	36.4	—	36.4
Deferred taxes (net)	(7.8)	(0.9)	(8.7)
Liabilities assumed	(23.6)	(0.1)	(23.7)
Total consideration allocated	$74.0	$7.0	$81.0

The table below summarizes information on the Tofwerk AG and its wholly owned subsidiaries (collectively “Tofwerk”) acquisition:

Tofwerk
Acquisition date	January 6, 2026
Activity of acquired business

Developer and manufacturer of high-performance time-of-flight (“TOF”) mass spectrometers and related analytical instrumentation used across environmental analysis, industrial monitoring, semiconductor applications, and scientific research. Tofwerk’s modular TOF platform enables real-time, high-resolution detection and quantification of complex chemical compositions. This acquisition enhances Bruker’s mass spectrometry portfolio by expanding our capabilities in TOF based solutions and strengthens our position in advanced environmental, industrial, and research markets that benefit from high sensitivity, real time mass spectrometric analysis.

Location	Thun, Switzerland
Percentage of voting equity interests acquired	Remaining 60.0% ownership interest in Tofwerk. The Company’s existing 40.0% interest in Tofwerk was previously accounted for under the equity method.
Business acquired	Outstanding share capital of Tofwerk.

On January 6, 2026, the Company acquired the remaining 60.0% ownership interest in Tofwerk and its subsidiaries. The transaction was accounted for as an acquisition achieved in stages. The acquisition date fair value of the existing interest was $38.1 million which resulted in a non-taxable gain of $12.2 million that the Company recognized in interest and other income (expense), net in the unaudited condensed consolidated statements of operations for the period. Refer to Note 11, Interest and other income (expense), net for further information. Based on the terms of the transaction and the nature of the negotiations, the Company determined there was no control premium factored into the purchase of the additional 60.0% interest. The fair value of the existing interest in Tofwerk was determined using the implied business economic value of the entity based on the terms of the acquisition of the additional 60.0% interest.

As a result of the transaction, the Company recognized 100% of the identifiable assets acquired and liabilities assumed of Tofwerk at their respective acquisition‑date fair values. The excess of the total consideration transferred, together with the fair value of the previously held interest, over the fair value of identifiable net assets acquired was recorded as goodwill.

The most significant identifiable intangible asset acquired was technology. The fair value of the technology and customer relationships intangible assets was estimated using a multi-period excess earnings method. The fair value of the tradename intangible asset was estimated using a relief from royalty method. The following table presents estimated useful life for the acquired intangible assets as determined by the Company:

Tofwerk
Intangible Asset — Technology	4 years
Intangible Asset — Customer relationships	7 years
Intangible Asset — Tradename	13 years

The estimated useful life for the acquired technology intangible assets for the other acquisitions as determined by the Company was 3 years.

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

The Company recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available at the time of the issuance of these financial statements for the Tofwerk acquisition and other acquisitions that occurred in the first quarter of 2026. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates.

Results of operations for 2026 acquired businesses

Results from the acquisitions included in the consolidated financial statements of the Company from the acquisition dates through March 31, 2026, include revenues of $13.0 million and pre-tax gains totaling $0.5 million. The tax effect of pre-tax gains incurred will be included in the related jurisdictional tax returns of the subsidiaries.

Supplemental Pro Forma Information for 2026 acquired businesses (unaudited)

The consolidated results for the quarter ended March 31, 2026, would not be materially different had the Tofwerk acquisition been completed on January 1, 2026, instead of January 6, 2026. The other acquisition completed during the quarter ended March 31, 2026 was not material to the Company. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in the consolidated financial statements.

2025 Acquisitions

The following table presents the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2025 acquisitions (in millions):

Acquisition (Segment)	Recipe (BSI CALID)	Other (Various)	Total
Consideration Transferred:
Cash paid	$58.8	$20.0	$78.8
Cash acquired	(5.2)	(1.4)	(6.6)
Fair value of redeemable noncontrolling interest	27.5	1.1	28.6
Working capital and other closing adjustments	6.5	2.3	8.8
Total consideration transferred, net of cash acquired	$87.6	$22.0	$109.6
Allocation of Consideration Transferred:
Accounts receivable	$2.3	$0.7	$3.0
Inventories	7.7	1.0	8.7
Other current assets	0.1	0.6	0.7
Property, plant and equipment	21.2	1.2	22.4
Other assets	4.9	1.0	5.9
Intangible assets:
Technology	14.4	10.4	24.8
Customer relationships	30.2	0.9	31.1
Trade name	1.6	0.9	2.5
Goodwill	34.3	12.6	46.9
Deferred taxes (net)	(17.0)	(0.7)	(17.7)
Liabilities assumed	(12.1)	(6.6)	(18.7)
Total consideration allocated	$87.6	$22.0	$109.6

The table below summarizes information on the Recipe Chemicals + Instruments GmbH (“Recipe”) acquisition:

Recipe
Acquisition date	April 14, 2025
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

The following table presents estimated useful life for the acquired intangible assets related to the Recipe acquisition as determined by the Company:

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

The Company has finalized its valuation of the assets acquired and liabilities assumed related to the acquisitions that occurred during the first half of 2025, within the measurement period, and no further material adjustments were made. For certain other acquisitions that occurred in the fourth quarter of 2025, the Company recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available as of the time of the issuance of these financial statements. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates.

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

Supplemental Pro Forma Information for 2025 acquired businesses (unaudited)

The consolidated results for the year ended December 31, 2025, would not be materially different had the 2025 acquisitions been completed on January 1, 2025. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in the consolidated financial statements.

4.
Minority and Equity-method Investments

2026

As of March 31, 2026, the aggregate amount of equity investments without readily determinable fair value using the measurement alternative was $25.9 million. During the three months ended March 31, 2026, the Company completed one minority investment. Total cash consideration for the investment was de minimis.

The Company acquired a minority equity interest in NovAliX in 2024 and concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034 (the “put option liability”). The fair value of the put option liability was estimated to be $10.9 million as of March 31, 2026, and $11.0 million as of December 31, 2025. The fair value measurement of the liability as of March 31, 2026, and as of December 31, 2025, included significant unobservable inputs as follows:

Instrument	Valuation Technique	Unobservable Input	Value
Equity interest purchase option liability	Discounted Cash Flow	Revenue Risk Premium	2.5%
		EBITDA Risk Premium	9.8%

Refer to Note 11, Interest and other income (expense), net, for information on impairment charges to write down the carrying value of a certain minority investment for the three months ended March 31, 2026.

2025

As of December 31, 2025, the aggregate amount of equity investments without a readily determinable fair value using the measurement alternative was $26.3 million. During the year ended December 31, 2025, the Company completed several minority investments. The following table reflects the consideration transferred (in millions):

Name	Financial Statement Classification	Date Acquired	Total Consideration	Cash Consideration
Other minority investments	Other long-term assets	Various	$8.2	$7.2

During the year ended December 31, 2025, the Company identified qualitative indicators of impairment for certain minority investments which are accounted for under the measurement alternative. Such qualitative indicators of impairment included an updated assessment of the investee’s remaining operating cash runway, the likelihood and ability to raise additional capital, and current business plans. The Company determined the fair value of these investments to be below their carrying amounts, as a result, the Company recorded impairment charges of $20.0 million during the year ended December 31, 2025, of which $1.9 million was recorded during the three months ended March 31, 2025, to write down the carrying values of these investments. The impairment charges are included in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations.

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2025	$1,547.7
Current period additions	36.4
Current period adjustments	—
Foreign currency effect	(11.2)
Balance at March 31, 2026	$1,572.9

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

Subsequent to March 31, 2026, the Company completed the merger of the Bruker Spatial Biology division and the Bruker Cellular Analysis Business Unit, with Bruker Spatial Biology as the surviving division. This merger triggered an interim goodwill impairment test, and if there is any resulting impairment charge, it will be recorded in the second quarter of 2026.

Intangible Assets

The following is a summary of intangible assets (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$817.8	$(372.7)	$445.1	$787.3	$(358.2)	$429.1
Customer relationships	593.8	(178.5)	415.3	594.6	(169.1)	425.5
Trade names	68.7	(28.8)	39.9	67.9	(27.4)	40.5
Other	18.0	(15.9)	2.1	18.1	(13.6)	4.5
Intangible assets	$1,498.3	$(595.9)	$902.4	$1,467.9	$(568.3)	$899.6

For the three months ended March 31, 2026, and 2025, the Company recorded amortization expense of $32.5 million and $27.3 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets, are less than the assets’ carrying value, and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Impairment costs are recorded in total cost of revenue and total operating expenses in the unaudited condensed consolidated statements of operations for the difference between the fair value and carrying value of the asset. During the three months ended March 31, 2026, the Company identified indicators of impairment due to the operating performance of certain asset groups and the decision to discontinue certain product lines due to restructurings plans as described in Note 10, Restructuring and Asset Impairments. In connection therewith, the Company determined that certain long-lived assets had net carrying values that were not recoverable and as result during the three months ended March 31, 2026, the Company recognized impairment charges of $0.7 million in cost of product revenue for existing technology and related patents intangible assets in the NANO segment, and $2.0 million in other charges, net for existing technology and related patents intangible assets in the CALID segment. During the three months ended March 31, 2025, the Company recognized a de minimis impairment charge to write off a trade name intangible asset which was no longer in use.

6.
Revenue

The following table presents the Company’s revenue by end customer geography for the three months ended March 31, (in millions):

	2026	2025
United States	$221.9	$217.4
Germany	62.7	61.1
Europe excluding Germany	258.9	224.1
China	74.0	101.2
Asia Pacific excluding China	134.7	131.4
Other	71.2	66.2
Total revenue	$823.4	$801.4

The following table presents revenue for the Company recognized at a point in time versus over time for the three months ended March 31, (in millions):

	2026	2025
Revenue recognized at a point in time	$688.3	$678.7
Revenue recognized over time	135.1	122.7
Total revenue	$823.4	$801.4

As of March 31, 2026, and December 31, 2025, the following balances were associated with revenue (in millions):

	March 31, 2026	December 31, 2025
Contract assets	$118.7	$113.0
Contract liabilities (a)	586.1	550.4
Remaining performance obligations (b)	$2,707.8	$2,569.4
(a)
Approximately $186.5 million of the contract liability balance on December 31, 2025, was recognized as revenue during the three months ended March 31, 2026.
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

The Company has historically generated higher levels of revenue in the fourth quarter and lower levels of revenue in the first quarter of the year, which it believes is influenced by its customers’ budgeting cycles.

7.
Business Segment Information

The Company's CEO is the chief operating decision maker. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments, such as costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, and costs associated with our global information technology transition initiatives. The Company's intersegment sales and transfers are accounted for at discounted market-based prices based on intersegment agreements. The chief operating decision maker uses segment operating income to assess the performance for each segment by comparing the results of each segment with one another, comparing actual results to budget and prior year, as well as to allocate resources.

The following table presents segment results for the three months ended March 31, 2026, and 2025, (in millions):

	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$197.5	$316.3	$246.0	$63.6	$823.4	$207.8	$280.1	$256.6	$56.9	$801.4
Intersegment revenue	—	—	—	3.2	3.2	—	—	—	2.4	2.4
Total segment revenue	$197.5	$316.3	$246.0	$66.8	$826.6	$207.8	$280.1	$256.6	$59.3	$803.8

Segment expenses:
Cost of revenue	$102.7	$139.3	$120.2	$52.5	$414.7	$109.7	$117.8	$118.9	$46.4	$392.8
Selling, general and administrative	41.8	81.3	68.5	5.9	197.5	39.0	72.9	69.3	5.3	186.5
Research and development	24.2	33.1	42.9	0.8	101.0	22.0	27.9	45.3	0.6	95.8
Segment operating income	$28.8	$62.6	$14.4	$7.6	$113.4	$37.1	$61.5	$23.1	$7.0	$128.7

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$29.1					$26.9
Adjustments and reconciling items (b)					74.1					70.0
Total consolidated operating income					$10.2					$31.8

Interest and other income (expense), net					11.7					(6.7)

Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$21.9					$25.1
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
(b)
Adjustments and reconciling items consist of costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology (“IT”) transition initiatives, goodwill, intangible assets, and other long-lived asset impairment charges, and other costs.

Refer to Note 6, Revenue for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods reported (in millions):

	Three Months Ended March 31,
	2026	2025
Capital Expenditures:
BSI BioSpin	$2.4	$3.2
BSI CALID	6.7	8.4
BSI NANO	4.9	4.9
BEST	1.6	4.8
Corporate	2.3	4.7
Total capital expenditures	$17.9	$26.0
Depreciation and Amortization:
BSI BioSpin	$11.7	$10.4
BSI CALID	24.6	19.8
BSI NANO	17.0	16.7
BEST	2.6	2.1
Corporate	2.4	1.4
Total depreciation and amortization	$58.3	$50.4

Total assets by segment are as follows (in millions):

	March 31, 2026	December 31, 2025
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$5,978.4	$6,094.2
BEST	194.7	192.4
Eliminations and other (a)	(42.4)	(45.2)
Total assets	$6,130.7	$6,241.4
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

8.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and associated net income per common share attributable to Bruker Corporation common shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Bruker Corporation	$14.4	$17.4
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—
Net income attributable to Burker Corporation common shareholders	$3.5	$17.4

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	152.2	151.6
Effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan	0.5	0.3
Series A Mandatory Convertible Preferred Stock	—	—
Weighted average common shares outstanding - diluted	152.7	151.9
Net income per common share attributable to Bruker Corporation common shareholders:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

The methodology used to determine the earnings per common share attributable to Bruker Corporation common shareholders is consistent with that described in Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended March 31,
	2026	2025
Stock options, restricted stock units, and employee stock purchase plan	1.1	1.0
Series A Mandatory Convertible Preferred Stock	19.2	—

9.
Other Charges, Net

The components of other charges, net are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Acquisition-related expenses, net (a)	$4.1	$6.2
Acquisition-related litigation charges	—	18.6
Restructuring charges	8.3	7.6
Long-lived asset impairment charges	12.9	0.7
Other	0.9	3.8
Other charges, net	$26.2	$36.9
(a)
Acquisition-related expenses relate primarily to transaction costs on potential and consummated acquisitions and integration costs of recently acquired entities.

10. Restructuring and Asset Impairments

The following table presents restructuring costs by segment as included within the Company’s unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenues:
BSI BioSpin	$1.5	$1.0
BSI CALID	(0.3)	1.2
BSI NANO	8.3	0.4
Total Cost of revenues	$9.5	$2.6
Other charges, net:
BSI BioSpin	$2.9	$5.8
BSI CALID	1.5	1.0
BSI NANO	3.7	0.8
Corporate	0.2	—
Total Other charges, net	8.3	7.6
Total	$17.8	$10.2

The following table sets forth the changes in restructuring reserves, excluding costs of $7.4 million for scrapping, expired, or expiring inventory, for the three months ended March 31, 2026 (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2025	$32.2	$31.9	$0.3
Restructuring charges	10.4	9.8	0.6
Cash payments	(12.6)	(12.0)	(0.6)
Non-cash adjustments	0.2	0.1	0.1
Foreign currency impact	(0.4)	(0.4)	—
Balance at March 31, 2026	$29.8	$29.4	$0.4

Corporate wide restructuring plan: In the second quarter of 2025, the Company initiated a corporate-wide restructuring plan to be implemented across multiple functions and geographies to address macroeconomic conditions and uncertainties challenges, drive cost efficiencies and margin improvements, as well as to better align the Company’s product offerings (the “corporate-wide restructuring plan”). The corporate-wide restructuring plan includes a reduction in headcount, consolidation of leased facilities, and discontinuation of certain product offerings. The corporate-wide restructuring plan is expected to be completed during 2026.

The following table summarizes the charges incurred in connection with the corporate-wide restructuring plan by reportable segment for the three months ended March 31, 2026 (amounts in millions):

BSI BioSpin
Severance and termination charges	$2.1
Inventory product restructuring charges	0.8
Other restructuring charges	0.1
Total BSI BioSpin	3.0
BSI CALID
Severance and termination charges	2.0
Inventory product restructuring charges	(0.9)
Total BSI CALID	1.1
BSI NANO
Severance and termination charges	(0.1)
Total BSI NANO	(0.1)
Corporate
Severance and termination charges	0.2
Other restructuring charges	0.1
Total Corporate	0.3
Total Corporate wide restructuring charges (a)	$4.3
(a)
The Company made severance, exit, and other restructuring payments of $11.9 million for the three months ended March 31, 2026.

As of March 31, 2026, the Company expects to incur additional restructuring charges of $4.5 million primarily related to legal fees in connection with corporate-wide restructuring plan through the remainder of 2026. However, there may be additional costs in addition to those known as of March 31, 2026, that will be recognized through the remainder of 2026. Refer to Note 12, Restructuring of the Annual Report on Form 10K for the year ended December 31, 2025, for further information on this restructuring plan.

BSI NANO restructuring plan: In the first quarter of 2026, the Company initiated a restructuring plan to be implemented in the BSI NANO segment to drive cost efficiencies and margin improvements primarily through the consolidation of certain divisions (the “BSI NANO restructuring plan”). The BSI NANO restructuring plan includes a reduction in headcount, merger of divisions within the segment, consolidation of leased facilities, and discontinuation of certain product offerings. The BSI NANO restructuring plan is expected to be completed during 2026.

The following table summarizes the charges incurred in connection with the BSI NANO restructuring plan for the three months ended March 31, 2026 (amounts in millions):

BSI NANO Restructuring Plan
Severance and termination charges	$4.5
Inventory product restructuring charges	7.6
Other restructuring charges	0.2
Total BSI NANO (a)	$12.3
(a)
The Company made severance, exit, and other restructuring payments of less than $0.1 million for the three months ended March 31, 2026.

In connection with the BSI NANO restructuring plan, the BSI NANO segment deemed certain right of use (“ROU”) assets, fixed assets, and existing technology and related patents intangible assets’ carrying value to be lower than its fair value. As a result, the segment recorded impairment charges totaling $3.1 million for ROU assets, $8.7 million for fixed assets, and $0.7 million for existing technology and related patents intangible assets during the three months ended March 31, 2026.

11.
Interest and Other Income (Expense), Net

The components of interest and other income (expenses), net are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest income	$4.9	$3.1
Interest expense	(12.2)	(13.1)
Impairment of minority investments	(0.6)	(1.9)
Exchange gains, net on foreign currency transactions	4.4	4.3
Gain on remeasurement of previously held equity interest in Tofwerk	12.2	—
Other income	3.0	0.9
Interest and other income (expense), net	$11.7	$(6.7)

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Income Tax Provision	$2.5	$8.7
Effective Tax Rates (a)	11.4%	34.7%
Penalties and Interest (recorded in provision for income taxes for unrecognized tax benefits)	$0.4	$0.8
(a)
The decrease in the Company's effective tax rate was primarily due to changes in jurisdictional mix and the impact of a nontaxable gain associated with the acquisition of Tofwerk (refer to Note 3, Acquisitions for more information).

The table below summaries unrecognized tax benefits and accrued interest and penalties components (in millions):

	March 31, 2026	December 31, 2025
Unrecognized Tax Benefits (a)	$74.1	$72.8
Accrued Interest and Penalties (b)	$6.7	$6.4
(a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company's effective tax rate.
(b)
These are related to uncertain tax positions and were included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2026 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of approximately 7.8% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2026.

The Organization for Economic Co-operation and Development introduced its Pillar Two Framework Model Rules (“Pillar 2”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended March 31, 2026 reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance did not have a material impact on our income tax provision for the three months ended March 31, 2026. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar 2.

13.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$393.4	$392.0
Work-in-process	374.2	343.6
Finished goods	234.3	243.1
Demonstration units	119.6	115.9
Total Inventories	$1,121.5	$1,094.6

Finished goods include in-transit systems shipped to the Company’s customers for which control has not passed on to the customers. As of March 31, 2026, and December 31, 2025, the value of finished goods inventory-in-transit was $71.8 million and $81.1 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Unbilled receivables	$118.2	$112.5
Income and other taxes receivable (note 12)	84.8	74.2
Prepaid expenses	41.0	35.2
Deposits with vendors	28.2	23.8
Lease receivable	4.7	4.4
Other assets	29.1	24.1
Other current assets	$306.0	$274.2

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	March 31, 2026	December 31, 2025
2024 term loan agreements (a):
CHF 150 million loan due March 2029, 1.41%	—	180.8
CHF 150 million loan due March 2031, 1.68%	187.3	189.0
Note Purchase Agreements (NPA – Senior notes) (b):
CHF 50 million due April 15, 2034, 2.56%	62.4	63.0
CHF 146 million due April 15, 2036, 2.62%, and CHF 50 million due April 15, 2036, 2.60%	244.8	247.0
CHF 135 million due April 15, 2039, 2.71%, and CHF 50 million due April 15, 2039, 2.62%	231.0	233.1
CHF 300 million due December 8, 2031, 0.88%	374.7	378.1
CHF 297 million due December 11, 2029, 1.01%	370.9	374.3
EUR 150 million due December 8, 2031, 1.03%	173.2	176.0
Other loans	10.6	11.2
Unamortized debt issuance costs	(2.0)	(2.4)
Total notes and loans outstanding	$1,652.9	$1,850.1
Finance lease obligations	18.4	19.0
Total debt	$1,671.3	$1,869.1
Current portion of long-term debt and finance lease obligations	(8.4)	(16.6)
Total long-term debt, less current portion	$1,662.9	$1,852.5
(a)
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
(b)
The fair value of the Company's long-term fixed interest rate debt was $1,407.4 million and $1,432.2 million as of March 31, 2026, and December 31, 2025, respectively.

Significant borrowings and repayments:

The following table summarizes the Company’s debt borrowings and repayments for the three months ended March 31, 2026, and 2025 (amounts in millions):

	March 31, 2026	March 31, 2025
Proceeds from revolving lines of credit:
2024 Amended and Restated Credit Agreement	$—	$139.9
Proceeds from revolving lines of credit - Total	$—	$139.9

Repayments of revolving lines of credit:
2024 Amended and Restated Credit Agreement	$—	$(167.9)
Repayments of revolving lines of credit - Total	$—	$(167.9)

Proceeds from long-term debt:
Other	$—	$2.9
Proceeds from long-term debt - Total	$—	$2.9

Repayment of long-term debt:
USD notes under the 2019 Term Loan Agreement	$—	$(3.8)
CHF notes under the 2024 Term Loan Agreement	(179.1)	(2.1)
Other	(2.2)	(1.8)
Repayment of long-term debt - Total	$(181.3)	$(7.7)

Revolving Credit Facility:

As of March 31, 2026, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement (a)	0.20%	$900.0	$—	$0.7	$899.3
Bank guarantees and working capital line	varies	215.2	—	215.2	—
Total revolving lines of credit		$1,115.2	$—	$215.9	$899.3
(a)
Any debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

As of March 31, 2026, the Company was in compliance with the financial covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and present them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

March 31, 2026	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts	7.0	—	7.0	—
Total assets recorded at fair value	$7.0	$—	$7.0	$—
Liabilities:
Contingent consideration (note 18)	$10.4	$—	$—	$10.4
Hybrid instruments liabilities (note 19)	19.7	—	—	19.7
Interest rate and cross-currency swap agreements (note 17)	33.7	—	33.7	—
Forward currency contracts	2.1	—	2.1	—
Equity interest purchase option liability (a)	10.9	—	—	10.9
Total liabilities recorded at fair value	$76.8	$—	$35.8	$41.0

December 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts	2.8	—	2.8	—
Total assets recorded at fair value	$2.8	$—	$2.8	$—
Liabilities:
Contingent consideration (note 18)	$10.2	$—	$—	$10.2
Hybrid instruments liabilities (note 19)	19.6	—	—	19.6
Interest rate and cross-currency swap agreements (note 17)	37.8	—	37.8	—
Forward currency contracts	1.0	—	1.0	—
Equity interest purchase option liability (a)	11.0	—	—	11.0
Total liabilities recorded at fair value	$79.6	$—	$38.8	$40.8
(a)
Equity interest purchase option liability is related to NovAliX. Refer to Note 4, Minority and Equity-Method Investments, for more information.

Refer to Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for further information on the risks and valuation methodology used for assets and liabilities measured or disclosed at fair value.

17.
Derivative Instruments and Hedging Instruments

The Company's major exposure relates to foreign exchange rate risk. The Company’s exposure to foreign exchange rate risk includes exchange risk as a result of non-U.S. operations having functional currencies other than the U.S. Dollar, which is managed by cross-currency swap agreements and long-term debt designated as net investment hedges. As of March 31, 2026, the Company had several cross-currency swap agreements that qualify for hedge accounting with a notional value of $122.3 million of U.S. Dollar to Swiss Franc and a notional value of $122.3 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of its Euro and Swiss Franc denominated net asset investments.

In addition, the Company has foreign currency exposure at a transaction level, and this is addressed by forward currency contracts for significant exposures, which have not been designated as accounting hedges.

The following table presents the Company's notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements, and long-term debt designated as net investment hedges, as well as the respective fair value of the instruments (in millions):

	March 31, 2026		December 31, 2025
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments
Interest rate cross-currency swap agreements
Other current liabilities	$244.6	$(33.7)	$248.2	$(37.8)
Long-term debt
Long-term debt	1,644.3	(199.9)	1,660.5	(216.0)
Total derivatives designated as hedging instruments	$1,888.9	$(233.6)	$1,908.7	$(253.8)
Derivatives not designated as hedging instruments
Forward currency contracts
Other current assets	$781.0	$7.0	$855.8	$2.8
Other current liabilities	305.5	(2.1)	257.3	(1.0)
Total derivatives not designated as hedging instruments	1,086.5	4.9	1,113.1	1.8
Total derivatives	$2,975.4	$(228.7)	$3,021.8	$(252.0)

The following is a summary of the gain (loss) included in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended March 31,
	2026	2025
Derivatives not designated as hedging instruments
Forward currency contracts	$0.6	$4.2
Embedded derivatives in purchase and delivery contracts	(0.1)	0.2
	0.5	4.4
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$—	$1.9
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	$1.2	$1.3
	1.2	3.2
Total	$1.7	$7.6

The following is a summary of the gain (loss) included in Accumulated other comprehensive income, net of tax in the unaudited condensed consolidated statements of operations and comprehensive income related to the derivative instruments described above (in millions):

	Three Months Ended March 31,
	2026	2025
Derivatives designated as cash flow hedging instruments
Interest rate cross-currency swap agreements	$—	$(2.1)
	—	(2.1)
Derivatives designated as net investment hedging instruments
Interest rate cross-currency swap agreements	$2.7	$(5.4)
Long-term debt	12.3	(31.1)
	15.0	(36.5)
Total	$15.0	$(38.6)

The Company's exposure to interest rate risk related primarily to outstanding variable rate debt under the U.S. Dollar denominated 2019 Term Loan and adverse movements in the related market rates. This exposure was managed as part of an interest rate swap which involved us paying fixed, receiving floating. The interest rate swap agreement was terminated during the third quarter of 2025 following the repayment of the 2019 Term Loan.

18. Contingent Consideration:

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2025	$10.2
Current period additions	—
Current period adjustments	0.3
Current period settlements	—
Foreign currency effect	(0.1)
Balance at March 31, 2026	$10.4

Changes in fair value subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other charges, net, in the unaudited condensed consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities, and the original acquisition date values are included in net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows. The contingent consideration is categorized as Level 3 in the fair value hierarchy and changes in fair value subsequent to acquisition are recognized in earnings. The carrying value and changes in fair value subsequent to acquisition recognized for contingent consideration are not material to the Company’s financial condition or result of operations, therefore additional disclosures regarding the significant unobservable inputs and sensitivity analysis have been omitted. Refer to Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for more information on the Company’s policy on contingent consideration.

19. Hybrid Instruments Liabilities:

Related to certain other majority owned acquisitions, the Company has entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell the remaining ownerships for cash at contractually defined redemption values. Refer to Note 2, Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for more information on the Company’s policy on hybrid instruments liabilities.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2025	$19.6
Acquisitions	—
Current period adjustments	0.1
Current period settlements	—
Foreign currency effect	—
Balance at March 31, 2026	$19.7

The Level 3 fair value measurements of our hybrid instrument liabilities include the following significant unobservable inputs for the three months ended March 31, 2026:

Hybrid Instrument Liabilities	Valuation Technique	Unobservable Input	Value
Put / Call Options	Option Pricing Model	Revenue Risk Premium	4.7%
		EBITDA Risk Premium	11.7%

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

At March 31, 2026, and December 31, 2025, the accrual for several unresolved legal matters that are probable and estimable was $5.6 million and $5.4 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings individually or in the aggregate that could materially adversely impact our operating results and cash flows.

In December 2025, the Company entered into a settlement and patent license agreement with AbCellera Biologics Inc. (“AbCellera”) and The University of British Columbia (“UBC”) resolving a previous patent litigation matter. The settlement included an agreement by the Company to pay $36.0 million to AbCellera in two equal installments over the first two quarters of 2026, as well as royalties on sales of the Company’s Beacon Optofluidic platform products in designated market segments until the expiration of the applicable patents. As of March 31, 2026, the remaining unpaid portion of the settlement liability was $18.0 million and is expected to be paid by the end of the second quarter of 2026.

In May 2025, the Company entered into a settlement and global cross license agreements with 10x Genomics, Inc. (“10x”) resolving a previous patent litigation matter. The settlement included an agreement by the Company to pay $68.0 million to 10x in four quarterly installments beginning in the third quarter of 2025, as well as royalties on sales of the Company’s GeoMx Digital Spatial Profiler and CosMx Spatial Molecular Imager products until the expiration of the applicable patents. As of March 31, 2026, the remaining unpaid portion of the settlement liability was $15.8 million (plus accrued interest), and this was subsequently paid in April 2026.

21.
Shareholders’ Equity

At March 31, 2026, the Company had 183,127,676 shares issued and 152,223,088 shares outstanding of common stock (260,000,000 shares authorized with $0.01 par value).

Mandatory Convertible Preferred Stock

As of March 31, 2026, the Company had 2,760,000 shares of Series A mandatory convertible preferred stock outstanding or $693.7 million in aggregate liquidation preference (5,000,000 shares authorized with $0.01 par value). When, and if declared by the Company’s board of directors, dividends on the Series A mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.375% on the liquidation preference of $250 per share. Dividends on the Series A mandatory convertible preferred stock are cumulative, and the Series A mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s common stock on September 1, 2028. Unless converted earlier in accordance with its terms, each share of Series A mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 6.9534 and 8.5179 shares of Common Stock, in each case, subject to customary anti-dilution adjustments. The number of shares of Common Stock issuable upon mandatory conversion will be determined based on the average volume weighted average price per share of Common Stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 1, 2028. If upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of the Series A mandatory convertible preferred stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of Bruker common stock having a market value generally equal to the amount of such undeclared, accumulated and unpaid dividends.

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

Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Repurchase Program”) authorizing the purchase of up to $500.0 million of the Company’s common stock over a two-year period, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The 2023 Repurchase Program expired in May 2025 and has not been renewed. At March 31, 2026, the Company held 30,904,588 shares of treasury stock at cost.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of operations and comprehensive income (in millions):

	Three Months Ended March 31,
	2026	2025
Stock options	$0.5	$0.5
Restricted stock units	5.0	4.7
Employee Stock Purchase Plan	0.5	0.4
Total stock-based compensation expense	$6.0	$5.6

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$0.6	$0.5
Selling, general and administrative	4.6	4.4
Research and development	0.8	0.7
Total stock-based compensation expense	$6.0	$5.6

In addition to the awards above, the Company recorded stock-based compensation expense within other charges, net of $0.1 million and $0.6 million in the three months ended March 31, 2026, and 2025, respectively, related to the fair value changes of hybrid instruments associated with the option rights of certain minority shareholders of the Company’s majority owned acquisitions.

At March 31, 2026, the Company expected to recognize pre-tax stock-based compensation expense of $4.2 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 2.7 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $41.1 million associated with outstanding restricted stock units granted under the Company's 2016 Incentive Compensation Plan over the weighted average remaining service period of 2.6 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The dollar amounts listed in the tables presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of U.S. Dollars.

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
our cost savings initiatives;
•
our working capital requirements and the sufficiency of our cash, borrowings and proceeds of indebtedness to fund our operations and investment activities;
•
our plans to make capital investments;
•
the impact of changes to tax and accounting rules, and changes in law;
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

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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
•
geopolitical tensions, including those that have or may have impact on our customers, such as the conflict between Russia and Ukraine and related economic sanctions, conflicts in the Middle East and surrounding areas and hostilities involving Iran, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential conflict involving countries in Asia that are significant to the Company’s supply chain operations, such as Taiwan and China;
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

Consolidated Results

The following table presents a summary of our consolidated results as of the three months ended March 31, 2026, and 2025 (dollars in millions):

	Three Months Ended March 31,
	2026	2025
GAAP Financial Measures:
Revenue	$823.4	$801.4
Revenue year-on-year growth rate	2.7%	11.0%
Gross Profit	$379.8	$391.2
Gross Profit Margin	46.1%	48.8%
Operating Income	$10.2	$31.8
Operating Income Margin	1.2%	4.0%
Net cash provided by operating activities	$71.2	$65.0
Non-GAAP Financial Measures (see “Non-GAAP Measures” below):
Non-GAAP Constant-exchange rate (“CER”) currency revenue	$786.8	$811.8
Non-GAAP Constant-exchange rate (“CER”) currency revenue year-on-year (decrease) growth rate	(1.8)%	12.5%
Non-GAAP Organic Revenue	$766.0	$742.6
Non-GAAP Organic Revenue year-on-year (decrease) growth rate compared to prior year revenue	(4.4)%	2.9%
Non-GAAP Gross Profit	$411.8	$410.9
Non-GAAP Gross Profit Margin	50.0%	51.3%
Non-GAAP Operating Income	$84.2	$101.7
Non-GAAP Operating Income Margin	10.2%	12.7%
Non-GAAP Free Cash Flow	$47.0	$39.0

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

Reconciliations of GAAP to Non-GAAP financial measures:

GAAP revenue to non-GAAP CER currency and non-GAAP organic revenue:

	Three Months Ended March 31,
	2026	yoy growth (decline) (a)	2025
GAAP revenue	$823.4	2.7%	$801.4
Effect of changes in foreign currency translation rates	36.6		(10.4)
Non-GAAP CER currency revenue	$786.8	(1.8)%	$811.8
Acquisitions	20.8		69.2
Non-GAAP Organic revenue	$766.0	(4.4)%	$742.6
(a)
Year-over-year (“yoy”) growth rates are calculated as the percentage increase (or decrease) in respective line items relative to GAAP revenue in the comparable prior year.

The non-GAAP CER revenue decline during the three months ended March 31, 2026, was driven primarily by weaker demand in the academic and government research and industrial markets for our analytical instruments, partially offset by higher revenue from semiconductor and hospital and clinical markets as well as the current year impact of recent acquisitions.

GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin:

	Three Months Ended March 31,
	2026		2025
Gross profit	$379.8	46.1%	$391.2	48.8%
Non-GAAP adjustments:
Restructuring costs	9.5	1.2%	2.6	0.3%
Acquisition-related costs	3.4	0.4%	2.3	0.3%
Purchased intangible amortization	16.7	2.0%	14.0	1.7%
Intangible assets impairment charges	0.7	0.1%	—	—
Lease and fixed asset impairment charges	1.8	0.2%	0.2	—
Other costs	(0.1)	—	0.6	0.2%
Non-GAAP gross profit	$411.8	50.0%	$410.9	51.3%

Non-GAAP gross profit remained relatively flat compared to the comparable period in the prior year as positive results of cost savings initiatives were offset by foreign exchange headwinds from a declining U.S. Dollar, lower revenue volume, and unfavorable sales mix.

GAAP operating income and operating margin to non-GAAP operating income and operating margin:

	Three Months Ended March 31,
	2026		2025
Operating income	$10.2	1.2%	$31.8	4.0%
Non-GAAP adjustments:
Restructuring costs	17.8	2.2%	10.2	1.3%
Acquisition-related costs	7.5	0.9%	8.6	1.1%
Purchased intangible amortization	32.5	3.9%	27.3	3.4%
Acquisition-related litigation charges	—	—	18.6	2.3%
Intangible assets impairment charges	2.7	0.3%	0.3	—
Lease and fixed asset impairment charges	12.7	1.5%	0.6	0.1%
Other costs	0.8	0.2%	4.3	0.5%
Non-GAAP operating income	$84.2	10.2%	$101.7	12.7%

The decrease in our non-GAAP operating margins during the three months ended March 31, 2026, was driven primarily by foreign exchange headwinds from a declining U.S. Dollar, lower revenue volume, and unfavorable revenue mix, partially offset by cost savings initiatives.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$71.2	$65.0
Less: purchases of property, plant and equipment	(24.2)	(26.0)
Non-GAAP free cash flow	$47.0	$39.0

For the three months ended March 31, 2026, our free cash flow increased by $8.0 million compared to the same period in 2025, driven by higher operating cashflow and lower capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025.

Consolidated Results

The following table presents our results for the periods reported:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
Product revenue	$646.4	$643.3	$3.1	0.5%
Service and other revenue	177.0	158.1	18.9	12.0%
Total revenue	823.4	801.4	22.0	2.7%
Cost of product revenue	347.6	322.3	25.3	7.8%
Cost of service and other revenue	96.0	87.9	8.1	9.2%
Total cost of revenue	443.6	410.2	33.4	8.1%
Gross profit	379.8	391.2	(11.4)	(2.9)%
Operating expenses:
Selling, general and administrative	242.1	225.4	16.7	7.4%
Research and development	101.3	97.1	4.2	4.3%
Other charges, net	26.2	36.9	(10.7)	(29.0)%
Total operating expenses	369.6	359.4	10.2	2.8%
Operating income	10.2	31.8	(21.6)	(67.9)%
Interest and other income (expense), net	11.7	(6.7)	18.4	(274.6)%
Income before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	21.9	25.1	(3.2)	(12.7)%
Income tax provision	2.5	8.7	(6.2)	(71.3)%
Equity in (losses) income of unconsolidated investees, net of tax	(3.7)	0.4	(4.1)	(1025.0)%
Consolidated net income	15.7	16.8	(1.1)	(6.5)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.3	(0.6)	1.9	(316.7)%
Net income attributable to Bruker Corporation	14.4	17.4	(3.0)	(17.2)%
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—	10.9	100.0%
Net income attributable to Bruker Corporation common shareholders	$3.5	$17.4	$(13.9)	(79.9)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
BSI BioSpin	$197.5	$207.8	$(10.3)	(5.0)%
BSI CALID	316.3	280.1	36.2	12.9%
BSI NANO	246.0	256.6	(10.6)	(4.1)%
BEST	66.8	59.3	7.5	12.6%
Eliminations (a)	(3.2)	(2.4)	(0.8)
Total revenue	$823.4	$801.4	$22.0	2.7%
(a)
Represents product and service revenue between reportable segments.

The overall revenue increase during the three months ended March 31, 2026, was driven mostly by foreign exchange tailwinds from a declining U.S. Dollar and the impact of recent acquisitions within the BSI CALID segment. The BSI BioSpin Segment decrease in revenue was primarily driven by weaker demand in the academic and government research market and GHz-class NMR system sales activity, with one GHz-class NMR system sold in Q1 2025 as compared to none in Q1 2026, partially offset by growth from Pre-Clinical Imaging, services, and software. The BSI CALID Segment revenue increase was driven by the impact of recent acquisitions, including Tofwerk AG (“Tofwerk”), as well as increased volumes from the Optics division and their applied market Security Detection business. BSI Nano Segment revenue decline was driven by weaker demand in the academic and government research and industrial markets for our analytical instruments partially offset by higher revenue from the semiconductor market. The BEST revenue increase was driven mainly by the low temperature superconductor business and higher revenue from the magnetic resonance imaging market.

Geographically during the three months ended March 31, 2026, compared to the same period in 2025, our North American revenue decreased by 0.2% and European revenue increased by 12.8%, while Asia Pacific revenue decreased by 10.3% mostly driven by China.

Gross Profit

The following table presents gross profit and gross profit margins (“GPM”) by reportable segment for the periods reported:

	Three Months Ended March 31,
	2026		2025
	Gross Profit	GPM by Segment	Gross Profit	GPM by Segment
BSI BioSpin	$88.9	45.0%	$93.7	45.1%
BSI CALID	167.7	53.0%	153.3	54.7%
BSI NANO	109.1	44.3%	131.4	51.2%
BEST	14.1	21.1%	12.8	21.6%
Total gross profit	$379.8	46.1%	$391.2	48.8%

The decrease in total gross profit and gross profit margin during the three months ended March 31, 2026, was driven primarily by foreign exchange headwinds from a declining U.S. Dollar, lower revenue volume, and unfavorable revenue mix, partially offset by cost savings initiatives.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2026, increased to 29.4% of total revenue, from 28.1% of total revenue for the comparable period in 2025. The increase as a percentage of revenue was primarily due to decline of CER and Organic revenue, increased costs associated with foreign exchange headwinds from a declining U.S. Dollar, partially offset by the impact of cost savings initiatives.

Research and Development

Our research and development expenses for the three months ended March 31, 2026, increased to 12.3% of total revenue from 12.1% of total revenue for the comparable period in 2025. We commit substantial resources, efforts, and capital to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. Additionally, we have been able to gain access to research and development capabilities through acquisitions, acquiring the intellectual property, technology, and expertise of the acquired companies. The increase in research and development costs as a percentage of revenue was primarily a result of increased costs associated with foreign exchange headwinds.

Other Charges, Net

Other charges, net for the three months ended March 31, 2026, decreased to $26.2 million compared to $36.9 million for the comparable period in 2025. The year over year decrease was primarily due to the acquisition-related litigation charges of $18.6 million in 2025 with no comparable charges in 2026, offset by an increase in long-lived asset impairment charges of $12.2 million as a result of the restructuring programs described in Note 10, Restructuring and Asset Impairments. Refer to Note 9, Other Charges, Net for more details on our other charges, net costs.

Operating Income

The following table presents operating income and operating margins (“OM”) by reportable segment for the periods reported:

	Three Months Ended March 31,
	2026		2025
	Operating Income	OM by Segment	Operating Income	OM by Segment
BSI BioSpin	$16.0	8.1%	$23.7	11.4%
BSI CALID	40.7	12.9%	40.2	14.4%
BSI NANO	(21.8)	(8.9)%	(7.0)	(2.7)%
BEST	7.5	11.2%	6.9	11.6%
Corporate, eliminations and other (a)	(32.2)		(32.0)
Total operating income	$10.2	1.2%	$31.8	4.0%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The decrease in total operating income and operating income margin was primarily due to unfavorable revenue mix which negatively impacted gross margins, increased restructuring costs and impairment charges, and foreign exchange headwinds from a declining U.S. Dollar. In August 2025, we announced a cost savings initiative aimed at reducing annualized costs by approximately $100 million to $120 million by the end of 2026. This cost savings initiative was implemented with the intention to improve operating income and operating margins on a company-wide basis. The reductions affect all parts of our business including supply chain, manufacturing, commercial operations, administrative functions, and research and development.

Global Tariffs

Early in 2025, the U.S. government imposed or increased tariffs on certain foreign imports into the United States from key trading partners, including Germany and Switzerland. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) declarations seeking refunds for tariffs paid during fiscal 2025 and the first quarter of fiscal 2026; however, all claims remain subject to CBP review and validation. Because the timing and approval of any refunds are uncertain and contingent upon further legal, regulatory, and administrative developments, no receivable has been recognized as of March 31, 2026. Any approved refunds, if received, could be material.

Various other tariff programs remain in effect. In February 2026 the U.S. imposed new temporary tariff measures currently scheduled to remain in place through July 2026 and it may impose additional tariffs or extend or expand existing programs. These tariff measures and the related uncertainty in global trade markets have contributed to lower‑than‑anticipated bookings, revenues, and profitability, and may continue to adversely affect our business for the foreseeable future. The magnitude and duration of these impacts are difficult to predict, as trade policies may change without notice. We continue to monitor these developments and assess their potential impact on our business, results of operations and financial condition.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the gain on remeasurement of the previously held equity interest in Tofwerk of $12.2 million. On January 6, 2026, we acquired the remaining 60.0% interest in Tofwerk and remeasured to fair value the previously held 40.0% interest which was accounted for under the equity method. Refer to Note 3, Acquisitions for more details on the Tofwerk acquisition and Note 11, Interest and Other Income (Expense), net for more details on our interest and other income (expense), net.

Income Tax Provision

The effective tax rates for the three months ended March 31, 2026, and 2025 were 11.4% and 34.7%, respectively. The decrease in the Company's effective tax rate was primarily due to changes in jurisdictional mix and the impact of a nontaxable gain associated with the acquisition of Tofwerk ( refer to Note 3, Acquisitions for more information).

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules, which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three months ended March 31, 2026, reflected currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance did not have a material impact on our income tax provision for the three months ended March 31, 2026. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar Two.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs, and other liquidity needs for at least the next twelve months and the foreseeable future under the currently anticipated business conditions and macroeconomic environment. As of March 31, 2026, we had $133.4 million in cash and cash equivalents, of which $74.0 million was held in our foreign subsidiaries. The Company has access to the vast majority of its cash and cash equivalent balances held outside of the United States without incurring significant additional tax costs and therefore considers them available for use globally. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Our future cash requirements could be affected by acquisitions that we may complete, or the payment of common and preferred dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common and preferred stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

We aggregate all bank accounts that are subject to our notional cash pooling arrangement into a single balance on our consolidated balance sheets. Our notional cash pooling arrangement is managed by a third-party financial institution and as of March 31, 2026, based on the reporting maintained by our financial institution, it was in a positive position.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$71.2	$65.0
Net cash used in investing activities	(39.7)	(26.1)
Net cash used in financing activities	(204.9)	(51.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.9	13.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(165.5)	$1.0

Net cash provided by operating activities during the three months ended March 31, 2026, resulted primarily from consolidated net income adjusted for non-cash items of $95.4 million, and a change in operating assets and liabilities, net of acquisitions of $(24.2) million. Net cash provided by operating activities during the three months ended March 31, 2025, resulted primarily from consolidated net income adjusted for non-cash items of $55.7 million, and a change in operating assets and liabilities, net of acquisitions of $9.3 million.

The increase in consolidated net income adjusted for non-cash items was primarily driven by the non-cash impairment charges related to intangible assets and other long lived assets primarily in our BSI NANO segment as a result of our BSI NANO restructuring plan described in Note 10, Restructuring and Asset Impairments, an increase in write-down of demonstration and other inventories, and timing of income taxes payable. The change in operating assets and liabilities, net of acquisitions, decreased primarily due to increased collections of receivables and an increase in inventory which was largely attributable to foreign currency movements.

Net cash used in investing activities during the three months ended March 31, 2026, resulted primarily from purchases of property, plant and equipment of $24.2 million and acquisitions of $16.0 million. Net cash used in investing activities during the three months ended March 31, 2025, resulted primarily from purchases of property, plant and equipment of $26.0 million. Net cash used in investing activities during the three months ended March 31, 2026 increased compared to the comparable period in the prior year due to acquisitions, primarily due to the acquisition of Tofwerk, which closed in the first quarter of 2026.

Net cash used in financing activities during the three months ended March 31, 2026, was primarily from repayments of long-term debt of $181.3 million and cash paid for dividends to our preferred and common shareholders of $18.6 million. Net cash used in financing activities during the three months ended March 31, 2025, was primarily from net repayments of our revolving line of credit of $28.0 million, repayments of long-term debt of $7.7 million, and cash paid for purchases of common stock under our repurchase program of $10.0 million, offset by proceeds from long-term debt of $2.9 million. During the first quarter of 2026, we repaid in full the outstanding balance in our 2024 term loan due in 2029. Additionally, during the year ended December 31, 2025, we raised proceeds via the issuance of equity in the form of the issuance of the Series A Mandatory Convertible Preferred Stock to pay down some of our outstanding debt obligations. As a result of such issuance, we also have certain obligations with respect to discretionary dividends to our preferred shareholders in addition to the discretionary dividends historically paid to our common shareholders.

Credit Facilities

As of March 31, 2026, we have total outstanding debt of $1.7 billion and a revolving credit facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the revolving facility or incur term loans in an aggregate amount not to exceed $400.0 million. As of March 31, 2026, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of March 31, 2026, and December 31, 2025, refer to Note 15, Debt and Note 16, Fair Value of Financial Instruments to our unaudited condensed consolidated financial statements included in this report. For additional information on our outstanding debt and credit facility refer to Note 20 Debt, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program

Pursuant to a share repurchase program approved by our Board of Directors and announced on May 12, 2023, we were permitted to purchase up to $500.0 million of shares of our common stock over a two-year period. During the three months ended March 31, 2025, the Company purchased a total of 200,731 shares at an aggregate cost of $10.0 million under the 2023 Repurchase Program. The 2023 Repurchase Program expired in May 2025 and has not been renewed.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment and commercial matters, which arise in the ordinary course of business. As of March 31, 2026, other than as disclosed in Note 20, Commitments and Contingencies in the Notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program approved by the Board of Directors and announced on May 12, 2023 (the “2023 Repurchase Program”), the Company was permitted to purchase up to $500.0 million of shares of its common stock over a two-year period. Authorization to purchase shares under the 2023 Repurchase Program expired in May 2025. The Company did not make any purchases of its common stock during the quarter ended March 31, 2026.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
10.1	Bruker Corporation 2026 Incentive Compensation Plan	Form S-8	February 27, 2026

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL (included in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)