Form 10-Q
period 2026-06-30
BRUKER CORP
filed 2026-08-05
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2026
Common Stock, $0.01 par value per share	152,359,316 shares
6.375% Series A Mandatory Convertible Preferred Stock, $0.01 par value per share	2,760,000 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

		Page
Part I	CONDENSED FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	4
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4:	Controls and Procedures	40
Part II	OTHER INFORMATION	41
Item 1:	Legal Proceedings	41
Item 1A:	Risk Factors	41
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5:	Other Information	41
Item 6:	Exhibits	42
	Signatures	43

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$184.9	$298.8
Accounts receivable, net	545.9	544.9
Inventories	1,120.1	1,094.6
Other current assets	374.1	274.2
Total current assets	2,225.0	2,212.5
Property, plant and equipment, net	714.1	744.8
Goodwill and intangible assets, net	2,297.6	2,447.3
Other long-term assets	816.2	836.8
Total assets	$6,052.9	$6,241.4
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$10.1	$16.6
Accounts payable	200.2	215.9
Current portion of deferred revenue and customer advances	444.6	441.3
Other current liabilities	549.8	605.4
Total current liabilities	1,204.7	1,279.2
Long-term debt	1,814.7	1,852.5
Other long-term liabilities	597.7	599.4
Redeemable noncontrolling interests	35.6	36.8
Total shareholders’ equity	2,400.2	2,473.5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,052.9	$6,241.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$663.7	$634.7	$1,310.1	$1,278.0
Service and other revenue	174.8	162.7	351.8	320.8
Total revenue	838.5	797.4	1,661.9	1,598.8
Cost of product revenue	332.3	346.1	679.9	668.4
Cost of service and other revenue	90.2	93.4	186.2	181.3
Total cost of revenue	422.5	439.5	866.1	849.7
Gross profit	416.0	357.9	795.8	749.1
Operating expenses:
Selling, general and administrative	238.9	231.4	481.0	456.8
Research and development	94.3	100.2	195.6	197.3
Goodwill impairment charge	134.9	—	134.9	—
Other charges, net	13.2	14.4	39.4	51.3
Total operating expenses	481.3	346.0	850.9	705.4
Operating (loss) income	(65.3)	11.9	(55.1)	43.7
Interest and other income (expense), net	24.6	(11.4)	36.3	(18.1)
(Loss) income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(40.7)	0.5	(18.8)	25.6
Income tax provision (benefit)	14.2	(3.1)	16.7	5.6
Equity in income of unconsolidated investees, net of tax	4.0	0.6	0.3	1.0
Consolidated net (loss) income	(50.9)	4.2	(35.2)	21.0
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	(3.4)	2.4	(4.0)
Net (loss) income attributable to Bruker Corporation	(52.0)	7.6	(37.6)	25.0
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—	21.8	—
Net (loss) income attributable to Bruker Corporation common shareholders	$(62.9)	$7.6	$(59.4)	$25.0
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.41)	$0.05	$(0.39)	$0.16
Diluted	$(0.41)	$0.05	$(0.39)	$0.16
Weighted average common shares outstanding:
Basic	152.3	151.6	152.2	151.6
Diluted	152.3	151.7	152.2	151.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated net (loss) income	$(50.9)	$4.2	$(35.2)	$21.0

Other comprehensive (loss) income:

Foreign currency translation:
Foreign currency translation (loss) gain before income taxes	(22.5)	133.3	(51.4)	204.6
Income tax (benefit) expense on foreign currency translation adjustments	(1.5)	1.0	(3.8)	1.5
Foreign currency translation (loss) gain after income taxes	(21.0)	132.3	(47.6)	203.1

Designated hedging instruments:
Gain (loss) on designated hedging instruments before income taxes	18.1	(195.7)	37.8	(246.4)
Income tax expense (benefit) related to designated hedging instruments	4.3	(46.8)	9.0	(58.9)
Gain (loss) on designated hedging instruments after income taxes	13.8	(148.9)	28.8	(187.5)

Other comprehensive income (loss), net of taxes	0.2	(3.5)	0.3	(4.1)

Total other comprehensive (loss) income	(7.0)	(20.1)	(18.5)	11.5

Total Comprehensive (loss) income	(57.9)	(15.9)	(53.7)	32.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.3)	1.6	—
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interests	(0.2)	0.8	(0.4)	1.0
Total Comprehensive (loss) income attributable to Bruker Corporation	$(58.6)	$(16.4)	$(54.9)	$31.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2025	$36.8	2,760,000	$—	152,143,041	$1.8	30,904,588	$(1,242.2)	$1,414.6	$2,361.8	$(79.5)	$2,456.5	$17.0	$2,473.5
Stock options exercised	—	—	—	48,580	—	—	—	1.1	—	—	1.1	—	1.1
Restricted stock units vested	—	—	—	31,467	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	—	5.5	—	—	5.5	—	5.5
Employee stock purchase plan	—	—	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(10.9)	—	(10.9)	—	(10.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Loan repayments from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Certain other acquisitions	(0.8)	—	—	—	—	—	—	—	0.5	—	0.5	—	0.5
Consolidated net income	0.3	—	—	—	—	—	—	—	14.4	—	14.4	1.0	15.4
Other comprehensive loss	(0.5)	—	—	—	—	—	—	—	—	(10.7)	(10.7)	(0.3)	(11.0)
Balance at March 31, 2026	$35.8	2,760,000	$—	152,223,088	$1.8	30,904,588	$(1,242.2)	$1,421.6	$2,358.1	$(90.2)	$2,449.1	$17.9	$2,467.0
Stock options exercised	—	—	—	49,967	—	—	—	1.1	—	—	1.1	—	1.1
Restricted stock units vested	—	—	—	12,004	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	67,908	—	—	—	3.2	—	—	3.2	—	3.2
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(10.9)	—	(10.9)	—	(10.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	0.1	—	—	—	—	—	—	—	(52.0)	—	(52.0)	1.0	(51.0)
Other comprehensive loss	(0.3)	—	—	—	—	—	—	—	—	(6.6)	(6.6)	(0.1)	(6.7)
Balance at June 30, 2026	$35.6	2,760,000	$—	152,352,967	$1.8	30,904,588	$(1,242.2)	$1,431.0	$2,287.6	$(96.8)	$2,381.4	$18.8	$2,400.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Redeemable Noncontrolling Interests	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock options exercised	—	18,771	—	—	—	0.4	—	—	0.4	—	0.4
Restricted stock units vested	—	24,999	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	5.2	—	—	5.2	—	5.2
Employee stock purchase plan	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Shares repurchased	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Dividends to common shareholders	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net (loss) income	(0.4)	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive income	0.6	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9
Stock options exercised	—	87,487	—	—	—	1.8	—	—	1.8	—	1.8
Restricted stock units vested	—	7,334	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	5.3	—	—	5.3	—	5.3
Employee stock purchase plan	—	100,115	—	—	—	3.7	—	—	3.7	—	3.7
Dividends to common shareholders	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net (loss) income	(1.7)	—	—	—	—	—	7.6	—	7.6	(1.6)	6.0
Certain other acquisitions	28.3	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	2.5	—	—	—	—	—	—	(23.9)	(23.9)	1.3	(22.6)
Balance at June 30, 2025	$47.4	151,715,927	$1.8	30,979,610	$(1,247.2)	$730.0	$2,416.4	$(97.0)	$1,804.0	$15.4	$1,819.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net (loss) income	$(35.2)	$21.0
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	116.3	106.5
Asset impairments	157.7	10.3
Non-cash gains on equity interest investment and remeasurement of previously held equity interest	(40.2)	(1.1)
Deferred income taxes	(31.1)	(38.6)
Write down of inventories	30.5	23.8
Other non-cash expenses (income), net	16.9	(33.4)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts payable and accrued expenses	(80.0)	(36.0)
Inventories	(70.9)	(56.8)
Income taxes payable, net	(46.3)	(105.3)
Other changes in operating assets and liabilities, net	(23.9)	47.1
Net cash used in operating activities	(6.2)	(62.5)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(53.0)	(47.3)
Cash paid for acquisitions, net of cash acquired	(16.0)	(69.5)
Other investing activities, net	4.0	(0.4)
Net cash used in investing activities	(65.0)	(117.2)

Cash flows from financing activities:
Repayments of revolving line of credit	(25.0)	(219.1)
Proceeds from revolving line of credit	195.0	308.2
Repayment of long-term debt	(183.6)	(22.3)
Proceeds from long-term debt	—	2.9
Payment of dividends to Series A Mandatory Convertible Preferred Shareholders	(22.0)	—
Payment of dividends to common shareholders	(15.1)	(15.3)
Other financing activities, net	(5.0)	(10.1)
Net cash (used in) provided by financing activities	(55.7)	44.3

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12.9	44.9
Net decrease in cash, cash equivalents and restricted cash	(114.0)	(90.5)
Cash, cash equivalents and restricted cash at beginning of period	303.1	186.7
Cash, cash equivalents and restricted cash at end of period	$189.1	$96.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$32.3	$35.5
Cash paid for taxes	$70.6	$147.5
Restricted cash period beginning balance	$4.3	$3.3
Restricted cash period ending balance	$4.2	$4.2
Right-of-use assets obtained in exchange for operating lease liabilities	$33.6	$29.3
Cash paid for operating lease liabilities included in operating cash flows	$23.9	$23.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Subsequent to June 30, 2026, the Company completed a reorganization of its reportable segments to streamline its organizational structure and further facilitate decision making, accountability, customer focus, and innovation. As a result of this reorganization, effective in the third quarter of 2026, the Company’s reportable segments consist of the following:

•
BSI Biosystems (“BIOS”), consisting of:
o
The BioSpin division, a newly formed division, which combines the former Magnetic Resonance Spectroscopy, Preclinical Imaging, Biopharma and Applied Services, and Services and Lifecycle Support divisions, all of which were previously part of the former BSI BioSpin segment;
o
The SciY (formerly Integrated Data Solutions) division, previously part of the former BSI BioSpin segment;
o
The Chemspeed Technologies (“CST”) (formerly Automation) division, previously part of the former BSI BioSpin segment;

o
The Daltonics division (formerly Bruker Life Sciences Mass Spectrometry and Bruker Applied Mass Spectrometry), previously part of the former BSI CALID segment; and
o
The Optics division, previously part of the former BSI CALID segment.
•
BSI Microbiology and Infection Diagnostics (“BMID”), a newly formed segment, which consists of the Microbiology, Molecular Diagnostics, and Biomedical Systems divisions, previously included within the former BSI CALID segment.
•
BSI NANO, for which no changes were made to the reportable segment structure.
•
BEST, for which no changes were made to the reportable segment structure.

Prior period segment information will be recast in future filings, beginning with the Company’s Form 10-Q for the quarter ending September 30, 2026, to conform to the new reportable segments. This change did not have an impact on the Company’s consolidated financial position or results of operations as of June 30, 2026, as the new reporting structure became effective after June 30, 2026.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2026, and December 31, 2025, and for the three and six months ended June 30, 2026, and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025, was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 27, 2026 (“2025 Form 10-K”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, comprehensive (loss) income, and cash flows have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain lines previously reported under specific captions within the unaudited condensed consolidated statement of cash flows, and Note 9, Other Charges, Net have been reclassified to conform to the current period presentation.

At June 30, 2026, the Company’s significant accounting policies, which are detailed in the 2025 Form 10-K, have not changed.

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

In November 2024, the FASB issued ASU No. 2024-03 – Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

3.
Acquisitions

During the six months ended June 30, 2026, the Company completed various acquisitions that collectively complemented the product offerings of the Company’s existing businesses. The valuation methodology used to determine the fair value of the identifiable assets acquired and liabilities assumed, unless otherwise noted, is consistent with that described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the 2025 Form 10-K.

The following table presents the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2026 acquisitions (in millions):

Acquisition (segment)	Tofwerk (BSI CALID)	Other	Total
Consideration Transferred:
Cash paid	$30.3	$7.7	$38.0
Cash acquired	(21.4)	(0.2)	(21.6)
Fair value of deferred consideration	27.0	—	27.0
Fair value of previously held equity interest	38.1	—	38.1
Working capital and other closing adjustments	—	(0.4)	(0.4)
Total consideration transferred, net of cash acquired	$74.0	$7.1	$81.1
Allocation of Consideration Transferred:
Accounts receivable	5.2	0.3	5.5
Inventories	11.0	0.6	11.6
Other current assets	2.9	0.1	3.0
Property, plant and equipment	0.2	0.1	0.3
Other assets	9.0	—	9.0
Intangible assets:
Technology	35.8	6.9	42.7
Customer relationships	3.5	—	3.5
Trade name	1.6	—	1.6
Goodwill	35.4	—	35.4
Deferred taxes (net)	(7.5)	(0.9)	(8.4)
Liabilities assumed	(23.1)	—	(23.1)
Total consideration allocated	$74.0	$7.1	$81.1

The table below summarizes information on the Tofwerk AG and its wholly owned subsidiaries (collectively “Tofwerk”) acquisition:

Tofwerk
Acquisition date	January 6, 2026
Activity of acquired business

Developer and manufacturer of high-performance time-of-flight (“TOF”) mass spectrometers and related analytical instrumentation used across environmental analysis, industrial monitoring, semiconductor applications, and scientific research. Tofwerk’s modular TOF platform enables real-time, high-resolution detection and quantification of complex chemical compositions. This acquisition enhances Bruker’s mass spectrometry portfolio by expanding the Company's capabilities in TOF based solutions and strengthens the Company's position in advanced environmental, industrial, and research markets that benefit from high sensitivity, real-time mass spectrometric analysis.

Location	Thun, Switzerland
Percentage of voting equity interests acquired	Remaining 60.0% ownership interest in Tofwerk. The Company’s existing 40.0% interest in Tofwerk was previously accounted for under the equity method.
Business acquired	Outstanding share capital of Tofwerk.

On January 6, 2026, the Company acquired the remaining 60.0% ownership interest in Tofwerk and its subsidiaries. The transaction was accounted for as an acquisition achieved in stages. The acquisition date fair value of the existing interest was $38.1 million which resulted in a non-taxable gain of $12.2 million that the Company recognized in the first quarter of 2026 in interest and other income (expense), net in the unaudited condensed consolidated statements of operations. Based on the terms of the transaction and the nature of the negotiations, the Company determined there was no control premium factored into the purchase of the additional 60.0% interest. The fair value of the existing interest in Tofwerk was determined using the implied business economic value of the entity based on the terms of the acquisition of the additional 60.0% interest.

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

Tofwerk
Intangible Asset — Technology	4 years
Intangible Asset — Tradename	1 year
Intangible Asset — Customer relationships	13 years

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

The Company has finalized its valuation of the assets acquired and liabilities assumed related to acquisitions that occurred during the first half of 2026 and during 2025, within the measurement period, and no further material adjustments were made.

Supplemental Pro Forma Information for 2026 acquired businesses (unaudited)

The consolidated results for the quarter and six months ended June 30, 2026, would not be materially different had the Tofwerk acquisition been completed on January 1, 2026, instead of January 6, 2026. The other acquisition completed during the first half of 2026 was not material to the Company. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in the unaudited condensed consolidated financial statements.

4.
Minority and Equity-Method Investments

As of June 30, 2026, and December 31, 2025, the fair value of equity investments without readily determinable fair values using the measurement alternative was $14.8 million and $26.3 million, respectively.

The Company acquired a 30% interest in NovAliX’s common stock in 2024, and concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034 (the “put option liability”). The fair value of the put option liability was estimated to be $10.8 million as of June 30, 2026, and $11.0 million as of December 31, 2025. The valuation methodology and significant unobservable inputs used to measure the fair value of the liability as of June 30, 2026, were unchanged from those disclosed in the 2025 Form 10-K.

In April 2026, one of the Company’s equity interest investments completed its initial public offering (“IPO”). Prior to the IPO, the equity position was valued using the measurement alternative. Following the IPO, the investment is measured at fair value with changes recognized in earnings. As of June 30, 2026, the fair value of the investment was $37.6 million. The investment is subject to a 180‑day market lock-up restriction that expires on October 14, 2026. The Company recognized an unrealized gain of $27.6 million for the three and six months ended June 30, 2026, recorded in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2026, the Company identified qualitative indicators of impairment for certain of its minority investments, which are accounted for under either the measurement alternative or the equity method. Such qualitative indicators of impairment included updated assessments of the investees’ remaining operating cash runway, the investees’ ability and likelihood of raising additional capital, and the investees’ current business plans. The Company determined the fair value of these investments to be below their carrying amounts, and as a result, the Company recorded impairment charges of $4.1 million and $4.7 million during the three and six months ended June 30, 2026, respectively, to write down the carrying values of these investments. The Company recorded a de minimis impairment charge related to certain minority investments for the three and six months ended June 30, 2025. The impairment charges are included in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations.

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

Total
Balance at December 31, 2025	$1,547.7
Current period additions	36.4
Current period impairments	(134.9)
Current period adjustments	(1.0)
Foreign currency effect	(18.4)
Balance at June 30, 2026	$1,429.8

The Company tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If, as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required.

On April 1, 2026, the Company completed the merger of the Bruker Cellular Analysis (“BCA”) business into the Bruker Spatial Biology (“BSB”) division. In connection with this merger, the Company performed a goodwill impairment test for the BSB reporting unit pre‑merger as of March 31, 2026, and for the newly combined BSB reporting unit post‑merger as of April 1, 2026. Based on the results of the post-merger goodwill impairment test, during the three and six months ended June 30, 2026, the Company recorded a goodwill impairment charge of $36.5 million in the unaudited condensed consolidated statements of operations within the BSI NANO segment, which represented the amount by which the carrying value of the post-merger BSB reporting unit exceeded its fair value.

During the three months ended June 30, 2026, the Company reduced its forecasted revenue and cash flows for the CST (formerly Automation) reporting unit. As a result, the Company performed a goodwill impairment test for the CST reporting unit. During the three and six months ended June 30, 2026, the Company recorded a goodwill impairment charge of $98.4 million in the unaudited condensed consolidated statements of operations within the BSI BioSpin segment, which represented the remaining goodwill balance of the CST reporting unit.

In determining the fair value of the CST reporting unit, the Company used the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 13.5%, revenue growth and operating margin assumptions at the lower end of the projected ranges for the Company’s other significant businesses.

In determining the fair value of the BSB reporting unit, the Company used a weighted combination of the market approach and the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 14.0%, revenue growth and operating margin rate assumptions at the higher end of the projected ranges for the Company’s other significant businesses.

The assumptions used in our impairment analyses were developed in light of current market conditions and future expectations which included, but were not limited to, new product and service developments, impact of competition, and future economic conditions.

As described in Note 1, Description of Business, subsequent to June 30, 2026, the Company completed a reorganization of its reportable segments. This reorganization resulted in changes to the composition of certain of the Company's reporting units and constitutes a triggering event requiring an interim goodwill impairment analysis. The Company expects to complete the analysis during the third quarter with charges, if any, recorded in that period. Additionally, the Company will continue to monitor circumstances and uncertainties that may impact the carrying values of its reporting units, including the current macroeconomic conditions and the timing and quantity of future cash flows. If the fair value of any of the Company’s reporting units declines below the carrying value in future periods, additional goodwill impairment charges may be incurred.

Intangible Assets

The following is a summary of intangible assets (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$814.0	$(386.9)	$427.1	$787.3	$(358.2)	$429.1
Customer relationships	590.6	(188.4)	402.2	594.6	(169.1)	425.5
Trade names	68.4	(31.9)	36.5	67.9	(27.4)	40.5
Other	17.9	(15.9)	2.0	18.1	(13.6)	4.5
Intangible assets	$1,490.9	$(623.1)	$867.8	$1,467.9	$(568.3)	$899.6

For the three months ended June 30, 2026, and 2025, the Company recorded amortization expense of $33.3 million and $31.5 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2026, and 2025, the Company recorded amortization expense of $65.8 million and $58.8 million, respectively, related to intangible assets subject to amortization.

On a quarterly basis, the Company reviews its intangible assets to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets are less than the assets’ carrying value, and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Impairment costs are recorded in total cost of revenue and total operating expenses in the unaudited condensed consolidated statements of operations for the difference between the fair value and carrying value of the asset. During the three and six months ended June 30, 2026, the Company identified indicators of impairment due to the operating performance of certain asset groups and the decision to discontinue certain product lines due to restructurings plans as described in Note 10, Restructuring and Asset Impairments. In connection therewith, the Company determined that certain long-lived assets had net carrying values that were not recoverable and as a result, during the first quarter of 2026, the Company recorded a de-minimis impairment charge to write off certain existing technology and related patents intangible assets. No intangible asset impairment charges were required as a result of the goodwill impairment triggering events identified for the BSB and CST reporting units, and there were no intangible asset impairment charges recorded during the second quarter of 2026. During the three and six months ended June 30, 2025, the Company recognized impairment charges of $6.8 million and $7.2 million, respectively, to write off certain intangible assets.

6.
Revenue

The following table presents the Company’s revenues by end customer geography for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$248.2	$222.9	$470.1	$440.3
Germany	64.4	59.1	127.1	120.2
Europe excluding Germany	244.3	213.4	503.2	437.5
China	104.9	114.7	178.9	215.9
Asia Pacific excluding China	112.4	127.4	247.1	258.8
Other	64.3	59.9	135.5	126.1
Total revenue	$838.5	$797.4	$1,661.9	$1,598.8

The following table presents revenue for the Company recognized at a point in time versus over time for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$698.4	$675.1	$1,386.7	$1,353.8
Revenue recognized over time	140.1	122.3	275.2	245.0
Total revenue	$838.5	$797.4	$1,661.9	$1,598.8

As of June 30, 2026, and December 31, 2025, the following balances were associated with revenue (in millions):

	June 30, 2026	December 31, 2025
Contract assets	$117.5	$113.0
Contract liabilities (a)	$555.7	$550.4
Remaining performance obligations (b)	$2,775.6	$2,569.4
(a)
Approximately $294.0 million of the contract liability balance on December 31, 2025, was recognized as revenue during the six months ended June 30, 2026.
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

7.
Business Segment Information

The Company's CEO is the chief operating decision maker. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the 2025 Form 10-K.

The following tables present segment results for the three and six months ended June 30, 2026, and 2025 (in millions):

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$195.7	$310.3	$261.3	$71.2	$838.5	$195.3	$285.8	$252.1	$64.2	$797.4
Intersegment revenue	—	—	—	3.0	3.0	—	—	—	2.1	2.1
Total segment revenue	$195.7	$310.3	$261.3	$74.2	$841.5	$195.3	$285.8	$252.1	$66.3	$799.5

Segment expenses:
Cost of revenue	$94.1	$126.1	$123.7	$59.8	$403.7	$108.1	$125.6	$125.6	$52.3	$411.6
Selling, general and administrative	38.4	79.3	68.6	5.8	192.1	40.9	76.9	72.7	5.7	196.2
Research and development	21.5	32.6	39.2	1.0	94.3	23.2	30.0	44.4	1.1	98.7
Segment operating income	$41.7	$72.3	$29.8	$7.6	$151.4	$23.1	$53.3	$9.4	$7.2	$93.0

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$32.8					$21.1
Adjustments and reconciling items (b)					183.9					60.0
Total consolidated operating (loss) income					$(65.3)					$11.9
Interest and other income (expense), net					24.6					(11.4)
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(40.7)					$0.5

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total	BSI BioSpin	BSI CALID	BSI NANO	BEST	Total

Revenue from external customers	$393.2	$626.6	$507.3	$134.8	$1,661.9	$403.1	$565.9	$508.7	$121.1	$1,598.8
Intersegment revenue	—	—	—	6.2	6.2	—	—	—	4.5	4.5
Total segment revenue	$393.2	$626.6	$507.3	$141.0	$1,668.1	$403.1	$565.9	$508.7	$125.6	$1,603.3

Segment expenses:
Cost of revenue	$196.8	$265.4	$243.9	$112.3	$818.4	$217.8	$243.4	$244.4	$98.7	$804.4
Selling, general and administrative	80.2	160.6	137.1	11.7	389.6	79.9	149.8	142.1	11.0	382.8
Research and development	45.8	65.8	82.1	1.9	195.6	45.2	58.0	89.6	1.7	194.5
Segment operating income	$70.4	$134.8	$44.2	$15.1	$264.5	$60.2	$114.7	$32.6	$14.2	$221.6

Reconciliation of Total operating income:
Corporate, elimination and other (a)					$61.8					$47.9
Adjustments and reconciling items (b)					257.8					130.0
Total consolidated operating (loss) income					$(55.1)					$43.7
Interest and other income (expense), net					36.3					(18.1)
Income before income taxes, equity in income (losses) of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(18.8)					$25.6
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

(b)
Adjustments and reconciling items consist of costs related to restructuring actions; acquisition and related integration expenses; amortization of acquired intangible assets; costs associated with the Company's global information technology (“IT”) transition initiatives; goodwill, intangible assets, other long-lived asset impairment charges; and other costs.

Refer to Note 6, Revenue, for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital Expenditures:
BSI BioSpin	$—	$2.3	$2.4	$5.5
BSI CALID	6.5	5.5	13.2	13.9
BSI NANO	7.5	13.2	12.4	18.1
BEST	2.8	2.4	4.4	7.2
Corporate	3.5	6.9	5.8	11.6
Total capital expenditures	$20.3	$30.3	$38.2	$56.3
Depreciation and Amortization:
BSI BioSpin	$9.4	$11.2	$21.1	$21.6
BSI CALID	27.4	23.4	52.0	43.2
BSI NANO	15.9	17.1	32.9	33.8
BEST	2.6	2.4	5.2	4.5
Corporate	2.7	2.0	5.1	3.4
Total depreciation and amortization	$58.0	$56.1	$116.3	$106.5

Total assets by segment are as follows (in millions):

	June 30, 2026	December 31, 2025
Assets:
BSI BioSpin, BSI CALID, BSI NANO & Corporate	$5,902.0	$6,094.2
BEST	193.7	192.4
Eliminations and other (a)	(42.8)	(45.2)
Total assets	$6,052.9	$6,241.4
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

The Company is currently presenting segment information consistent with the structure in place during the three and six months ended June 30, 2026. As discussed in Note 1, Description of Business, subsequent to June 30, 2026, the Company completed a reorganization of its reportable segments. Prior period segment information will be recast in future filings, beginning with the Company’s Form 10-Q for the quarter ending September 30, 2026, to conform to the new reportable segments.

8.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and associated net (loss) income per common share attributable to Bruker Corporation common shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to Bruker Corporation	$(52.0)	$7.6	$(37.6)	$25.0
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—	21.8	—
Net (loss) income attributable to Bruker Corporation common shareholders	$(62.9)	$7.6	$(59.4)	$25.0

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	152.3	151.6	152.2	151.6
Effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan	—	0.1	—	0.2
Series A Mandatory Convertible Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	152.3	151.7	152.2	151.8
Net (loss) income per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.41)	$0.05	$(0.39)	$0.16
Diluted	$(0.41)	$0.05	$(0.39)	$0.16

The methodology used to determine the earnings per common share attributable to Bruker Corporation common shareholders is consistent with that described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the 2025 Form 10-K. As the Company reported a net loss for the three and six months ended June 30, 2026, diluted and basic net loss per common share for those periods is the same because all potentially dilutive shares are antidilutive in a net loss position.

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options, restricted stock units, and employee stock purchase plan	1.0	1.1	1.5	1.0
Series A Mandatory Convertible Preferred Stock	19.2	—	19.2	—

9.
Other Charges, Net

The components of other charges, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquisition-related expenses, net (a)	$3.6	$2.8	$7.7	$9.0
Acquisition-related litigation charges	1.9	4.0	1.9	22.6
Restructuring charges	3.9	2.9	12.2	10.5
Long-lived asset impairment charges	2.7	1.2	15.6	1.9
Other	1.1	3.5	2.0	7.3
Other charges, net	$13.2	$14.4	$39.4	$51.3
(a)
Acquisition-related expenses relate primarily to transaction costs on potential and consummated acquisitions and integration costs of recently acquired entities.

10.
Restructuring and Asset Impairments

The following table presents restructuring costs by segment as included within the Company’s consolidated statements of operations for the periods reported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues:
BSI BioSpin	$0.7	$0.2	$2.2	$1.2
BSI CALID	(0.5)	0.6	(0.8)	1.8
BSI NANO	0.1	3.6	8.4	4.0
Total Cost of revenues	$0.3	$4.4	$9.8	$7.0
Other charges, net:
BSI BioSpin	$0.5	$(2.5)	$3.4	$3.3
BSI CALID	2.1	2.2	3.6	3.2
BSI NANO	0.3	2.0	4.0	2.8
Corporate	1.0	1.2	1.2	1.2
Total Other charges, net	$3.9	$2.9	$12.2	$10.5
Total	$4.2	$7.3	$22.0	$17.5

The following table sets forth the changes in restructuring reserves, excluding costs of $7.7 million for scrapping expired, or expiring inventory, for the six months ended June 30, 2026 (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2025	$32.2	$31.9	$0.3
Restructuring charges	14.3	12.0	2.3
Cash payments	(23.9)	(22.2)	(1.7)
Other, non-cash adjustments and foreign currency effect	(1.0)	(0.8)	(0.2)
Balance at June 30, 2026	$21.6	$20.9	$0.7

Corporate-wide Restructuring Plan: In the second quarter of 2025, the Company initiated a corporate-wide restructuring plan to be implemented across multiple functions and geographies to address macroeconomic conditions, challenges and uncertainties, drive cost efficiencies and margin improvements, as well as to better align the Company’s product offerings (the “Corporate-wide Restructuring Plan”). The Corporate-wide Restructuring Plan includes a reduction in headcount, consolidation of leased facilities, and discontinuation of certain product offerings. The Corporate-wide Restructuring Plan was completed during the second quarter of 2026, and no further costs are expected to be incurred in connection therewith.

The following table summarizes the charges incurred in connection with the corporate-wide restructuring plan by reportable segment for the periods presented (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BSI BioSpin
Severance and termination charges	$—	$0.6	$2.1	$0.6
Inventory product restructuring charges	—	—	0.8	—
Other restructuring charges	—	—	0.1	—
Total BSI BioSpin	$—	$0.6	$3.0	$0.6
BSI CALID
Severance and termination charges	$1.0	$1.0	$3.0	$1.0
Inventory product restructuring charges	(0.5)	—	(1.4)	—
Other restructuring charges	0.2	—	0.2	—
Total BSI CALID	$0.7	$1.0	$1.8	$1.0
BSI NANO
Severance and termination charges	$(0.5)	$2.0	$(0.6)	$2.0
Inventory product restructuring charges	0.2	—	0.2	—
Other restructuring charges	0.1	—	0.1	—
Total BSI NANO	$(0.2)	$2.0	$(0.3)	$2.0
Corporate
Severance and termination charges	$0.6	$1.1	$0.8	$1.1
Other restructuring charges	0.3	0.1	0.4	0.1
Total Corporate	$0.9	$1.2	$1.2	$1.2
Total Corporate wide restructuring charges (a)	$1.4	$4.8	$5.7	$4.8
(a)
The Company made severance, exit, and other restructuring payments of $7.6 million and $19.5 million for the three and six months ended June 30, 2026, respectively.

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

The following table summarizes the charges incurred in connection with the BSI NANO Restructuring Plan for the three and six months ended June 30, 2026 (amounts in millions):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
BSI NANO
Severance and termination charges	$(0.3)	$4.2
Inventory product restructuring charges	—	7.6
Other restructuring charges	0.8	1.0
Total BSI NANO (a)	$0.5	$12.8
(a)
The Company made severance, exit, and other restructuring payments of $2.2 million for both the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, the Company expects to incur minimal additional restructuring charges in connection with the BSI NANO Restructuring Plan through the remainder of 2026. However, there may be additional costs to those known as of June 30, 2026, that will be recognized through the remainder of 2026.

In connection with the BSI NANO Restructuring Plan, the BSI NANO segment deemed certain right of use (“ROU”) assets, fixed assets, and existing technology and related patents intangible assets’ fair value to be lower than its carrying value. As a result, the segment recorded impairment charges totaling $2.1 million for ROU assets, and $0.3 million for fixed assets during the three months ended June 30, 2026, and impairment charges totaling $5.2 million for ROU assets, $9.0 million for fixed assets, and $0.7 million for existing technology and related patents intangible assets during the six months ended June 30, 2026.

BSI Biosystems Restructuring Plan: Subsequent to June 30, 2026, the Company reorganized its reportable segments, refer to Note 1, Description of Business, for further information on this reorganization. In connection with this reorganization, the Company is implementing certain restructuring actions (the “BSI Biosystems Restructuring Plan”), some of which were initiated during the first quarter of 2026. The Company estimates restructuring costs associated with the BSI Biosystems Restructuring Plan will range from $12.0 million to $15.0 million and will primarily be related to severance and termination charges and facility closure related costs. The BSI Biosystems Restructuring Plan is expected to be completed during 2026.

The following table summarizes the charges incurred in connection with the BSI Biosystems Restructuring Plan for the periods presented (amounts in millions):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
BSI BioSpin
Severance and termination charges (a)	$0.7	$2.0
Inventory product restructuring charges	0.5	0.5
Total BSI BioSpin	$1.2	$2.5
BSI CALID
Severance and termination charges	$0.9	$0.9
Other restructuring charges	0.1	0.1
Total BSI CALID	$1.0	$1.0
Total BSI Biosystems restructuring charges (b)	$2.2	$3.5
(a)
Costs incurred prior to the second quarter reflect service and termination charges associated with the executive separation undertaken as part of the restructuring.
(b)
The Company made severance, exit, and other restructuring payments of $0.8 million for the three and six months ended June 30, 2026.
11.
Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$11.3	$2.7	$16.2	$5.8
Interest expense	(17.8)	(15.7)	(30.0)	(28.8)
Impairment of minority investments	(4.1)	—	(4.7)	(1.9)
Exchange gains, net on foreign currency transactions	3.6	1.4	8.0	5.7
Unrealized gain on equity interest investment (a)	27.6	—	27.6	—
Gain on remeasurement of previously held equity interest in Tofwerk	—	—	12.2	—
Other income	4.0	0.2	7.0	1.1
Interest and other income (expense), net	$24.6	$(11.4)	$36.3	$(18.1)
(a)
Refer to Note 4, Minority and Equity-Method Investments, for more information on this unrealized gain on equity interest investment.

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax provision (benefit)	$14.2	$(3.1)	$16.7	$5.6
Effective tax rates (a)	Not meaningful	Not meaningful	Not meaningful	21.9%
Penalties and interest (recorded in provision for income taxes for unrecognized tax benefits)	$0.4	$0.8	$0.8	$1.2
(a)
The Company recorded an income tax provision for the three and six months ended June 30, 2026, despite an operating net loss. The tax expense for the quarter was adversely affected by nondeductible goodwill impairment charges recorded in the Company’s BSB and CST reporting units, which created permanent tax differences (refer to Note 5, Goodwill and Intangible Assets, for more information).

The table below summarizes unrecognized tax benefits and accrued interest and penalties components (in millions):

	June 30, 2026	December 31, 2025
Unrecognized tax benefits (a)	$82.5	$72.8
Accrued interest and penalties (b)	$7.1	$6.4
(a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company's effective tax rate.
(b)
These are related to uncertain tax positions and were included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2026 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively, compared to the U.S. statutory rate of 21.0%.

The Organization for Economic Co-operation and Development introduced its Pillar Two Framework Model Rules (“Pillar Two”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. The Company’s income tax provision for the three and six months ended June 30, 2026, reflects currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance did not have a material impact on the Company’s income tax provision for the six months ended June 30, 2026. The Company continues to monitor the countries in which it operates as they enact legislation implementing Pillar Two.

13.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$395.4	$392.0
Work-in-process	377.3	343.6
Finished goods	231.3	243.1
Demonstration units	116.1	115.9
Total Inventories	$1,120.1	$1,094.6

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At June 30, 2026, and December 31, 2025, finished goods inventory-in-transit was $66.3 million and $81.1 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Unbilled receivables	$116.0	$112.5
Income and other taxes receivable	114.7	74.2
Prepaid expenses	46.6	35.2
Fair value of equity interest investment (note 4)	37.6	—
Deposits with vendors	32.3	23.8
Other assets	26.9	28.5
Other current assets	$374.1	$274.2

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	June 30, 2026	December 31, 2025
2024 term loan agreements:
CHF 150 million loan due March 2029, 1.41%	$—	$180.8
CHF 150 million loan due March 2031, 1.53% (a)	185.2	189.0
Note Purchase Agreements (NPA – Senior notes) (b):
CHF 50 million due April 15, 2034, 2.56%	61.9	63.0
CHF 146 million due April 15, 2036, 2.62%, and CHF 50 million due April 15, 2036, 2.60%	242.6	247.0
CHF 135 million due April 15, 2039, 2.71%, and CHF 50 million due April 15, 2039, 2.62%	228.9	233.1
CHF 300 million due December 8, 2031, 0.88%	371.2	378.1
CHF 297 million due December 11, 2029, 1.01%	367.5	374.3
EUR 150 million due December 8, 2031, 1.03%	171.3	176.0
Revolving loan under the 2024 Revolving Credit Agreement	170.0	—
Other loans	10.0	11.2
Unamortized debt issuance costs	(1.9)	(2.4)
Total notes and loans outstanding	$1,806.7	$1,850.1
Finance lease obligations	18.1	19.0
Total debt	$1,824.8	$1,869.1
Current portion of long-term debt and finance lease obligations	(10.1)	(16.6)
Total long-term debt, less current portion	$1,814.7	$1,852.5
(a)
Amounts outstanding under the Term Loan Agreements bear interest at a rate equal to the Swiss Average Rate Overnight (“SARON”), plus a margin ranging from 1.250% to 1.750% in the case of the seven-year term loan facilities, based on the Company’s leverage ratio, provided, however, that if the loans are required to bear interest determined by reference to an Alternate Base Rate (“ABR Loans”), then such ABR Loans shall bear interest equal to (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) 1%, plus a margin ranging from 0.000% to 0.500%, based on the Company’s leverage ratio. The rate shown in this table represents the average rate applicable during the second quarter of 2026.
(b)
The fair value of the Company's long-term fixed interest rate debt was $1,427.0 million and $1,432.2 million as of June 30, 2026, and December 31, 2025, respectively.

Long-term borrowings and repayments:

The following table summarizes the Company’s long-term debt borrowings and repayments for the six months ended June 30, 2026, and 2025, excluding activity under the 2024 Revolving Credit Agreement, which is presented separately in the unaudited condensed consolidated statement of cash flows (amounts in millions):

	June 30, 2026	June 30, 2025
Proceeds from long-term debt:
Other	$—	$2.9
Proceeds from long-term debt - Total	$—	$2.9

Repayment of long-term debt:
USD notes under the 2019 Term Loan Agreement	$—	$(7.5)
CHF notes under the 2024 Term Loan Agreement	(179.6)	(5.6)
Other	(4.0)	(9.2)
Repayment of long-term debt - Total	$(183.6)	$(22.3)

Revolving Credit Facility:

As of June 30, 2026, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Amended and Restated Credit Agreement (a)	0.95%	$900.0	$170.0	$1.0	$729.0
Bank guarantees and working capital line	varies	197.6	—	197.6
Total revolving lines of credit		$1,097.6	$170.0	$198.6	$729.0
(a)
Any debt outstanding under the 2024 Amended and Restated Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

As of June 30, 2026, the Company was in compliance with the financial covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

June 30, 2026	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts (note 17)	$2.0	$—	$2.0	$—
Equity interest investment at fair value (note 4)	37.6	37.6	—	—
Total assets recorded at fair value	$39.6	$37.6	$2.0	$—
Liabilities:
Contingent consideration (note 18)	$9.4	$—	$—	$9.4
Hybrid instruments liabilities (note 19)	19.8	—	—	19.8
Interest rate and cross-currency swap agreements (note 17)	30.4	—	30.4	—
Forward currency contracts	1.3	—	1.3	—
Equity interest purchase option liability (note 4)	10.8	—	—	10.8
Total liabilities recorded at fair value	$71.7	$—	$31.7	$40.0

December 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts (note 17)	$2.8	$—	$2.8	$—
Total assets recorded at fair value	$2.8	$—	$2.8	$—
Liabilities:
Contingent consideration (note 18)	$10.2	$—	$—	$10.2
Hybrid instruments liabilities (note 19)	19.6	—	—	19.6
Interest rate and cross-currency swap agreements (note 17)	37.8	—	37.8	—
Forward currency contracts	1.0	—	1.0	—
Equity interest purchase option liability (note 4)	11.0	—	—	11.0
Total liabilities recorded at fair value	$79.6	$—	$38.8	$40.8

Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2025 Form 10-K, for further information on the risks and valuation methodology used for assets and liabilities measured or disclosed at fair value.

17.
Derivative Instruments and Hedging Instruments

The Company's primary market risk is foreign currency exchange rates arising from its non-U.S. operations having functional currencies other than the U.S. Dollar. The Company manages this risk through cross-currency swap agreements and long-term debt designated as net investment hedges. As of June 30, 2026, the Company had several cross-currency swap agreements that qualify for hedge accounting with a notional value of $120.4 million of U.S. Dollar to Swiss Franc and a notional value of $120.4 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of its Euro and Swiss Franc denominated net asset investments.

In addition, the Company has foreign currency exposure at a transaction level, which is addressed by forward currency contracts for significant exposures which have not been designated as accounting hedges.

The following table presents the Company’s notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements, and long-term debt designated as net investment hedges, as well as the respective fair values of the instruments (in millions):

	June 30, 2026		December 31, 2025
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current liabilities	$240.8	$(30.4)	$248.2	$(37.8)
Long-term debt	1,628.6	(184.6)	1,660.5	(216.0)
Total derivatives designated as hedging instruments	$1,869.4	$(215.0)	$1,908.7	$(253.8)
Derivatives not designated as hedging instruments:
Forward currency contracts
Other current assets	$665.9	$2.0	$855.8	$2.8
Other current liabilities	352.7	(1.3)	257.3	(1.0)
Total derivatives not designated as hedging instruments	$1,018.6	$0.7	$1,113.1	$1.8
Total derivatives	$2,888.0	$(214.3)	$3,021.8	$(252.0)

The following table is a summary of the gains (losses) included in Interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive (loss) income related to the derivative instruments described above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Forward currency contracts	$5.4	$(26.2)	$6.0	$(22.0)
Embedded derivatives in purchase and delivery contracts	(0.1)	0.9	(0.2)	1.1
	$5.3	$(25.3)	$5.8	$(20.9)
Derivatives designated as cash flow hedging instruments:
Interest rate cross-currency swap agreements	$—	$1.8	$—	$3.7
Derivatives designated as net investment hedging instruments:
Interest rate cross-currency swap agreements	$1.1	$1.2	$2.3	$2.5
Total	$6.4	$(22.3)	$8.1	$(14.7)

The following table is a summary of the gains (losses) included in Accumulated other comprehensive (loss) income, net of tax in the unaudited condensed consolidated statements of operations and comprehensive (loss) income related to the derivative instruments described above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Interest rate cross-currency swap agreements	$—	$(1.4)	$—	$(3.5)
	$—	$(1.4)	$—	$(3.5)
Derivatives designated as net investment hedging instruments:
Interest rate cross-currency swap agreements	$2.1	$(20.6)	$4.8	$(26.0)
Long-term debt	11.7	(126.9)	24.0	(158.0)
	$13.8	$(147.5)	$28.8	$(184.0)
Total	$13.8	$(148.9)	$28.8	$(187.5)

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

18.
Contingent Consideration

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2025	$10.2
Current period additions	—
Current period adjustments	1.3
Current period settlements	(1.9)
Foreign currency effect	(0.2)
Balance at June 30, 2026	$9.4

Changes in the fair value of contingent consideration subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other charges, net, in the unaudited condensed consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities, and the original acquisition date values are included in net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows. The contingent consideration is categorized as Level 3 in the fair value hierarchy and changes in fair value subsequent to acquisition are recognized in earnings. The carrying value and changes in fair value subsequent to acquisition recognized for contingent consideration are not material to the Company’s financial condition or result of operations, therefore additional disclosures regarding the significant unobservable inputs and sensitivity analysis have been omitted.

19.
Hybrid Instruments Liabilities

Related to certain other majority owned acquisitions, the Company has entered into agreements with the noncontrolling interest holders that provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell the remaining ownerships for cash at contractually defined redemption values. Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2025 Form 10-K, for more information on the Company’s policy on hybrid instruments liabilities.

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2025	$19.6
Acquisitions	—
Current period adjustments	0.3
Current period settlements	—
Foreign currency effect	(0.1)
Balance at June 30, 2026	$19.8

The significant unobservable inputs used to measure the fair value of the Company's Level 3 hybrid instrument liabilities for the six months ended June 30, 2026, were unchanged from those disclosed in the 2025 Form 10-K.

20.
Commitments and Contingencies

The Company’s product offerings include technologies and related intellectual property rights that are either developed or acquired. Such technologies and rights, particularly patents, are a significant part of ongoing product development and differentiation. Lawsuits, claims, and proceedings of a nature that claim infringement of patents or patent licenses owned by others are considered normal to the business and may be pending from time to time against the Company. Intellectual property litigation is inherently complex and unpredictable. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict, or quantify.

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

Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. An adverse outcome in any of these proceedings could result in one or more of the following and have a material impact on the Company's business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; (iii) payment of significant damages, royalties, penalties, and/or license fees to third parties; and, (iv) with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

At June 30, 2026, and December 31, 2025, the accrual for several unresolved legal matters that are probable and estimable was $4.1 million and $5.4 million, respectively. In management’s opinion, the Company is not currently involved in any legal proceedings individually or in the aggregate that could materially adversely impact the Company's operating results and cash flows.

In December 2025, the Company entered into a settlement and patent license agreement with AbCellera Biologics Inc. (“AbCellera”) and The University of British Columbia (“UBC”) resolving a previous patent litigation matter. The settlement included an agreement by the Company to pay $36.0 million to AbCellera in two equal installments over the first two quarters of 2026, as well as royalties on sales of the Company’s Beacon Optofluidic platform products in designated market segments until the expiration of the applicable patents. As of June 30, 2026, the Company paid the final installment of the settlement liability to AbCellera, and no related liability remains outstanding.

In May 2025, the Company entered into a settlement and global cross license agreements with 10x Genomics, Inc. (“10x”) resolving a previous patent litigation matter. The settlement included an agreement by the Company to pay $68.0 million to 10x in four quarterly installments beginning in the third quarter of 2025, as well as royalties on sales of the Company’s GeoMx Digital Spatial Profiler and CosMx Spatial Molecular Imager products until the expiration of the applicable patents. As of June 30, 2026, the Company paid the final installment of the settlement liability to 10x, and no related liability remains outstanding.

21.
Shareholders’ Equity

At June 30, 2026, the Company had 183,257,555 shares issued and 152,352,967 shares outstanding of common stock (260,000,000 shares authorized with $0.01 par value), and it held 30,904,588 shares of treasury stock at cost. No share repurchases occurred during the three and six months ended June 30, 2026.

Mandatory Convertible Preferred Stock

As of June 30, 2026, the Company had 2,760,000 shares of Series A mandatory convertible preferred stock outstanding or $693.6 million in aggregate liquidation preference (5,000,000 shares authorized with $0.01 par value). When, and if declared by the Company’s board of directors, dividends on the Series A mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.375% on the liquidation preference of $250 per share. Dividends on the Series A mandatory convertible preferred stock are cumulative, and the Series A mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s common stock on September 1, 2028. Unless converted earlier in accordance with its terms, each share of Series A mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 6.9534 and 8.5179 shares of Common Stock, in each case, subject to customary anti-dilution adjustments. The number of shares of Common Stock issuable upon mandatory conversion will be determined based on the average volume weighted average price per share of Common Stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 1, 2028. If upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of the Series A mandatory convertible preferred stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of Bruker common stock having a market value generally equal to the amount of such undeclared, accumulated and unpaid dividends.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense of $5.6 million and $5.7 million, for the three months ended June 30, 2026, and 2025, respectively, and $11.6 million and $11.3 million for the six months ended June 30, 2026, and 2025, respectively. The majority of the stock-based compensation expense related to the restricted stock units awards and was recorded in selling, general and administrative costs in the unaudited condensed consolidated statements of operations.

At June 30, 2026, the Company expected to recognize pre-tax stock-based compensation expense of $38.4 million associated with outstanding stock option awards and restricted stock units granted under the Company's stock plans over the weighted average remaining service period of 2.4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The dollar amounts listed in the tables presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions of U.S. Dollars.

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
•
the impact of foreign currency exchange rates and changes in commodity prices; and
•
any other statements that address events or developments that we intend or believe will or may occur in the future.

Actual results may differ from those referred to in any forward-looking statements due to a number of factors, including, but not limited to, the risks described in Part I, Item 1A “Risk Factors” in our 2025 Form 10-K and in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control. The aforementioned various factors include:

•
general economic conditions, including inflation, the threat of recession, financial liquidity, currency volatility or devaluation, supply chain or manufacturing capabilities, uncertain economic conditions in the United States and abroad, and additional tariffs, including those currently imposed or that may be imposed or changed in the future in the U.S. and uncertainties related to the same;
•
geopolitical tensions, including those that have or may have impact on our customers, such as the conflict between Russia and Ukraine and related economic sanctions, conflicts in the Middle East and surrounding areas and hostilities involving Iran, the possible expansion of such conflicts and potential geopolitical consequences, the ongoing tensions between the United States and China, tariff and trade policy changes, and increasing potential conflict involving countries in Asia that are significant to our supply chain operations, such as Taiwan and China;
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

Several of these factors have affected and may continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments, and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

OVERVIEW

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular, and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major research and development and manufacturing centers in Europe, Asia and North America, and we have commercial offices located throughout the world. As of June 30, 2026, Bruker was organized into the following four reportable segments as described in Item 1, Business of our 2025 Form 10-K: the Bruker Scientific Instruments (“BSI”) BioSpin segment, the BSI CALID segment, the BSI NANO segment, and the Bruker Energy & Supercon Technologies (“BEST”) segment.

Subsequent to June 30, 2026, we completed a reorganization of our reportable segments to streamline our organizational structure and further facilitate decision making, accountability, customer focus, and innovation. As a result of this reorganization, effective in the third quarter of 2026, our reportable segments consist of the following:

•
BSI Biosystems (“BIOS”), consisting of:
o
The BioSpin division, a newly formed division, which combines the former Magnetic Resonance Spectroscopy, Preclinical Imaging, Biopharma and Applied Services, and Services and Lifecycle Support divisions, all of which were previously part of the former BSI BioSpin segment;
o
The SciY (formerly Integrated Data Solutions) division, previously part of the former BSI BioSpin segment;
o
The Chemspeed Technologies (“CST”) (formerly Automation) division, previously part of the former BSI BioSpin segment;
o
The Daltonics division (formerly Bruker Life Sciences Mass Spectrometry and Bruker Applied Mass Spectrometry), previously part of the former BSI CALID segment; and
o
The Optics division, previously part of the former BSI CALID segment.
•
BSI Microbiology and Infection Diagnostics (“BMID”), a newly formed segment, which consists of the Microbiology, Molecular Diagnostics, and Biomedical Systems divisions previously included within the former BSI CALID segment.
•
BSI NANO, for which no changes were made to the reportable segment structure.
•
BEST, for which no changes were made to the reportable segment structure.

Prior period segment information will be recast in future filings, beginning with our Form 10-Q for the quarter ending September 30, 2026, to conform to the new reportable segments. This change did not impact our consolidated financial position or results of operations as of June 30, 2026.

Consolidated Results

The following table presents a summary of our consolidated results as of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Financial Measures:
Revenue	$838.5	$797.4	$1,661.9	$1,598.8
Revenue year-on-year growth Rate	5.2%	(0.4)%	3.9%	5.0%
Gross Profit	$416.0	$357.9	$795.8	$749.1
Gross Profit Margin	49.6%	44.9%	47.9%	46.9%
Operating (Loss) Income	$(65.3)	$11.9	$(55.1)	$43.7
Operating (Loss) Income Margin	(7.8)%	1.5%	(3.3)%	2.7%
Net cash used in operating activities	$(77.4)	$(127.5)	$(6.2)	$(62.5)
Non-GAAP Financial Measures (see “Non-GAAP Measures” below):
Non-GAAP Constant-exchange rate (“CER”) currency revenue	$831.5	$774.0	$1,618.3	$1,585.8
Non-GAAP CER currency revenue year-on-year (decrease) growth rate	4.3%	(3.3)%	1.2%	4.2%
Non-GAAP Organic Revenue	$820.1	$744.4	$1,586.1	$1,487.0
Non-GAAP Organic Revenue year-on-year (decrease) growth rate compared to prior year revenue	2.8%	(7.0)%	(0.8)%	(2.3)%
Non-GAAP Gross Profit	$436.6	$387.2	$848.4	$798.1
Non-GAAP Gross Profit Margin	52.1%	48.6%	51.1%	49.9%
Non-GAAP Operating Income	$118.5	$72.0	$202.7	$173.7
Non-GAAP Operating Income Margin	14.1%	9.0%	12.2%	10.9%
Non-GAAP Free Cash Flow	$(106.2)	$(148.8)	$(59.2)	$(109.8)

Discussion of GAAP and Non-GAAP financial measures follows in the Results of Operations paragraphs.

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

Our management believes that these financial measures provide relevant and useful information that is widely used by equity analysts, investors, and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance and are useful measures to evaluate our continuing business. Additionally, management believes free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends, and repayment of debt. These non-GAAP measures should be evaluated in the context of our ongoing operating model and may not be indicative of future performance.

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
•
Non-GAAP free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment.

Reconciliations of GAAP to Non-GAAP financial measures:

GAAP revenue to non-GAAP CER currency and non-GAAP organic revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	YOY growth (decline) (a)	2025	2026	YOY growth (decline) (a)	2025
GAAP revenue	$838.5	5.2%	$797.4	$1,661.9	3.9%	$1,598.8
Effect of changes in foreign currency translation rates	7.0		23.4	43.6		13.0
Non-GAAP CER currency revenue	$831.5	4.3%	$774.0	$1,618.3	1.2%	$1,585.8
Acquisitions	11.4		29.6	32.2		98.8
Non-GAAP Organic revenue	$820.1	2.8%	$744.4	$1,586.1	(0.8)%	$1,487.0
(a)
Year-over-year (“YOY”) growth rates are calculated as the percentage increase (or decrease) in respective line items relative to GAAP revenue in the comparable prior year period.

The non-GAAP organic revenue increase of 2.8% during the three months ended June 30, 2026, was driven primarily by stronger demand in the biotechnology and pharmaceutical, hospital and clinical, and semiconductor markets for our analytical instruments, and the current year impact of recent acquisitions, partially offset by lower revenue from academic and government research markets. The non-GAAP organic revenue decrease of 0.8% during the six months ended June 30, 2026, was driven primarily by weaker demand in the academic and government research and industrial markets for our analytical instruments, partially offset by higher revenue from semiconductor and hospital and clinical markets as well as the current year impact of recent acquisitions.

GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Gross profit	$416.0	49.6%	$357.9	44.9%	$795.8	47.9%	$749.1	46.9%
Non-GAAP Adjustments:
Restructuring costs	0.3	—	4.4	0.6%	9.8	0.6%	7.0	0.4%
Acquisition-related costs	0.8	0.1%	2.8	0.4%	4.2	0.3%	5.1	0.3%
Purchased intangible amortization	18.3	2.2%	15.0	1.9%	35.0	2.1%	29.0	1.8%
Other costs	1.2	0.2%	7.1	0.8%	3.6	0.2%	7.9	0.5%
Non-GAAP gross profit	$436.6	52.1%	$387.2	48.6%	$848.4	51.1%	$798.1	49.9%

The increase in non-GAAP gross profit and gross profit margin during the three and six months ended June 30, 2026, was driven primarily by cost savings initiatives, positive net U.S. tariffs impact, and favorable revenue volume and mix, partially offset by foreign exchange headwinds.

GAAP operating income and operating margin to non-GAAP operating income and operating margin:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Operating (loss) income	$(65.3)	(7.8)%	$11.9	1.5%	$(55.1)	(3.3)%	$43.7	2.7%
Non-GAAP Adjustments:
Restructuring costs	4.2	0.5%	7.3	0.9%	22.0	1.3%	17.5	1.1%
Acquisition-related costs	4.4	0.5%	5.5	0.7%	11.9	0.7%	14.1	0.9%
Purchased intangible amortization	33.3	4.0%	31.5	4.0%	65.8	4.0%	58.8	3.7%
Acquisition-related litigation charges	1.9	0.2%	4.0	0.5%	1.9	0.1%	22.6	1.4%
Goodwill and Intangible assets impairment charges	134.9	16.1%	6.8	0.9%	137.6	8.3%	7.2	0.5%
Lease and fixed asset impairment charges	2.9	0.3%	0.8	0.1%	15.6	0.9%	1.4	0.1%
Other costs	2.2	0.3%	4.2	0.4%	3.0	0.2%	8.4	0.5%
Non-GAAP operating income	$118.5	14.1%	$72.0	9.0%	$202.7	12.2%	$173.7	10.9%

The increase in our non-GAAP operating margin in the three and six months ended June 30, 2026, was driven primarily by cost savings initiatives, positive net U.S. tariffs impact, and favorable revenue volume and mix, partially offset by foreign exchange headwinds.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(6.2)	$(62.5)
Less: purchases of property, plant and equipment and intangible assets	(53.0)	(47.3)
Non-GAAP free cash flow	$(59.2)	$(109.8)

For the six months ended June 30, 2026, our free cash flow increased by $50.6 million compared to the same period in 2025, driven by higher operating cash flow, primarily attributable to the timing of tax and vendor payments.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our results for the periods reported:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
Product revenue	$663.7	$634.7	$29.0	4.6%	$1,310.1	$1,278.0	$32.1	2.5%
Service and other revenue	174.8	162.7	12.1	7.4%	351.8	320.8	31.0	9.7%
Total revenue	838.5	797.4	41.1	5.2%	1,661.9	1,598.8	63.1	3.9%
Cost of product revenue	332.3	346.1	(13.8)	(4.0)%	679.9	668.4	11.5	1.7%
Cost of service and other revenue	90.2	93.4	(3.2)	(3.4)%	186.2	181.3	4.9	2.7%
Total cost of revenue	422.5	439.5	(17.0)	(3.9)%	866.1	849.7	16.4	1.9%
Gross profit	416.0	357.9	58.1	16.2%	795.8	749.1	46.7	6.2%
Operating expenses:
Selling, general and administrative	238.9	231.4	7.5	3.2%	481.0	456.8	24.2	5.3%
Research and development	94.3	100.2	(5.9)	(5.9)%	195.6	197.3	(1.7)	(0.9)%
Goodwill impairment charge	134.9	—	134.9	100.0%	134.9	—	134.9	100.0%
Other charges, net	13.2	14.4	(1.2)	(8.3)%	39.4	51.3	(11.9)	(23.2)%
Total operating expenses	481.3	346.0	135.3	39.1%	850.9	705.4	145.5	20.6%
Operating (loss) income	(65.3)	11.9	(77.2)	(648.7)%	(55.1)	43.7	(98.8)	(226.1)%
Interest and other income (expense), net	24.6	(11.4)	36.0	(315.8)%	36.3	(18.1)	54.4	(300.6)%
(Loss) income before income taxes, equity in income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(40.7)	0.5	(41.2)	(8240.0)%	(18.8)	25.6	(44.4)	(173.4)%
Income tax provision (benefit)	14.2	(3.1)	17.3	(558.1)%	16.7	5.6	11.1	198.2%
Equity in income of unconsolidated investees, net of tax	4.0	0.6	3.4	566.7%	0.3	1.0	(0.7)	(70.0)%
Consolidated net (loss) income	(50.9)	4.2	(55.1)	(1311.9)%	(35.2)	21.0	(56.2)	(267.6)%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1.1	(3.4)	4.5	(132.4)%	2.4	(4.0)	6.4	(160.0)%
Net (loss) income attributable to Bruker Corporation	(52.0)	7.6	(59.6)	(784.2)%	(37.6)	25.0	(62.6)	(250.4)%
Dividends on Series A Mandatory Convertible Preferred Stock	10.9	—	10.9	100.0%	21.8	—	21.8	100.0%
Net (loss) income attributable to Bruker Corporation common shareholders	$(62.9)	$7.6	$(70.5)	(927.6)%	$(59.4)	$25.0	$(84.4)	(337.6)%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
BSI BioSpin	$195.7	$195.3	$0.4	0.2%	$393.2	$403.1	$(9.9)	(2.5)%
BSI CALID	310.3	285.8	24.5	8.6%	626.6	565.9	60.7	10.7%
BSI NANO	261.3	252.1	9.2	3.6%	507.3	508.7	(1.4)	(0.3)%
BEST	74.2	66.3	7.9	11.9%	141.0	125.6	15.4	12.3%
Eliminations (a)	(3.0)	(2.1)	(0.9)		(6.2)	(4.5)	(1.7)
Total revenue	$838.5	$797.4	$41.1	5.2%	$1,661.9	$1,598.8	$63.1	3.9%
(a)
Represents product and service revenue between reportable segments.

The overall increase in revenue during the three months ended June 30, 2026, when compared to the same period in 2025, was driven mostly by increased demand in the biotechnology and pharmaceutical, hospital and clinical, and semiconductor markets for our analytical instruments. Revenue from the BSI BioSpin, BSI NANO and BEST segments remained consistent during the three months ended June 30, 2026, when compared to the same period in 2025. The increase in revenue in the BSI CALID segment was driven primarily by the impact of recent acquisitions and increased revenue from academic and government research and biotechnology and pharmaceutical markets.

The overall increase in revenue during the six months ended June 30, 2026, when compared to the same period for 2025, was driven mostly by foreign exchange tailwinds from a declining U.S. Dollar and the impact of recent acquisitions within the BSI CALID segment. Revenue from the BSI BioSpin and BSI NANO segments remained consistent during the six months ended June 30, 2026, when compared to the same period in 2025.The BSI CALID segment revenue increase was driven by the impact of recent acquisitions, increased revenue from academic and government research and biotechnology and pharmaceutical markets, as well as the Optics division and their applied market Security Detection business. The BEST revenue increase was driven primarily by growth in the superconductor business and higher revenue related to fusion energy and high-energy physics technologies.

Geographically during the three months ended June 30, 2026, compared to the same period in 2025, our North American revenue increased by 10.7%, European revenue increased by 13.3%, and Asia Pacific revenue decreased by 10.2%. During the six months ended June 30, 2026, our North American revenue increased by 5.3%, European revenue increased by 13.0%, and Asia Pacific revenue decreased by 10.3%.

Gross Profit

The following table presents gross profit and gross profit margins (“GPM”) by reportable segment for the periods reported:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Gross Profit	GPM by segment	Gross Profit	GPM by segment	Gross Profit	GPM by segment	Gross Profit	GPM by segment
BSI BioSpin	$98.8	50.5%	$83.4	42.7%	$187.6	47.7%	$177.1	43.9%
BSI CALID	172.6	55.6%	145.3	50.8%	340.3	54.3%	298.7	52.8%
BSI NANO	131.4	50.3%	115.9	46.0%	240.5	47.4%	247.3	48.6%
BEST	13.2	17.8%	13.3	20.1%	27.4	19.4%	26.0	20.7%
Total gross profit	$416.0	49.6%	$357.9	44.9%	$795.8	47.9%	$749.1	46.9%

The increase in total gross profit and gross profit margin during the three and six months ended June 30, 2026, when compared to the same period in 2025, was driven primarily by cost saving initiatives, positive net U.S. tariffs impact, and higher revenue volume, and for the three months ended June 30, 2026, also by favorable revenue mix.

Selling, General and Administrative

Our selling, general and administrative expenses remained flat at 28.5% of total revenue for the three months ended June 30, 2026, compared to 29.0% in the prior-year period, and at 28.9% of total revenue for the six months ended June 30, 2026, compared to 28.6% in the same period in 2025. The impact of cost savings initiatives during the 2026 periods was offset by the impact of acquisitions, foreign exchange headwinds, and cost inflation.

Research and Development

Our research and development expenses decreased to 11.2% of total revenue for the three months ended June 30, 2026, compared to 12.6% in the prior-year period, and decreased to 11.8% of total revenue for the six months ended June 30, 2026, compared to 12.3% for the same period in 2025. The decrease as a percentage of revenue was primarily due to cost saving initiatives.

Goodwill Impairment Charge

We test goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. On April 1, 2026, we completed the merger of the Bruker Cellular Analysis (“BCA”) business into the Bruker Spatial Biology (“BSB”) division. In connection with this merger, we performed goodwill impairment tests for the BSB reporting unit pre‑merger as of March 31, 2026, and for the newly combined BSB reporting unit post‑merger as of April 1, 2026. Based on the results of the post-merger goodwill impairment test, during the three and six months ended June 30, 2026, we recorded a goodwill impairment charge of $36.5 million in the unaudited condensed consolidated statements of operations within the BSI NANO segment, which represented the amount by which the carrying value of the post-merger BSB reporting unit exceeded its fair value.

During the three months ended June 30, 2026, we reduced our forecasted revenue and cash flows for the CST (formerly Automation) reporting unit. As a result, we performed a goodwill impairment test for the CST reporting unit. During the three and six months ended June 30, 2026, we recorded a goodwill impairment charge of $98.4 million in the unaudited condensed consolidated statements of operations within the BSI BioSpin segment, which represented the remaining goodwill balance of the CST reporting unit.

As described in Note 1, Description of Business, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, subsequent to June 30, 2026, we completed a reorganization of our reportable segments during the third quarter of 2026. This reorganization resulted in changes to the composition of certain of our reporting units and constitutes a triggering event requiring an interim goodwill impairment analysis. We expect to complete the analysis during the third quarter with charges, if any, recorded in that period. Additionally, we will continue to monitor circumstances and uncertainties that may impact the carrying value of our reporting units, including the current macroeconomic conditions and the timing and quantity of future cash flows. If the fair value of any of our reporting units declines below the carrying value in future periods, additional goodwill impairment charges may be incurred. Refer to Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for further information on our goodwill impairment.

Other Charges, Net

Other charges, net for the three months ended June 30, 2026, remained consistent at $13.2 million compared to $14.4 million for the same period in 2025. For the six months ended June 30, 2026, other charges, net decreased to $39.4 million compared to $51.3 million for the same period in 2025, primarily due to a $20.7 million decrease in acquisition-related litigation charges driven by the settlement of prior year litigation matters, while no new significant acquisition-related litigation was incurred in the current year. This decrease was partially offset by an increase in long-lived asset impairment charges of $13.7 million primarily related to impairments of right of use assets and fixed assets in connection with the BSI NANO restructuring plan as described in Note 10, Restructuring and Asset Impairments, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Operating (Loss) Income

The following table presents operating (loss) income and operating margins (“OM”) on revenue by reportable segment for the periods reported:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Operating (loss) income	OM by segment	Operating Income	OM by segment	Operating (loss) income	OM by segment	Operating Income	OM by segment
BSI BioSpin	$(64.6)	(33.0)%	$18.1	9.3%	$(48.6)	(12.4)%	$41.7	10.3%
BSI CALID	48.3	15.6%	26.2	9.2%	89.0	14.2%	66.4	11.7%
BSI NANO	(20.9)	(8.0)%	(13.4)	(5.3)%	(42.7)	(8.4)%	(20.4)	(4.0)%
BEST	7.5	10.1%	7.2	10.9%	15.0	10.6%	14.1	11.2%
Corporate, eliminations and other (a)	(35.6)		(26.2)		(67.8)		(58.1)
Total operating (loss) income	$(65.3)	(7.8)%	$11.9	1.5%	$(55.1)	(3.3)%	$43.7	2.7%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The decrease in operating income and operating income margin in the three and six months ended June 30, 2026, when compared to the same period in 2025, was primarily due to the goodwill impairment charges in our BSI BioSpin and BSI NANO segments as discussed in Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and foreign exchange headwinds from a declining U.S. Dollar, partially offset by cost savings initiatives, positive net U.S. tariffs impact, and improved revenue performance.

Global Tariffs

Early in 2025, the U.S. government imposed or increased tariffs on certain foreign imports into the United States from key trading partners, including Germany and Switzerland. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) declarations seeking refunds for tariffs paid during fiscal 2025 and the first quarter of fiscal 2026. We recognize tariff refunds upon approval by the IEEPA and record them as a reduction in the costs of product revenue in our unaudited condensed consolidated statements of operations for the applicable period. As of June 30, 2026, the majority of our tariff refund requests had been approved.

Various other tariff programs remain in effect and additional tariff measures have been proposed or implemented, and additional measures may be proposed or implemented in the future. These tariff measures and the related uncertainty in global trade markets have contributed to lower‑than‑anticipated bookings, revenues, and profitability, and may continue to adversely affect our business for the foreseeable future. The magnitude and duration of these impacts are difficult to predict, as trade policies may change without notice. We continue to monitor these developments and assess their potential impact on our business, results of operations and financial condition.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net in the three and six months ended June 30, 2026, when compared to the same period in 2025, was primarily due to the unrealized gain on equity interest investment of $27.6 million recognized during the three and six months ended June 30, 2026, as well as due to the gain on remeasurement of previously held equity interest in Tofwerk of $12.2 million recognized during the six month ended June 30, 2026. Refer to Note 11, Interest and Other Income (Expense), net, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more details on our interest and other income (expense), net.

Income Tax Provision

The effective tax rate for the three and six months ended June 30, 2026, and for the three months ended June 30, 2025, was not meaningful, due to our pretax losses, the geographic mix of earnings, and the resulting tax expense attributable to profitable foreign jurisdictions. The effective tax rate for the six months ended June 30, 2025, was 21.9%. We recorded an income tax provision for the three and six months ended June 30, 2026, despite an operating net loss. The tax expense for the quarter was adversely affected by nondeductible goodwill impairment charges recorded in our BSB and CST reporting units, which created permanent tax differences. Refer to Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules (“Pillar Two”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. Our income tax provision for the three and six months ended June 30, 2026, reflected currently enacted legislation and guidance related to the model rules. This enacted legislation and guidance did not have a material impact on our income tax provision for the three and six months ended June 30, 2026. We continue to monitor the countries in which we operate as they enact legislation implementing Pillar Two.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs, and other liquidity needs, for at least the next twelve months and the foreseeable future under the currently anticipated business conditions and macroeconomic environment. As of June 30, 2026, we had $184.9 million in cash and cash equivalents, of which $69.0 million was held by our foreign subsidiaries. Our cash and cash equivalents balance includes the positive net position under our notional cash pooling arrangement. We have access to the vast majority of our cash and cash equivalent balances held outside of the United States without incurring significant additional tax costs and therefore considers them available for use globally. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Our future cash requirements could be affected by acquisitions that we may complete, or the payment of common and preferred dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common and preferred stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

The following table presents our cash flows from operating activities, investing activities, and financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(6.2)	$(62.5)
Net cash used in investing activities	(65.0)	(117.2)
Net cash (used in) provided by financing activities	(55.7)	44.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12.9	44.9
Net decrease in cash, cash equivalents, and restricted cash	$(114.0)	$(90.5)

Net cash used in operating activities during the six months ended June 30, 2026, resulted primarily from consolidated net income adjusted for non-cash items of $214.9 million and a change in operating assets and liabilities, net of acquisitions of ($221.1) million. The increase in consolidated net income adjusted for non-cash items was driven primarily by the goodwill impairment charges in our BSI NANO segment related to the impairment of our Bruker Spatial Biology reporting unit and in our BSI BioSpin segment related to the impairment of our Chemspeed Technologies (formerly Automation) reporting unit as described in Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The change in operating assets and liabilities, net of acquisitions, decreased primarily due to legal settlement payments as described in Note 20, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and unfavorable changes in working capital, primarily related to lower collections of accounts receivable, partially offset by the timing of taxes payable.

Net cash used in investing activities during the six months ended June 30, 2026, resulted primarily from purchases of property, plant and equipment of $53.0 million and cash paid for acquisitions of $16.0 million. Net cash used in investing activities during the six months ended June 30, 2026, decreased compared to the comparable prior year period due to lower acquisition activity.

Net cash used in financing activities during the six months ended June 30, 2026, was primarily from repayments of long-term debt of $183.6 million and cash paid for dividends to our preferred and common shareholders of $37.1 million, offset by net proceeds from our 2024 Amended and Restated Revolving Credit Agreement (“Revolving Credit Facility”) of $170.0 million. Net cash used in financing activities during the six months ended June 30, 2026, increased compared to the comparable prior year period primarily due to the repayment of the remaining outstanding balance under our 2024 Term Loan due in 2029 during the first quarter of 2026, and dividend payments to preferred shareholders related to the Series A Mandatory Convertible Preferred Stock issued in the third quarter of 2025.

Credit Facilities

As of June 30, 2026, we have total outstanding debt of $1.8 billion and a Revolving Credit Facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the Revolving Credit Facility or incur term loans in an aggregate amount not to exceed $400.0 million. As of June 30, 2026, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of June 30, 2026, and December 31, 2025, refer to Note 15, Debt, and Note 16, Fair Value of Financial Instruments, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional information on our outstanding debt and credit facility refer to Note 20, Debt, to our consolidated financial statements included in our 2025 Form 10-K.

Issuance of Mandatory Convertible Preferred Stock

On September 8, 2025, we issued 2,760,000 shares, or $690 million aggregate liquidation preference, of our 6.375% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share, (including 360,000 shares, or $90,000,000 aggregate liquidation preference, of Mandatory Convertible Preferred Stock issued upon exercise by the underwriters of over-allotment option in full) pursuant to a previously announced underwritten public offering. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375% on the liquidation preference of $250 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of our common stock or, subject to certain limitations, in a combination of cash and shares of our common stock, at our election, on March 1, June 1, September 1 and December 1 of each year, which commenced on December 1, 2025, and ending on, and including, September 1, 2028. We used the proceeds from this issuance to repay (i) our term loan due December 2026 in full, (ii) outstanding borrowings under our Revolving Credit Facility in full, and (iii) a portion of our term loan due March 2027. Refer to Note 21, Shareholder's Equity, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on our mandatory convertible preferred stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since December 31, 2025, except as noted below. Refer to our 2025 Form 10-K for a discussion of our critical accounting policies and estimates.

Impairments

During the second quarter of 2026, as a result of triggering events, we completed interim goodwill impairment tests on our BSB and CST reporting units.  The analysis included updates to certain of our significant assumptions utilized in estimating the fair value of these reporting units, including projected future cash flows and discount rates. These updated assumptions reflect the most recent operating results, market conditions, and management’s expectations regarding future performance of these businesses, including changes to our expectations of future revenues and operating margin. These changes in assumptions resulted in us recording goodwill impairment charges of $36.5 million and $98.4 million for the BSB and CST reporting units, respectively, during the three and six months ended June 30, 2026. After the impairment charges, the remaining goodwill balances for the BSB and CST reporting units were $174.5 million and $0, respectively.

The determination of fair value is highly sensitive to projected revenue growth, profitability, and other forecast assumptions, therefore, changes in these estimates, as well as changes to our discount rates, could materially affect the outcome of future impairment analyses on the BSB reporting unit, which could result in additional impairment changes, as the carrying value of the reporting unit now approximates its fair value.  Management performed sensitivity analyses which indicated a hypothetical 100 basis point increase in the discount rate, or an approximate 10% reduction in projected EBITDA, could each result in an estimated decline in the fair value of the BSB reporting unit of approximately 25%. These analyses are illustrative in nature and assume changes in individual assumptions in isolation. Accordingly, the analyses should not be viewed as a prediction of future results or the amount of a future impairment charge, if any. Refer to Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for additional detail regarding the interim impairment tests.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting standard changes and developments is incorporated by reference from Part I, Item 1, unaudited condensed consolidated financial statements, of this document and should be considered an integral part of this Item 2. Refer to Note 2, Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. As of June 30, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment, and commercial matters, which arise in the ordinary course of business. As of June 30, 2026, other than as disclosed in Note 20, Commitments and Contingencies in the Notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company's business or financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Mutual Separation Agreement between Dr. Falko Busse and Bruker Switzerland AG

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104*	Cover page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2026	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)