Form 10-Q
period 2026-09-30
BRUKER CORP
filed 2026-11-05
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2026
Common Stock, $0.01 par value per share	152,722,385 shares
6.375% Series A Mandatory Convertible Preferred Stock, $0.01 par value per share	2,760,000 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2026

		Page
Part I	FINANCIAL INFORMATION	3
Item 1:	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025	5
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4:	Controls and Procedures	41
Part II	OTHER INFORMATION	42
Item 1:	Legal Proceedings	42
Item 1A:	Risk Factors	42
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5:	Other Information	42
Item 6:	Exhibits	43
	Signatures	44

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119.7	$298.8
Accounts receivable, net	563.9	544.9
Inventories	1,102.7	1,094.6
Other current assets	370.8	274.2
Total current assets	2,157.1	2,212.5
Property, plant and equipment, net	695.7	744.8
Goodwill and intangible assets, net	2,148.8	2,447.3
Other long-term assets	826.7	836.8
Total assets	$5,828.3	$6,241.4
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$10.4	$16.6
Accounts payable	207.8	215.9
Current portion of deferred revenue and customer advances	428.8	441.3
Other current liabilities	525.1	605.4
Total current liabilities	1,172.1	1,279.2
Long-term debt	1,703.0	1,852.5
Other long-term liabilities	610.2	599.4
Redeemable noncontrolling interests	37.0	36.8
Total shareholders’ equity	2,306.0	2,473.5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,828.3	$6,241.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$691.9	$691.1	$2,002.0	$1,969.1
Service and other revenue	182.1	169.4	533.9	490.2
Total revenue	874.0	860.5	2,535.9	2,459.3
Cost of product revenue	355.1	389.0	1,035.0	1,057.4
Cost of service and other revenue	89.6	92.1	275.8	273.4
Total cost of revenue	444.7	481.1	1,310.8	1,330.8
Gross profit	429.3	379.4	1,225.1	1,128.5
Operating expenses:
Selling, general and administrative	226.5	242.5	707.5	699.3
Research and development	92.0	98.3	287.6	295.6
Goodwill impairment charge	174.5	96.5	309.4	96.5
Other charges (gains), net	27.3	(6.1)	66.7	45.2
Total operating expenses	520.3	431.2	1,371.2	1,136.6
Operating loss	(91.0)	(51.8)	(146.1)	(8.1)
Interest and other (expense) income, net	(29.3)	(20.0)	7.0	(38.1)
Loss before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(120.3)	(71.8)	(139.1)	(46.2)
Income tax (benefit) provision	(12.2)	(14.1)	4.5	(8.5)
Equity in (losses) income of unconsolidated investees, net of tax	(1.6)	(0.8)	(1.3)	0.2
Consolidated net loss	(109.7)	(58.5)	(144.9)	(37.5)
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	2.1	1.1	4.5	(2.9)
Net loss attributable to Bruker Corporation	(111.8)	(59.6)	(149.4)	(34.6)
Dividends on Series A Mandatory Convertible Preferred Stock	11.0	2.8	32.8	2.8
Net loss attributable to Bruker Corporation common shareholders	$(122.8)	$(62.4)	$(182.2)	$(37.4)
Net loss per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.81)	$(0.41)	$(1.20)	$(0.25)
Diluted	$(0.81)	$(0.41)	$(1.20)	$(0.25)
Weighted average common shares outstanding:
Basic	152.5	151.8	152.3	151.7
Diluted	152.5	151.8	152.3	151.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net loss	$(109.7)	$(58.5)	$(144.9)	$(37.5)

Other comprehensive (loss) income:

Foreign currency translation:
Foreign currency translation (loss) gain before income taxes	(15.9)	33.6	(67.3)	238.2
Income tax (benefit) expense on foreign currency translation adjustments	(2.0)	13.9	(5.8)	15.4
Foreign currency translation (loss) gain after income taxes	(13.9)	19.7	(61.5)	222.8

Designated hedging instruments:
Gain (loss) on designated hedging instruments before income taxes	54.8	(2.8)	92.6	(249.2)
Income tax expense (benefit) related to designated hedging instruments	13.1	(0.7)	22.1	(59.6)
Gain (loss) on designated hedging instruments after income taxes	41.7	(2.1)	70.5	(189.6)

Other comprehensive income (loss), net of taxes	0.7	0.1	1.0	(4.0)

Total other comprehensive income	28.5	17.7	10.0	29.2

Total comprehensive loss	(81.2)	(40.8)	(134.9)	(8.3)
Less: Comprehensive income attributable to noncontrolling interests	1.6	—	3.2	—
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	0.1	1.0	(0.3)	2.0
Total comprehensive loss attributable to Bruker Corporation	$(82.9)	$(41.8)	$(137.8)	$(10.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2025	$36.8	2,760,000	$—	152,143,041	$1.8	30,904,588	$(1,242.2)	$1,414.6	$2,361.8	$(79.5)	$2,456.5	$17.0	$2,473.5
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	80,047	—	—	—	1.0	—	—	1.0	—	1.0
Stock-based compensation expense	—	—	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(10.9)	—	(10.9)	—	(10.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Loan repayments from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Certain other acquisitions	(0.8)	—	—	—	—	—	—	—	0.5	—	0.5	—	0.5
Consolidated net income	0.3	—	—	—	—	—	—	—	14.4	—	14.4	1.0	15.4
Other comprehensive loss	(0.5)	—	—	—	—	—	—	—	—	(10.7)	(10.7)	(0.3)	(11.0)
Balance at March 31, 2026	$35.8	2,760,000	$—	152,223,088	$1.8	30,904,588	$(1,242.2)	$1,421.6	$2,358.1	$(90.2)	$2,449.1	$17.9	$2,467.0
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	129,879	—	—	—	3.8	—	—	3.8	—	3.8
Stock-based compensation expense	—	—	—		—	—	—	5.6	—	—	5.6	—	5.6
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(10.9)	—	(10.9)	—	(10.9)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net income (loss)	0.1	—	—	—	—	—	—	—	(52.0)	—	(52.0)	1.0	(51.0)
Other comprehensive loss	(0.3)	—	—	—	—	—	—	—	—	(6.6)	(6.6)	(0.1)	(6.7)
Balance at June 30, 2026	$35.6	2,760,000	$—	152,352,967	$1.8	30,904,588	$(1,242.2)	$1,431.0	$2,287.6	$(96.8)	$2,381.4	$18.8	$2,400.2
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	330,449	—	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation expense	—	—	—	—	—	—	—	6.1	—	—	6.1	—	6.1
Issuance of treasury stock in acquisition	—	—	—	38,429	—	(38,429)	0.7	1.6	—	—	2.3	—	2.3
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Certain other acquisitions	1.3	—	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income (loss)	0.3	—	—	—	—	—	—	—	(111.8)	—	(111.8)	1.8	(110.0)
Other comprehensive (loss) income	(0.2)	—	—	—	—	—	—	—	—	28.9	28.9	(0.2)	28.7
Balance at September 30, 2026	$37.0	2,760,000	$—	152,721,845	$1.8	30,866,159	$(1,241.5)	$1,436.1	$2,157.1	$(67.9)	$2,285.6	$20.4	$2,306.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Redeemable Noncontrolling Interests	Number of Series A Preferred Shares Outstanding	Preferred Stock Amount	Number of Common Shares Outstanding	Common Stock Amount	Number of Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2024	$18.1	—	$—	151,677,952	$1.8	30,778,879	$(1,237.2)	$713.4	$2,406.7	$(103.5)	$1,781.2	$15.9	$1,797.1
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	43,770	—	—	—	0.4	—	—	0.4	—	0.4
Stock-based compensation expense	—	—	—	—	—	—	—	5.6	—	—	5.6	—	5.6
Shares repurchased	—	—	—	(200,731)	—	200,731	(10.0)	(0.1)	—	—	(10.1)	—	(10.1)
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)	—	(7.7)
Proceeds from the sale of (distributions to) noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Consolidated net (loss) income	(0.4)	—	—	—	—	—	—	—	17.4	—	17.4	(0.3)	17.1
Other comprehensive income	0.6	—	—	—	—	—	—	—	—	30.4	30.4	0.6	31.0
Balance at March 31, 2025	$18.3	—	$—	151,520,991	$1.8	30,979,610	$(1,247.2)	$719.3	$2,416.4	$(73.1)	$1,817.2	$15.7	$1,832.9
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	194,936	—	—	—	5.0	—	—	5.0	—	5.0
Stock-based compensation expense	—	—	—		—	—	—	5.7	—	—	5.7	—	5.7
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Consolidated net (loss) income	(1.7)	—	—	—	—	—	—	—	7.6	—	7.6	(1.6)	6.0
Certain other acquisitions	28.3	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	2.5	—	—	—	—	—	—	—	—	(23.9)	(23.9)	1.3	(22.6)
Balance at June 30, 2025	$47.4	—	$—	151,715,927	$1.8	30,979,610	$(1,247.2)	$730.0	$2,416.4	$(97.0)	$1,804.0	$15.4	$1,819.4
Stock plan activity (stock options exercised, restricted stock units vested, employee stock purchase plan)	—	—	—	224,759	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Issuance of Series A Mandatory Convertible Preferred Stock	—	2,760,000	—	—	—	—	—	669.5	—	—	669.5	—	669.5
Dividends to common shareholders	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Dividends to Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	—	—	(2.8)	—	(2.8)	—	(2.8)
Consolidated net income (loss)	1.1	—	—	—	—	—	—	—	(59.6)	—	(59.6)	—	(59.6)
Certain other acquisitions	(5.5)	—	—	—	—	—	—	—	5.8	—	5.8	2.2	8.0
Other comprehensive (loss) income	(0.1)	—	—	—	—	—	—	—	—	17.8	17.8	—	17.8
Balance at September 30, 2025	$42.9	2,760,000	$—	151,940,686	$1.8	30,979,610	$(1,247.2)	$1,404.3	$2,352.2	$(79.2)	$2,431.9	$17.6	$2,449.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Consolidated net loss	$(144.9)	$(37.5)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	170.4	162.2
Asset impairments	368.5	147.5
Non-cash gains on equity interest investment and remeasurement of previously held equity interest	(48.4)	(0.4)
Deferred income taxes	(89.5)	(65.2)
Write down of inventories	41.5	47.3
Other non-cash expenses (income), net	48.8	(80.6)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts payable and accrued expenses	(68.2)	(92.9)
Inventories	(75.8)	(61.5)
Income taxes payable, net	(52.9)	(130.5)
Other changes in operating assets and liabilities, net	(37.5)	15.9
Net cash provided by (used in) operating activities	112.0	(95.7)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(74.5)	(68.2)
Cash paid for acquisitions, net of cash acquired	(73.0)	(69.7)
Other investing activities, net	9.8	(3.1)
Net cash used in investing activities	(137.7)	(141.0)

Cash flows from financing activities:
Repayments of revolving line of credit	(115.0)	(793.8)
Proceeds from revolving line of credit	230.0	765.5
Repayment of long-term debt	(186.3)	(321.3)
Proceeds from long-term debt	—	2.9
Proceeds from issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	—	669.5
Payment of dividends to Series A Mandatory Convertible Preferred Shareholders	(33.0)	—
Payment of dividends to common shareholders	(22.8)	(15.3)
Other financing activities, net	(38.7)	(4.8)
Net cash (used in) provided by financing activities	(165.8)	302.7

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12.2	44.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(179.3)	110.6
Cash, cash equivalents and restricted cash at beginning of period	303.1	186.7
Cash, cash equivalents and restricted cash at end of period	$123.8	$297.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$43.4	$50.2
Cash paid for taxes	$121.1	$186.2
Restricted cash period beginning balance	$4.3	$3.3
Restricted cash period ending balance	$4.1	$4.2
Right-of-use assets obtained in exchange for operating lease liabilities	$34.1	$46.8
Cash paid for operating lease liabilities included in operating cash flows	$36.1	$34.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Effective July 1, 2026, the Company completed a reorganization of its reportable segments to streamline its organizational structure and further facilitate decision making, accountability, customer focus, and innovation. Prior to this change, the Company’s four reportable segments consisted of Bruker Scientific Instruments (“BSI”) BioSpin, BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection), BSI NANO, and Bruker Energy & Supercon Technologies (“BEST”). As a result of this reorganization, beginning in the third quarter of 2026, the Company’s reportable segments consist of the following:

•
BSI Biosystems (“BIOS”), consisting of:
o
The BioSpin division, which combines the former Magnetic Resonance Spectroscopy, Preclinical Imaging, Biopharma and Applied Services, and Services and Lifecycle Support divisions, all of which were previously part of the former BSI BioSpin segment;
o
The SciY (formerly Integrated Data Solutions) division, previously part of the former BSI BioSpin segment;
o
The Chemspeed Technologies (“CST”) (formerly Automation) division, previously part of the former BSI BioSpin segment;
o
The Daltonics division (formerly Bruker Life Sciences Mass Spectrometry and Bruker Applied Mass Spectrometry), previously part of the former BSI CALID segment;
o
The Optics division, previously part of the former BSI CALID segment; and
o
The Mimetas division, a new division formed during the third quarter of 2026 following the acquisition of a majority interest in Mimetas B.V., as described in Note 3, Acquisitions.

BSI BIOS designs, manufactures, and distributes life science and analytical instrumentation based on magnetic resonance, mass spectrometry, molecular spectroscopy, and preclinical imaging technologies. BSI BIOS provides laboratory automation and scientific software solutions that support research, development, and quality control workflows across life science, pharmaceutical, biotechnology, clinical, industrial, and other analytical applications. Revenues are generated from academic and government research institutions, pharmaceutical and biotechnology companies, clinical laboratories, and industrial customers.

•
BSI Microbiology and Infection Diagnostics (“BMID”), consisting of the Microbiology, Molecular Diagnostics, and Biomedical Systems divisions, which were previously part of the former BSI CALID segment.

BSI BMID develops, manufactures, and distributes innovative solutions for microbial identification, molecular diagnostics, and biomedical laboratory applications. The segment’s portfolio includes systems, software, consumables, reagents, and biological products used for microbial identification, infectious disease diagnostics, antimicrobial susceptibility and resistance testing, microbial genomics, laboratory workflow optimization, and specialty diagnostic applications. Revenues are generated from clinical laboratories, public health agencies, industrial, pharmaceutical, veterinary, food safety, and research markets worldwide.

•
BSI NANO, for which no changes were made to the reportable segment structure in connection with the reorganization.

BSI NANO designs, manufactures, and distributes advanced X-ray instruments, atomic force microscopy instrumentation, advanced fluorescence optical microscopy instruments, analytical tools for electron microscopes and X-ray metrology, defect-detection equipment for semiconductor process control, handheld, portable and mobile X-ray fluorescence spectrometry instruments, spark optical emission spectroscopy systems, products and services for targeted spatial proteomics, products for measuring gene expression and for spatial transcriptional profiling, multi-omic services, optofluidic and proteomic barcoding platforms, and products and services for spatial genomics research. Revenues are generated from academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies, and other businesses involved in materials research and life science research analysis.

•
BEST, for which no changes were made to the reportable segment structure in connection with the reorganization.

BEST develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare, and high energy physics research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research, and other applications. Revenues are generated from medical, clinical, pharmaceutical, and aerospace companies, as well as other businesses involved in materials research, fusion energy research, high energy physics, renewable energy, and environmental research. BEST also delivers extreme ultraviolet radiation (“EUV”/“XUV”) based technologies and solutions to world leading semiconductor companies and research labs.

Prior period segment information within Note 5, Goodwill and Intangible Assets, Note 7, Business Segment Information, and Note 10, Restructuring and Asset Impairments has been recast to conform to the new reportable segments as described above. This reportable operating segment realignment did not impact the Company’s historical consolidated results of operations, financial position or cash flows.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2026, and December 31, 2025, and for the three and nine months ended September 30, 2026, and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025, was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 27, 2026 (“2025 Form 10-K”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, comprehensive (loss) income, and cash flows have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain lines previously reported under specific captions within the unaudited condensed consolidated statements of redeemable noncontrolling interests and shareholders’ equity, the unaudited condensed consolidated statement of cash flows, Note 9, Other Charges (Gains), Net, Note 11, Interest and Other (Expense) Income, Net, and Note 14, Other Current Assets, have been reclassified to conform to the current period presentation.

At September 30, 2026, the Company’s significant accounting policies, which are detailed in the 2025 Form 10-K, have not changed.

2.
Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This new guidance refines certain aspects of the hedge accounting guidance in ASC 815 to better align financial reporting with the economic effects of an entity’s risk management activities and to address implementation issues identified since the hedge accounting guidance that was issued prior to this ASU. Specifically, the ASU provides improvements in the following five areas: (i) similar risk assessment of cash flow hedges, (ii) hedging forecasted interest payments on choose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign currency-denominated debt instruments as a hedging instrument and hedged item. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

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

3.
Acquisitions

During the nine months ended September 30, 2026, the Company completed various acquisitions that collectively complemented the product offerings of the Company’s existing businesses. The valuation methodology used to determine the fair value of the identifiable assets acquired and liabilities assumed, unless otherwise noted, is consistent with that described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2025 Form 10-K.

The following table presents the consideration transferred and the allocation to the identifiable assets acquired and liabilities assumed for the 2026 acquisitions (in millions):

Acquisition (segment)	Tofwerk (BSI BIOS)	Mimetas (BSI BIOS)	Other	Total
Consideration Transferred:
Cash paid	$30.3	$57.2	$7.7	$95.2
Cash acquired	(21.4)	(0.2)	(0.2)	(21.8)
Fair value of deferred consideration	27.0	—	—	27.0
Fair value of previously held equity interest	38.1	—	—	38.1
Fair value of redeemable non-controlling interest	—	3.7	—	3.7
Working capital and other closing adjustments	—	—	(0.4)	(0.4)
Total consideration transferred, net of cash acquired	$74.0	$60.7	$7.1	$141.8
Allocation of Consideration Transferred:
Inventories	11.0	1.0	0.6	12.6
Other assets	17.3	7.1	0.5	24.9
Intangible assets:
Technology	35.8	12.9	6.9	55.6
Other intangible assets	5.1	13.0	—	18.1
Goodwill	35.4	42.5	—	77.9
Deferred taxes (net)	(7.5)	(6.7)	(0.9)	(15.1)
Liabilities assumed	(23.1)	(9.1)	—	(32.2)
Total consideration allocated	$74.0	$60.7	$7.1	$141.8

The table below summarizes information on acquisitions material to the Company’s financial statements in 2026:

	Tofwerk	Mimetas
Acquisition date	January 6, 2026	August 7, 2026
Activity of acquired business

Developer and manufacturer of high-performance time-of-flight (“TOF”) mass spectrometers and related analytical instrumentation used across environmental analysis, industrial monitoring, semiconductor applications, and scientific research. Tofwerk’s modular TOF platform enables real-time, high-resolution detection and quantification of complex chemical compositions. This acquisition enhances Bruker’s mass spectrometry portfolio by expanding the Company’s capabilities in TOF based solutions and strengthens the Company’s position in advanced environmental, industrial, and research markets that benefit from high sensitivity, real-time mass spectrometric analysis.

Developer of organ-on-a-chip platforms and advanced human tissue and disease models for drug discovery and development. This acquisition expands Bruker’s post-genomic solutions for disease biology research, as well as for drug discovery and development, into Microphysiological Systems (“MPS”), also referred to as New Approach Methodologies (“NAMs”), which are based on human physiology-relevant model systems.

Location	Thun, Switzerland	Oegstgeest, The Netherlands
Percentage of voting equity interests acquired	Remaining 60.0% ownership interest in Tofwerk. The Company’s existing 40.0% interest in Tofwerk was previously accounted for under the equity method.	94% ownership interest in Mimetas.
Business acquired	Outstanding share capital of Tofwerk AG and its wholly owned subsidiaries (collectively, “Tofwerk”).	Outstanding share capital of Mimetas B.V. and its wholly owned subsidiaries (collectively, “Mimetas”).

The Company’s acquisition of the remaining 60.0% ownership interest in Tofwerk and its subsidiaries was accounted for as an acquisition achieved in stages. The acquisition date fair value of the existing interest was $38.1 million, which resulted in a non-taxable gain of $12.2 million that the Company recognized in the first quarter of 2026 in Interest and other (expense) income, net in the unaudited condensed consolidated statements of operations. Based on the terms of the transaction and the nature of the negotiations, the Company determined there was no control premium factored into the purchase of the additional 60.0% interest. The fair value of the existing interest in Tofwerk was determined using the implied business economic value of the entity based on the terms of the acquisition of the additional 60.0% interest. As a result of the transaction, the Company recognized 100% of the identifiable assets acquired and liabilities assumed of Tofwerk at their respective acquisition‑date fair values. The excess of the total consideration transferred, together with the fair value of the previously held interest, over the fair value of identifiable net assets acquired was recorded as goodwill.

In connection with the Mimetas acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 6.0% at a contractually defined redemption value exercisable during the second quarter of 2029. The rights associated with the noncontrolling interests are contingently redeemable at the option of the Company or the noncontrolling interest holder during the option period, and therefore, is included in the mezzanine section of the consolidated balance sheet. Following the expiration of the option period, the Company may be required to purchase the noncontrolling interest at its fair market value upon the occurrence of certain contractually defined events.

Technology was the most significant identifiable intangible asset acquired in the acquisitions described above and was assigned estimated useful lives ranging from three to eleven years by the Company. The fair value of acquired technology intangible assets was estimated using the multi-period excess earnings method or the relief from royalty method, as appropriate.

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

The Company recorded the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed based on the information available at the time of the issuance of these financial statements for the Mimetas acquisition. Accordingly, the values recognized are subject to change until the Company finalizes the allocation of consideration transferred during the measurement period, which is no later than one year from the acquisition date. The final determination may result in asset and liability values that are different than the preliminary estimates. The Company has finalized its valuation of the assets acquired and liabilities assumed related to all other acquisitions completed prior to the third quarter of 2026, within the measurement period, and no further material adjustments were recorded.

Results of operations for 2026 acquired businesses

The results from the acquisitions included in the unaudited condensed consolidated financial statements of the Company from the acquisition dates through September 30, 2026, include revenues of $32.8 million and pre-tax losses totaling $2.6 million. The tax effect of pre-tax losses incurred will be included in the related jurisdictional tax returns of the subsidiaries.

Supplemental Pro Forma Information for 2026 acquired businesses (unaudited)

The consolidated revenue and earnings results for the three and nine months ended September 30, 2026 would not be materially different had the Tofwerk and Mimetas acquisitions been completed on January 1, 2026. The other acquisition completed during 2026 was not material to the Company. As such, additional pro forma information combining the results of operations of the Company and these acquisitions have not been included in the unaudited condensed consolidated financial statements.

4.
Minority and Equity-Method Investments

As of September 30, 2026 and December 31, 2025, the fair value of equity investments without readily determinable fair values using the measurement alternative was $19.7 million and $26.3 million, respectively. During the nine months ended September 30, 2026, the Company completed three minority investments. Total cash consideration for the investments was de minimis.

The Company acquired a 30% interest in NovAliX’s common stock in 2024, and concurrent with the transaction, the Company entered into an agreement with the remaining shareholders that provides the Company with the right to purchase, and the shareholders with the right to sell, the remaining ownership of NovAliX for cash at a contractually defined redemption value exercisable beginning in 2029 and ending in 2034 (the “put option liability”). During the third quarter of 2026, the Company identified qualitative indicators of impairment in connection with its NovAliX investment as discussed below, and revalued the put option liability using the discounted cash flow method. The fair value of the liability was estimated to be $25.2 million as of September 30, 2026, and $11.0 million as of December 31, 2025. Changes in the fair value of the liability were recorded in Other charges (gains), net in the unaudited condensed consolidated statements of operations.

The fair value measurement of the put option liability as of September 30, 2026 and December 31, 2025 included significant unobservable inputs as follows:

Instrument	Valuation Technique	Unobservable Input	Value as of September 30, 2026	Value as of December 31, 2025
Equity interest purchase option liability	Discounted Cash Flow	Revenue Risk Premium	2.4%	2.5%
		EBITDA Risk Premium	9.7%	9.8%

The fair value measurement of the put option liability is sensitive to changes in the significant unobservable inputs. Increases in projected cash flow assumptions would result in a higher fair value measurement, while higher risk premiums would result in a lower fair value measurement. The significant unobservable inputs may be interrelated, and changes in one input may be offset by changes in another input. Accordingly, changes in these unobservable inputs could result in a materially higher or lower fair value measurement.

The following table sets forth the changes in the put option liability (in millions):

Balance at December 31, 2025	$11.0
Acquisitions	—
Current period adjustments	15.0
Current period settlements	—
Foreign currency effect	(0.8)
Balance at September 30, 2026	$25.2

In connection with the revaluation, the Company determined that the fair value of its investment in NovAliX was lower than its carrying amount and, accordingly, recorded an impairment charge of $34.6 million during the three and nine months ended September 30, 2026. The impairment charge was recorded in Interest and other (expense) income, net in the unaudited condensed consolidated statements of operations. In determining the fair value of the NovAlix investment, the Company used a weighted combination of the market approach and the income approach. Significant unobservable inputs used in the discounted cash flow model, which are classified within Level 3, included, but were not limited to, a discount rate of 14.5%, projected future cash flows, and long-term growth expectations.

In April 2026, one of the Company’s equity interest investments completed its initial public offering (“IPO”). Prior to the IPO, the equity position was valued using the measurement alternative. Following the IPO, the investment was measured at fair value with changes recognized in earnings. As of September 30, 2026, the fair value of the investment was $47.3 million. The investment is subject to a 180‑day market lock-up restriction that expired on October 14, 2026. The Company recorded an unrealized gain of $9.7 million and $37.3 million for the three and nine months ended September 30, 2026, respectively, which was recorded in Interest and other (expense) income, net in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2026, the Company identified qualitative indicators of impairment for certain of its minority investments, including the NovAliX investment discussed above, which are accounted for under either the measurement alternative or the equity method. Such qualitative indicators of impairment included updated assessments of the investees’ remaining operating cash runway, the investees’ ability and likelihood of raising additional capital, and the investees’ current business plans. The Company determined the fair value of these investments to be below their carrying amounts and, as a result, recorded impairment charges of $35.6 million and $40.3 million during the three and nine months ended September 30, 2026, respectively, including the impairment charge related to NovAliX discussed above. During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $15.9 million and $17.8 million, respectively, related to certain minority investments. The impairment charges were included in Interest and other (expense) income, net in the unaudited condensed consolidated statements of operations.

5.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in millions):

	BSI BIOS	BSI BMID	BSI NANO	BEST	Total
Balance at December 31, 2025	$466.1	$555.5	$525.8	$0.3	$1,547.7
Current period additions	78.9	—	—	—	78.9
Current period impairments	(98.4)	—	(211.0)	—	(309.4)
Current period adjustments	(1.0)	—	—	—	(1.0)
Foreign currency effect	(14.6)	(9.0)	(3.0)	—	(26.6)
Balance at September 30, 2026	$431.0	$546.5	$311.8	$0.3	$1,289.6
Accumulated goodwill impairment balance as of September 30, 2026	$(142.8)	$—	$(265.0)	$—	$(407.8)

The Company tests goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the quantitative assessment. If, as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The assumptions used in the Company’s impairment analyses are developed in light of current market conditions and future expectations which include, but are not limited to, new product and service developments, impact of competition, and future economic conditions. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

On April 1, 2026, the Company completed the merger of the Bruker Cellular Analysis (“BCA”) business into the Bruker Spatial Biology (“BSB”) division. In connection with this merger, the Company performed goodwill impairment tests for the BSB reporting unit pre‑merger as of March 31, 2026, and for the newly combined reporting unit post‑merger (“BSB&CA”) as of April 1, 2026. The pre-merger goodwill impairment test indicated that the fair value of the BSB reporting unit exceeded its carrying value and, therefore, no impairment charge was recorded. Based on the results of the post-merger goodwill impairment test, the Company recorded a goodwill impairment charge of $36.5 million during the second quarter of 2026 within the BSI NANO segment. During the third quarter of 2026, changes in the competitive landscape and operating results below expectations led the Company to lower its expectations for the BSB&CA reporting unit, including its long-term forecasted revenue and cash flows. These factors constituted a triggering event, requiring an interim goodwill impairment test as of September 30, 2026. In performing the test, the Company updated key assumptions to reflect BSB&CA’s most recent operating results, current market conditions (including changes in the competitive landscape), and management’s revised expectations of future revenue and operating margin. As a result, the Company recorded an additional goodwill impairment charge of $174.5 million within the BSI NANO segment. The third quarter 2026 impairment charge represented the remaining goodwill balance of the BSB&CA reporting unit.

Goodwill impairment charges for the BSB&CA reporting unit within the BSI NANO segment totaled $211.0 million for the nine months ended September 30, 2026. In determining the fair values of the BSB reporting unit pre-merger and the BSB&CA reporting unit in the second quarter of 2026 the Company used a weighted combination of the market approach and the income approach. When determining the fair value of the BSB&CA reporting unit in the third quarter of 2026, the Company used the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, discount rates ranging from 11.0% to 14.0%, revenue growth rate assumptions at the higher end of the projected ranges for the Company’s other significant businesses, and, for the impairment test performed in the third quarter of 2026, operating margin rate assumptions that were lower than those of the Company’s other significant businesses.

During the second quarter of 2026, the Company reduced its forecasted revenue and cash flows for the CST (formerly Automation) reporting unit. As a result, the Company performed a goodwill impairment test for the CST reporting unit. During the nine months ended September 30, 2026, the Company recorded a goodwill impairment charge of $98.4 million in the unaudited condensed consolidated statements of operations within the BSI BIOS segment, all of which was recognized in the second quarter of 2026. The impairment charge represented the remaining goodwill balance of the CST reporting unit. In determining the fair value of the CST reporting unit, the Company used the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 13.5% and revenue growth and operating margin rate assumptions at the lower end of the projected ranges for the Company’s other significant businesses.

As described in Note 1, Description of Business, effective July 1, 2026, the Company completed a reorganization of its reportable segments. This reorganization resulted in changes to the composition of certain of the Company’s reporting units and as a result, the Company performed an interim goodwill impairment test for those reporting units. The Company completed the analysis during the third quarter of 2026 and determined that the fair values of the affected reporting units exceeded their carrying values. Accordingly, no goodwill impairment charge was recorded.

In connection with the acquisition of Mimetas, as further described in Note 3, Acquisitions, the Company established a new reporting unit, Mimetas, within the BSI BIOS segment during the third quarter of 2026, and assigned goodwill of $42.5 million to the reporting unit. Based on the preliminary purchase price allocation, the estimated fair value of the Mimetas reporting unit approximated its carrying value as of the acquisition date. As of the filing date of this Quarterly Report on Form 10-Q, the Company is not aware of any events or trends that are reasonably likely to have a negative impact on the estimated fair value of the Mimetas reporting unit.

The Company will continue to monitor circumstances and uncertainties that may impact the carrying values of its reporting units, including the current macroeconomic conditions and the timing and quantity of future cash flows. If the fair value of any of the Company’s reporting units declines below the carrying value in future periods, additional goodwill impairment charges may be incurred.

Intangible Assets

The following is a summary of intangible assets (in millions):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$822.0	$(400.5)	$421.5	$787.3	$(358.2)	$429.1
Customer relationships	596.6	(197.8)	398.8	594.6	(169.1)	425.5
Trade names	70.4	(33.3)	37.1	67.9	(27.4)	40.5
Other	17.5	(15.7)	1.8	18.1	(13.6)	4.5
Intangible assets	$1,506.5	$(647.3)	$859.2	$1,467.9	$(568.3)	$899.6

For the three months ended September 30, 2026, and 2025, the Company recorded amortization expense of $30.1 million and $30.3 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2026, and 2025, the Company recorded amortization expense of $95.9 million and $89.1 million, respectively, related to intangible assets.

On a quarterly basis, the Company reviews long-lived assets, including finite-lived intangible assets, to determine if there have been any triggering events that could indicate an impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the carrying value of an asset group is not recoverable, measured as the amount by which the carrying value exceeds the quoted market price, if available, or the estimated fair value of the asset groups. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset group and its eventual disposition. Impairment costs are recorded in total cost of revenue and total operating expenses in the unaudited condensed consolidated statements of operations for the difference between the fair value and carrying value of the asset group.

During the first quarter of 2026, the Company recorded a de minimis impairment charge on certain existing technology and patent intangible assets related to the decision to discontinue certain product lines as part of the restructuring plans described in Note 10, Restructuring and Asset Impairments. No additional intangible asset impairment charges were recorded during the nine months ended September 30, 2026 other than the aforementioned first-quarter charge. The goodwill impairment triggering events identified during the nine months ended September 30, 2026, as described above, were also assessed for their impact on the associated intangible assets. Based on the Company’s analysis, no impairment of the associated intangible assets was identified, and accordingly, no intangible asset impairment charges were recorded. During the three and nine months ended September 30, 2025, the Company identified impairment indicators related to the operating performance of certain asset groups, including the discontinuation of certain tradenames and product lines under restructuring plans in effect during the period, and macroeconomic conditions and uncertainties. As a result, the Company recorded impairment charges of $12.6 million and $18.3 million in cost of product revenue and $10.3 million and $11.8 million in other (gains) charges, net, for the three and nine months ended September 30, 2025, respectively.

6.
Revenue

The following table presents the Company’s revenues by end customer geography for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$231.2	$226.0	$701.3	$666.3
Germany	60.2	71.3	187.3	191.5
Europe excluding Germany	260.0	241.2	763.2	678.7
China	125.3	121.8	304.2	337.7
Asia Pacific excluding China	122.4	130.7	369.5	389.5
Other	74.9	69.5	210.4	195.6
Total revenue	$874.0	$860.5	$2,535.9	$2,459.3

The following table presents revenue for the Company recognized at a point in time versus over time for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$725.8	$732.2	$2,112.5	$2,086.0
Revenue recognized over time	148.2	128.3	423.4	373.3
Total revenue	$874.0	$860.5	$2,535.9	$2,459.3

As of September 30, 2026, and December 31, 2025, the following balances were associated with revenue (in millions):

	September 30, 2026	December 31, 2025
Contract assets	$121.9	$113.0
Contract liabilities (a)	544.0	550.4
Remaining performance obligations (b)	$2,776.2	$2,569.4
(a)
Approximately $362.5 million of the contract liability balance on December 31, 2025, was recognized as revenue during the nine months ended September 30, 2026.
(b)
Bruker’s mix of remaining performance obligations consists of firm orders under non-cancelable purchase orders received from customers and the timing of revenue recognition can vary significantly due to a variety of factors. Bruker manufactures innovative scientific instruments and diagnostic solutions which can result in varying production and installation timing due to components, customization, manufacturing, assembly, testing processes, and customer site availability or readiness. Bruker’s expected completion of performance obligations can vary from year to year based on these and other factors. As a result, performance obligations on any particular date may be indicative of Bruker’s short-term revenue performance but is not necessarily a reliable indicator of long-term revenue performance. The Company will recognize revenues for these performance obligations as they are satisfied, the majority of which is expected to occur within the next twelve months.

The Company has historically generated higher levels of revenue in the fourth quarter and lower levels of revenue in the first quarter of the year, which it believes is influenced by its customers’ budgeting cycles.

7.
Business Segment Information

The Company’s CEO is the chief operating decision maker (“CODM”). In evaluating segment performance, the CODM excludes from segment expenses and segment operating income (loss) certain corporate-related expenses and certain transactions or adjustments, such as costs related to restructuring actions, acquisitions and related integration expenses, amortization of acquired intangible assets, costs associated with the Company’s global information technology (“IT”) transition initiatives, goodwill, intangible assets, other long-lived asset impairment charges, and other costs. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2025 Form 10-K.

As discussed in Note 1, Description of Business, effective July 1, 2026, the Company completed a reorganization of its reportable segments. Prior period segment information has been recast to conform to the new reportable segments.

The following tables present segment results for the three and nine months ended September 30, 2026, and 2025 (in millions):

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	BSI BIOS	BSI BMID	BSI NANO	BEST	Total	BSI BIOS	BSI BMID	BSI NANO	BEST	Total

Revenue from external customers	$397.2	$133.6	$263.1	$80.1	$874.0	$391.2	$130.2	$266.5	$72.6	$860.5
Intersegment revenue	—	—	—	2.0	2.0	—	—	—	1.2	1.2
Total segment revenue	$397.2	$133.6	$263.1	$82.1	$876.0	$391.2	$130.2	$266.5	$73.8	$861.7

Segment expenses:
Cost of revenue	$187.4	$48.6	$128.9	$63.3	$428.2	$195.3	$46.6	$128.7	$60.5	$431.1
Selling, general and administrative	85.7	27.9	65.2	5.9	184.7	88.9	28.2	70.2	5.6	192.9
Research and development	42.1	11.5	37.3	0.8	91.7	44.7	8.4	44.1	0.7	97.9
Segment operating income	$82.0	$45.6	$31.7	$12.1	$171.4	$62.3	$47.0	$23.5	$7.0	$139.8

Reconciliation of total operating income:
Corporate, elimination, and other (a)					$28.7					$34.0
Adjustments and reconciling items (b)					233.7					157.6
Total consolidated operating loss					$(91.0)					$(51.8)
Interest and other expense, net					(29.3)					(20.0)
Loss before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(120.3)					$(71.8)

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	BSI BIOS	BSI BMID	BSI NANO	BEST	Total	BSI BIOS	BSI BMID	BSI NANO	BEST	Total

Revenue from external customers	$1,154.8	$395.8	$770.4	$214.9	$2,535.9	$1,117.1	$373.3	$775.2	$193.7	$2,459.3
Intersegment revenue	—	—	—	8.2	8.2	—	—	—	5.7	5.7
Total segment revenue	$1,154.8	$395.8	$770.4	$223.1	$2,544.1	$1,117.1	$373.3	$775.2	$199.4	$2,465.0

Segment expenses:
Cost of revenue	$553.3	$144.9	$372.8	$175.6	$1,246.6	$565.0	$138.0	$373.3	$159.2	$1,235.5
Selling, general and administrative	266.0	88.4	202.3	17.6	574.3	261.3	85.5	212.2	16.6	575.6
Research and development	131.9	33.3	119.4	2.7	287.3	131.1	25.1	133.7	2.4	292.3
Segment operating income	$203.6	$129.2	$75.9	$27.2	$435.9	$159.7	$124.7	$56.0	$21.2	$361.6

Reconciliation of total operating income:
Corporate, elimination, and other (a)					$90.6					$82.1
Adjustments and reconciling items (b)					491.4					287.6
Total consolidated operating loss					$(146.1)					$(8.1)
Interest and other income (expense), net					7.0					(38.1)
Loss before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries					$(139.1)					$(46.2)
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
(b)
Adjustments and reconciling items consist of costs related to restructuring actions; acquisition and related integration expenses; amortization of acquired intangible assets; costs associated with the Company’s global IT transition initiatives; goodwill, intangible assets, other long-lived asset impairment charges; and other costs.

Refer to Note 6, Revenue, for information on revenue by geographical area.

Total capital expenditures and depreciation and amortization by segment are as follows for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures:
BSI BIOS	$8.7	$8.0	$16.3	$19.5
BSI BMID	4.2	3.9	12.2	11.8
BSI NANO	6.7	3.1	19.1	21.2
BEST	2.1	2.1	6.5	9.3
Corporate	2.1	1.5	7.9	13.1
Total capital expenditures	$23.8	$18.6	$62.0	$74.9
Depreciation and Amortization:
BSI BIOS	$18.9	$19.5	$60.8	$56.4
BSI BMID	15.1	14.6	46.3	42.5
BSI NANO	14.8	16.9	47.7	50.7
BEST	2.7	2.5	7.9	7.0
Corporate	2.6	2.2	7.7	5.6
Total depreciation and amortization	$54.1	$55.7	$170.4	$162.2

Total assets by segment are as follows (in millions):

	September 30, 2026	December 31, 2025
Assets:
BSI BIOS, BSI BMID, BSI NANO & Corporate	$5,677.3	$6,094.2
BEST	193.3	192.4
Eliminations and other (a)	(42.3)	(45.2)
Total assets	$5,828.3	$6,241.4
(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

The Company is unable, without unreasonable effort or expense, to disclose the amount of total assets by the BSI BIOS, BSI BMID, and BSI NANO segments, as well as the Corporate function. Furthermore, the Company’s CODM does not receive long-lived asset information individually by these reportable segments and Corporate.

8.
Earnings Per Share

The following table sets forth the computation of basic and diluted weighted average shares outstanding and associated net loss per common share attributable to Bruker Corporation common shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Bruker Corporation	$(111.8)	$(59.6)	$(149.4)	$(34.6)
Dividends on Series A Mandatory Convertible Preferred Stock	11.0	2.8	32.8	2.8
Net loss attributable to Bruker Corporation common shareholders	$(122.8)	$(62.4)	$(182.2)	$(37.4)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	152.5	151.8	152.3	151.7
Effect of dilutive securities:
Stock options, restricted stock units, and employee stock purchase plan	—	—	—	—
Series A Mandatory Convertible Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	152.5	151.8	152.3	151.7
Net loss per common share attributable to Bruker Corporation common shareholders:
Basic	$(0.81)	$(0.41)	$(1.20)	$(0.25)
Diluted	$(0.81)	$(0.41)	$(1.20)	$(0.25)

As the Company reported a net loss for the three and nine months ended September 30, 2026 and 2025, diluted and basic net loss per common share for those periods are the same because all potentially dilutive shares are anti-dilutive in a net loss position.

The following common share equivalents have been excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive (amounts in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options, restricted stock units, and employee stock purchase plan	1.3	1.3	1.3	1.3
Series A Mandatory Convertible Preferred Stock	19.2	5.4	19.2	1.8

9.
Other Charges (Gains), Net

The components of other charges (gains), net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquisition-related expenses, net (a)	$18.0	$2.7	$25.4	$10.0
Acquisition-related litigation charges	0.1	4.1	2.0	26.7
Acquisition-related hybrid liability adjustments	1.6	(43.7)	1.9	(42.0)
Restructuring charges	5.7	14.3	17.9	24.8
Long-lived asset impairment charges	0.4	10.9	16.0	12.8
Other	1.5	5.6	3.5	12.9
Other charges (gains), net	$27.3	$(6.1)	$66.7	$45.2
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

10.
Restructuring and Asset Impairments

The following table presents restructuring costs by segment as included within the Company’s unaudited condensed consolidated statements of operations for the periods reported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues:
BSI BIOS	$0.7	$13.1	$2.9	$14.4
BSI BMID	(0.1)	1.6	(0.9)	3.3
BSI NANO	—	4.5	8.4	8.5
BEST	—	1.0	—	1.0
Total Cost of revenues	$0.6	$20.2	$10.4	$27.2
Other charges, net:
BSI BIOS	$6.7	$6.6	$13.4	$11.3
BSI BMID	0.1	2.2	0.4	4.0
BSI NANO	(0.8)	5.2	3.2	8.0
BEST	—	0.4	—	0.4
Corporate	(0.3)	(0.1)	0.9	1.1
Total Other charges, net	5.7	14.3	17.9	24.8
Total	$6.3	$34.5	$28.3	$52.0

The following table sets forth the changes in restructuring reserves, excluding costs of $7.7 million for scrapping expired, or expiring inventory, for the nine months ended September 30, 2026 (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2025	$32.2	$31.9	$0.3
Restructuring charges	20.6	18.4	2.2
Cash payments	(31.1)	(28.9)	(2.2)
Other, non-cash adjustments and foreign currency effect	(0.9)	(1.0)	0.1
Balance at September 30, 2026	$20.8	$20.4	$0.4

Corporate-wide Restructuring Plan: In the second quarter of 2025, the Company initiated a corporate-wide restructuring plan to be implemented across multiple functions and geographies to address macroeconomic conditions, challenges and uncertainties, drive cost efficiencies and margin improvements, as well as to better align the Company’s product offerings (the “Corporate-wide Restructuring Plan”). The Corporate-wide Restructuring Plan included a reduction in headcount, consolidation of leased facilities, and discontinuation of certain product offerings. Cumulative restructuring charges incurred under the Corporate-wide Restructuring Plan totaled $74.3 million as of September 30, 2026. The Company made severance, exit, and other restructuring payments of $4.2 million and $23.6 million for the three and nine months ended September 30, 2026, respectively, in connection with the Corporate-wide Restructuring Plan. The Corporate-wide Restructuring Plan was completed during the second quarter of 2026, and no further costs are expected to be incurred in connection therewith.

BSI NANO Restructuring Plan: In the first quarter of 2026, the Company initiated a restructuring plan to be implemented in the BSI NANO segment to drive cost efficiencies and margin improvements primarily through the consolidation of certain divisions (the “BSI NANO Restructuring Plan”). The BSI NANO Restructuring Plan includes a reduction in headcount, merger of divisions within the segment, consolidation of leased facilities, and discontinuation of certain product offerings. The Company made severance, exit, and other restructuring payments of $0.8 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, in connection with the BSI NANO Restructuring Plan. The BSI NANO Restructuring Plan is expected to be completed by the end of 2026, and any additional charges related to the plan are expected to be de minimis.

The following table summarizes the charges incurred in connection with the BSI NANO Restructuring Plan for the three and nine months ended September 30, 2026 (amounts in millions):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
BSI NANO
Severance and termination charges	$0.1	$4.3
Inventory-related and other restructuring charges and adjustments	(0.4)	8.2
Total BSI NANO	$(0.3)	$12.5

In connection with the BSI NANO Restructuring Plan, the BSI NANO segment deemed certain right of use (“ROU”) assets, fixed assets, and existing technology and related patents intangible assets’ fair value to be lower than its carrying value. As a result, the segment recorded impairment charges totaling $5.2 million for ROU assets, $9.0 million for fixed assets, and $0.7 million for existing technology and related patents intangible assets during the nine months ended September 30, 2026. There were no impairment charges related to the BSI NANO Restructuring Plan recorded during the three months ended September 30, 2026.

BSI Biosystems Restructuring Plan: Effective July 1, 2026, the Company reorganized its reportable segments, refer to Note 1, Description of Business, for further information on this reorganization. In connection with this reorganization, the Company implemented certain restructuring actions (the “BSI Biosystems Restructuring Plan”). The BSI Biosystems Restructuring Plan includes a reduction in headcount, merger and reorganization of divisions within the BSI BIOS segment, consolidation of leased facilities, and discontinuation of certain product offerings. The Company made severance, exit, and other restructuring payments of $1.7 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, in connection with the BSI Biosystems Restructuring Plan. As of September 30, 2026, the Company expects to incur additional restructuring charges of approximately $4.0 million to $6.0 million in connection with the BSI Biosystems Restructuring Plan. The plan is expected to be completed in the first half of 2027, and the actual additional charges we incur may differ from current estimates.

The following table summarizes the charges incurred in connection with the BSI Biosystems Restructuring Plan for the periods presented (amounts in millions):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
BSI BIOS
Severance and termination charges	$6.8	$9.7
Inventory-related and other restructuring charges and adjustments	0.3	0.9
Total BSI BIOS	$7.1	$10.6

11.
Interest and Other (Expense) Income, Net

The components of Interest and other (expense) income, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$7.7	$4.4	$23.9	$10.2
Interest expense	(15.4)	(20.3)	(45.4)	(49.1)
Impairment of minority investments (note 4)	(35.6)	(15.9)	(40.3)	(17.8)
Exchange gains, net on foreign currency transactions	2.8	2.5	10.8	8.2
Unrealized gain on equity interest investment (note 4)	9.7	—	37.3	—
Gain on remeasurement of previously held equity interest in Tofwerk (note 3)	—	—	12.2	—
Other income	1.5	9.3	8.5	10.4
Interest and other (expense) income, net	$(29.3)	$(20.0)	$7.0	$(38.1)

12.
Provision for Income Taxes

The components of provision for income taxes are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax (benefit) provision	$(12.2)	$(14.1)	$4.5	$(8.5)
Effective tax rates (a)	10.1%	19.6%	(3.2)%	18.4%
Penalties and interest (recorded in provision for income taxes for unrecognized tax benefits)	$0.5	$(0.6)	$1.3	$0.5
(a)
The Company recorded an income tax benefit and an income tax provision for the three and nine months ended September 30, 2026, respectively. The income tax benefit for the three months ended September 30, 2026 was driven primarily by deductible goodwill impairment charges recorded in the Company’s BSB&CA reporting unit. The income tax provision for the nine months ended September 30, 2026 was driven primarily by the tax effects of nondeductible goodwill impairment charges recorded in previous quarters in the Company’s CST reporting unit, partially offset by deductible goodwill impairment charges recorded in the Company’s BSB&CA reporting unit (refer to Note 5, Goodwill and Intangible Assets, for more information).

The table below summarizes unrecognized tax benefits and accrued interest and penalties components (in millions):

	September 30, 2026	December 31, 2025
Unrecognized tax benefits (a)	$84.5	$72.8
Accrued interest and penalties (b)	$7.1	$6.4
(a)
This excludes penalties and interest. If these unrecognized tax benefits were recognized, there would be a reduction of the Company’s effective tax rate.
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

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules (“Pillar Two”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. In January 2026, the OECD/G20 Inclusive Framework issued guidance establishing a Side-by-Side system, including safe harbors that may apply to U.S. parented multinational groups. The Company’s income tax provision for the three and nine months ended September 30, 2026, reflected currently enacted legislation and guidance related to Pillar Two. This enacted legislation and guidance did not have a material impact on the Company’s income tax provision for the three and nine months ended September 30, 2026. The Company continues to evaluate the Side-by-Side guidance and monitor the countries in which it operates as they enact legislation implementing Pillar Two.

13.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$405.1	$392.0
Work-in-process	353.6	343.6
Finished goods	228.4	243.1
Demonstration units	115.6	115.9
Total Inventories	$1,102.7	$1,094.6

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At September 30, 2026, and December 31, 2025, finished goods inventory-in-transit was $60.4 million and $81.1 million, respectively.

14.
Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Unbilled receivables	$119.1	$112.5
Income and other taxes receivable	110.0	74.2
Prepaid expenses	36.6	35.2
Fair value of equity interest investment (note 4)	47.3	—
Deposits with vendors	28.4	23.8
Other assets	29.4	28.5
Other current assets	$370.8	$274.2

15.
Debt

The Company’s debt obligations consist of the following (in millions):

	September 30, 2026	December 31, 2025
2024 term loan agreements:
CHF 150 million loan due March 2029, 1.41%	$—	$180.8
CHF 150 million loan due March 2031, 1.52% (a)	178.7	189.0
Note purchase agreements (senior notes) (b):
CHF 50 million due April 15, 2034, 2.56%	59.9	63.0
CHF 196 million due April 15, 2036, 2.62%	234.6	247.0
CHF 185 million due April 15, 2039, 2.71%	221.5	233.1
CHF 300 million due December 8, 2031, 0.88%	359.1	378.1
CHF 297 million due December 11, 2029, 1.01%	355.5	374.3
EUR 150 million due December 8, 2031, 1.03%	170.0	176.0
Revolving loan under the 2024 Revolving Credit Agreement	115.0	—
Other loans	9.1	11.2
Unamortized debt issuance costs	(3.9)	(2.4)
Total notes and loans outstanding	$1,699.5	$1,850.1
Finance lease obligations	13.9	19.0
Total debt	$1,713.4	$1,869.1
Current portion of long-term debt and finance lease obligations	(10.4)	(16.6)
Total long-term debt, less current portion	$1,703.0	$1,852.5
(a)
Amounts outstanding under the Term Loan Agreements bear interest at a rate equal to the Swiss Average Rate Overnight (“SARON”), plus a margin ranging from 1.250% to 1.750% in the case of the seven-year term loan facilities, based on the Company’s leverage ratio, provided, however, that if the loans are required to bear interest determined by reference to an Alternate Base Rate (“ABR Loans”), then such ABR Loans shall bear interest equal to (i) the federal funds effective rate plus ½ of 1%, (ii) the prime rate announced by Bank of America, N.A., and (iii) 1%, plus a margin ranging from 0.000% to 0.500%, based on the Company’s leverage ratio. The rate shown in this table represents the average rate applicable during the third quarter of 2026.
(b)
The fair value of the Company’s long-term fixed interest rate debt was $1,370.9 million and $1,432.2 million as of September 30, 2026, and December 31, 2025, respectively.

Long-term borrowings and repayments:

The following table summarizes the Company’s long-term debt borrowings and repayments for the nine months ended September 30, 2026, and 2025, excluding activity under the 2024 Revolving Credit Agreement, which is presented separately in the unaudited condensed consolidated statement of cash flows (amounts in millions):

	September 30, 2026	September 30, 2025
Proceeds from long-term debt:
Other	$—	$2.9
Proceeds from long-term debt – Total	$—	$2.9

Repayment of long-term debt:
USD notes under the 2019 Term Loan Agreement	$—	$(263.3)
CHF notes under the 2024 Term Loan Agreement	(180.1)	(46.8)
Other	(6.2)	(11.2)
Repayment of long-term debt – Total	$(186.3)	$(321.3)

Revolving Credit Facility:

As of September 30, 2026, the maximum commitments and net amounts available under (i) the 2024 Revolving Credit Agreement and (ii) other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand are as follows (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2024 Revolving Credit Agreement (a)	1.12%	$900.0	$115.0	$1.1	$783.9
Bank guarantees and working capital line	Various	200.9	—	200.9	—
Total revolving lines of credit		$1,100.9	$115.0	$202.0	$783.9
(a)
Any debt outstanding under the 2024 Revolving Credit Agreement is due at the end of its term in January 2029, and borrowings under this agreement may also be prepaid, at the Company’s option, in whole or in part without premium or penalty.

On September 15, 2026, the Company entered into amendments to each of its four outstanding note purchase agreements, dated December 11, 2019, December 7, 2021, February 1, 2024, and February 8, 2024 (collectively, the “Amendments”). The Amendments modify certain covenant provisions permitting the Company, during two separate four-quarter availability periods (the first commencing with the fiscal quarter ending September 30, 2026), to convert such indebtedness into U.S. Dollars for purposes of the leverage ratio covenant using the more favorable of the applicable quarter-end exchange rate or the trailing twelve-month average exchange rate, subject to a maximum aggregate reduction of $150 million in the Consolidated Total Indebtedness component of the leverage ratio in any quarter. The Amendments also increased the limits on qualifying cash that offsets the overall debt balance used in the leverage ratio calculation, subject to specified limitations. The amendments to the February 1, 2024 and February 8, 2024 note purchase agreements also removed certain conditions on the Company’s ability to elect the increased leverage ratio permitted following a material acquisition. All other significant terms remain consistent with those described in Note 20, Debt, to the consolidated financial statements included in the 2025 Form 10-K.

As of September 30, 2026, the Company was in compliance with the financial covenants of all debt agreements.

16.
Fair Value of Financial Instruments

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement (in millions):

September 30, 2026	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts (note 17)	$4.4	$—	$4.4	$—
Equity interest investment at fair value (note 4)	47.3	47.3	—	—
Total assets recorded at fair value	$51.7	$47.3	$4.4	$—
Liabilities:
Contingent consideration (note 18)	$9.2	$—	$—	$9.2
Hybrid instruments liabilities (note 19)	18.6	—	—	18.6
Interest rate and cross-currency swap agreements (note 17)	23.8	—	23.8	—
Forward currency contracts (note 17)	0.6	—	0.6	—
Equity interest purchase option liability (note 4)	25.2	—	—	25.2
Total liabilities recorded at fair value	$77.4	$—	$24.4	$53.0

December 31, 2025	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward currency contracts (note 17)	$2.8	$—	$2.8	$—
Total assets recorded at fair value	$2.8	$—	$2.8	$—
Liabilities:
Contingent consideration (note 18)	$10.2	$—	$—	$10.2
Hybrid instruments liabilities (note 19)	19.6	—	—	19.6
Interest rate and cross-currency swap agreements (note 17)	37.8	—	37.8	—
Forward currency contracts (note 17)	1.0	—	1.0	—
Equity interest purchase option liability (note 4)	11.0	—	—	11.0
Total liabilities recorded at fair value	$79.6	$—	$38.8	$40.8

Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2025 Form 10-K, for further information on the risks and valuation methodology used for assets and liabilities measured or disclosed at fair value. There were no material items that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2026, and the year ended December 31, 2025, other than (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 5, Goodwill and Intangible Assets); (ii) assets acquired and liabilities assumed through our acquisitions; and (iii) certain equity method investments as disclosed in Note 4, Minority and Equity-Method Investments.

17.
Derivative Instruments and Hedging Instruments

The Company’s primary market risk is foreign currency exchange rates arising from its non-U.S. operations having functional currencies other than the U.S. Dollar. The Company manages this risk through cross-currency swap agreements and long-term debt designated as net investment hedges. As of September 30, 2026, the Company had several cross-currency swap agreements that qualify for hedge accounting with a notional value of $118.5 million of U.S. Dollar to Swiss Franc and a notional value of $118.5 million of U.S. Dollar to Euro to hedge the variability in the movement of foreign currency exchange rates on portions of its Euro and Swiss Franc denominated net asset investments.

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

The following table presents the Company’s notional amounts outstanding under foreign exchange contracts, cross-currency interest rate swap agreements, and long-term debt designated as net investment hedges, as well as the respective fair values of the instruments (in millions):

	September 30, 2026		December 31, 2025
	Notional (in USD)	Fair Value	Notional (in USD)	Fair Value
Derivatives designated as hedging instruments:
Interest rate cross-currency swap agreements
Other current liabilities	$237.0	$(23.8)	$248.2	$(37.8)
Long-term debt	1,579.3	(135.7)	1,660.5	(216.0)
Total derivatives designated as hedging instruments	$1,816.3	$(159.5)	$1,908.7	$(253.8)
Derivatives not designated as hedging instruments:
Forward currency contracts
Other current assets	$772.9	$4.4	$855.8	$2.8
Other current liabilities	177.4	(0.6)	257.3	(1.0)
Total derivatives not designated as hedging instruments	$950.3	$3.8	$1,113.1	$1.8
Total derivatives	$2,766.6	$(155.7)	$3,021.8	$(252.0)

The following table is a summary of the gains (losses) included in Interest and other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss related to the derivative instruments described above (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Interest rate cross-currency swap agreements	$—	$1.4	$—	$5.1
Derivatives designated as net investment hedging instruments:
Interest rate cross-currency swap agreements	1.2	1.3	3.5	3.8

Derivatives not designated as hedging instruments:
Forward currency contracts	$17.9	$3.6	$23.9	$(18.4)
Embedded derivatives in purchase and delivery contracts	(0.1)	(0.3)	(0.3)	0.8
	$17.8	$3.3	$23.6	$(17.6)
Total	$19.0	$6.0	$27.1	$(8.7)

The following table is a summary of the gains (losses) included in Accumulated other comprehensive (loss) income, net of tax in the unaudited condensed consolidated statements of operations and comprehensive loss related to the derivative instruments described above (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Interest rate cross-currency swap agreements	$—	$(5.6)	$—	$(9.1)
	—	(5.6)	—	(9.1)
Derivatives designated as net investment hedging instruments:
Interest rate cross-currency swap agreements	$4.6	$1.1	$9.4	$(24.9)
Long-term debt	37.1	2.4	61.1	(155.6)
	41.7	3.5	70.5	(180.5)
Total	$41.7	$(2.1)	$70.5	$(189.6)

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

18.
Contingent Consideration

The following table sets forth the changes in contingent consideration liabilities (in millions):

Balance at December 31, 2025	$10.2
Current period additions	—
Current period adjustments	1.0
Current period settlements	(1.9)
Foreign currency effect	(0.1)
Balance at September 30, 2026	$9.2

Changes in the fair value of contingent consideration subsequent to acquisition are recognized in Acquisition-related expenses, net included in Other charges (gains), net, in the unaudited condensed consolidated statements of operations. Contingent consideration payments in excess of the acquisition date fair value are included in net cash provided by operating activities, and the original acquisition date values are included in net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows. The contingent consideration is categorized as Level 3 in the fair value hierarchy and changes in fair value subsequent to acquisition are recognized in earnings. The carrying value and changes in fair value subsequent to acquisition recognized for contingent consideration are not material to the Company’s financial condition or results of operations, therefore additional disclosures regarding the significant unobservable inputs and sensitivity analysis have been omitted.

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

The following table sets forth the changes in hybrid instruments liability (in millions):

Balance at December 31, 2025	$19.6
Acquisitions	—
Current period adjustments	1.9
Current period settlements (a)	(2.9)
Foreign currency effect	—
Balance at September 30, 2026	$18.6
(a)
During the third quarter of 2026 the Company acquired the remaining 2.85% interest in Biognosys, thereby obtaining 100% ownership of it.

The significant unobservable inputs used to measure the fair value of the Company’s Level 3 hybrid instrument liabilities for the nine months ended September 30, 2026, were unchanged from those disclosed in the 2025 Form 10-K.

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

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding related to patents, products, and other matters, is considered probable and the amount can be reasonably estimated, or a range of loss can be determined. If the estimate of a probable loss is a range and no amount within the range is more likely, the minimum amount in the range is accrued. If a material loss is not reasonably estimable, but is considered probable, or a material loss is reasonably possible, but not probable, disclosure would be provided below. The outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters, net of amounts accrued in the Company’s balance sheet, may have a material adverse effect on the Company's business or financial condition.

Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. An adverse outcome in any of these proceedings could result in one or more of the following and have a material impact on the Company’s business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; (iii) payment of significant damages, royalties, penalties, and/or license fees to third parties; and, (iv) with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

At September 30, 2026, and December 31, 2025, the accrual for unresolved legal matters that are probable and estimable was de minimis. In management’s opinion, the Company is not currently involved in any legal proceedings individually or in the aggregate that could materially adversely impact the Company’s operating results and cash flows.

21.
Shareholders’ Equity

At September 30, 2026, the Company had 183,588,004 shares issued and 152,721,845 shares outstanding of common stock (260,000,000 shares authorized with $0.01 par value), and it held 30,866,159 shares of treasury stock at cost. No share repurchases occurred during the three and nine months ended September 30, 2026.

Mandatory Convertible Preferred Stock

As of September 30, 2026, the Company had 2,760,000 shares of Series A mandatory convertible preferred stock outstanding or $693.6 million in aggregate liquidation preference (5,000,000 shares authorized with $0.01 par value). When, and if declared by the Company’s board of directors, dividends on the Series A mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.375% on the liquidation preference of $250 per share. Dividends on the Series A mandatory convertible preferred stock are cumulative, and the Series A mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s common stock on September 1, 2028. Unless converted earlier in accordance with its terms, each share of Series A mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 6.9534 and 8.5179 shares of Common Stock, in each case, subject to customary anti-dilution adjustments. The number of shares of Common Stock issuable upon mandatory conversion will be determined based on the average volume weighted average price per share of Common Stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 1, 2028. If upon mandatory conversion, the board of directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of the Series A mandatory convertible preferred stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of Bruker common stock having a market value generally equal to the amount of such undeclared, accumulated and unpaid dividends.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.1 million and $6.0 million, for the three months ended September 30, 2026, and 2025, respectively, and $17.7 million and $17.4 million for the nine months ended September 30, 2026, and 2025, respectively. The majority of the stock-based compensation expense related to the restricted stock units awards and was recorded in selling, general and administrative costs in the unaudited condensed consolidated statements of operations.

At September 30, 2026, the Company expected to recognize pre-tax stock-based compensation expense of $58.6 million associated with outstanding stock option awards and restricted stock units granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years.

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
•
our ability to identify suitable acquisition targets and successfully integrate and manage acquired businesses; and
•
costs related to acquisitions of technology or businesses.

Several of these factors have affected and may continue to affect the amount and timing of revenue recognized on sales of our products and receipt of related payments, and will likely continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

OVERVIEW

We are a developer, manufacturer, and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular, and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major research and development and manufacturing centers in Europe, Asia and North America, and we have commercial offices located throughout the world. Effective July 1, 2026, we completed a reorganization of our reportable segments to streamline our organizational structure and further facilitate decision making, accountability, customer focus, and innovation. Prior to this change, our reportable segments consisted of Bruker Scientific Instruments (“BSI”) BioSpin, BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection), BSI NANO, and Bruker Energy & Supercon Technologies (“BEST”). Following the reorganization, effective July 1, 2026, our reportable segments consist of the following:

•
BSI BIOS, consisting of:
o
The BioSpin division, which combines the former Magnetic Resonance Spectroscopy, Preclinical Imaging, Biopharma and Applied Services, and Services and Lifecycle Support divisions, all of which were previously part of the former BSI BioSpin segment;
o
The SciY (formerly Integrated Data Solutions) division, previously part of the former BSI BioSpin segment;
o
The Chemspeed Technologies (“CST”) (formerly Automation) division, previously part of the former BSI BioSpin segment;
o
The Daltonics division (formerly Bruker Life Sciences Mass Spectrometry and Bruker Applied Mass Spectrometry), previously part of the former BSI CALID (Chemicals, Applied Markets, Life Science, In Vitro Diagnostics, Detection) segment;
o
The Optics division, previously part of the former BSI CALID segment; and
o
The Mimetas division, a new division formed during the third quarter of 2026 following the acquisition of a majority interest in Mimetas B.V., as described in Note 3, Acquisitions.
•
BSI Microbiology and Infection Diagnostics (“BMID”), consisting of the Microbiology, Molecular Diagnostics, and Biomedical Systems divisions previously part of the former BSI CALID segment.
•
BSI NANO, for which no changes were made to the reportable segment structure in connection with the reorganization.
•
BEST, for which no changes were made to the reportable segment structure in connection with the reorganization.

Prior period segment information has been recast to conform to the new reportable segments.

Consolidated Results

The following table presents a summary of our consolidated results as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Financial Measures:
Revenue	$874.0	$860.5	$2,535.9	$2,459.3
Revenue year-on-year growth Rate	1.6%	(0.5)%	3.1%	3.0%
Gross Profit	$429.3	$379.4	$1,225.1	$1,128.5
Gross Profit Margin	49.1%	44.1%	48.3%	45.9%
Operating Loss	$(91.0)	$(51.8)	$(146.1)	$(8.1)
Operating Loss margin	(10.4)%	(6.0)%	(5.8)%	(0.3)%
Net cash provided by (used in) operating activities	$118.2	$(33.2)	$112.0	$(95.7)
Non-GAAP Financial Measures (see “Non-GAAP Measures” below):
Non-GAAP Constant-exchange rate (“CER”) currency revenue	$881.2	$835.6	$2,499.5	$2,421.4
Non-GAAP CER currency revenue year-on-year growth (decrease) rate	2.4%	(3.4)%	1.6%	1.4%
Non-GAAP Organic Revenue	$866.2	$825.8	$2,452.3	$2,312.8
Non-GAAP Organic Revenue year-on-year growth (decrease) rate compared to prior year revenue	0.7%	(4.5)%	(0.3)%	(3.1)%
Non-GAAP Gross Profit	$448.3	$430.9	$1,296.7	$1,229.0
Non-GAAP Gross Profit Margin	51.3%	50.1%	51.1%	50.0%
Non-GAAP Operating Income	$142.6	$105.9	$345.3	$279.6
Non-GAAP Operating Income Margin	16.3%	12.3%	13.6%	11.4%
Non-GAAP Free Cash Flow	$96.7	$(54.1)	$37.5	$(163.9)

Discussion of GAAP and Non-GAAP financial measures follows in the Results of Operations paragraphs.

Non-GAAP Financial Measures

Uses and definitions:

Although our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, we believe that describing revenue excluding the effects of foreign currency, and expenses excluding costs related to restructuring actions, impairment costs, acquisitions, integration and IT transformation expenses, amortization of acquired intangible assets, and other costs (“Non-GAAP Adjustments”), provides meaningful supplemental information regarding our performance but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. We rely internally on certain measures that are not calculated according to GAAP. These measures include non-GAAP constant exchange rate (“CER”) currency revenue growth, non-GAAP organic revenue growth, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating income margin, and non-GAAP free cash flow.

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
•
Non-GAAP free cash flow as GAAP net cash provided by operating activities less additions to property, plant, and equipment and intangible assets.

Reconciliations of GAAP to Non-GAAP financial measures:

GAAP revenue to non-GAAP CER currency and non-GAAP organic revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	YOY growth (decline) (a)	2025	2026	YOY growth (decline) (a)	2025
GAAP revenue	$874.0	1.6%	$860.5	$2,535.9	3.1%	$2,459.3
Effect of changes in foreign currency translation rates	(7.2)		24.9	36.4		37.9
Non-GAAP CER currency revenue	$881.2	2.4%	$835.6	$2,499.5	1.6%	$2,421.4
Acquisitions	15.0		9.8	47.2		108.6
Non-GAAP Organic revenue	$866.2	0.7%	$825.8	$2,452.3	(0.3)%	$2,312.8
(a)
Year-over-year (“YOY”) growth rates are calculated as the percentage increase (or decrease) in respective line items relative to GAAP revenue in the comparable prior year period.

The non-GAAP organic revenue remained relatively flat during the three and nine months ended September 30, 2026.

GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Gross profit	$429.3	49.1%	$379.4	44.1%	$1,225.1	48.3%	$1,128.5	45.9%
Non-GAAP adjustments:
Restructuring costs	0.6	0.1%	20.2	2.3%	10.4	0.4%	27.2	1.1%
Acquisition-related costs	0.4	—	2.0	0.2%	4.6	0.2%	7.1	0.3%
Purchased intangible amortization	17.2	2.0%	14.6	1.7%	52.2	2.1%	43.6	1.8%
Other costs	0.8	0.1%	14.7	1.8%	4.4	0.1%	22.6	0.9%
Non-GAAP gross profit	$448.3	51.3%	$430.9	50.1%	$1,296.7	51.1%	$1,229.0	50.0%

The increase in non-GAAP gross profit and gross profit margin during the three months ended September 30, 2026, was driven primarily by cost savings initiatives and favorable revenue mix. The increase in non-GAAP gross profit and gross profit margin during the nine months ended September 30, 2026, was driven primarily by cost savings initiatives and a favorable net impact of U.S. tariffs, partially offset by unfavorable revenue volume and mix and, with respect to gross profit margin, foreign exchange headwinds.

GAAP operating income and operating margin to non-GAAP operating income and operating margin:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Operating loss	$(91.0)	(10.4)%	$(51.8)	(6.0)%	$(146.1)	(5.8)%	$(8.1)	(0.3)%
Non-GAAP adjustments:
Restructuring costs	6.3	0.7%	34.5	4.0%	28.3	1.1%	52.0	2.1%
Acquisition-related costs	18.4	2.1%	4.7	0.5%	30.0	1.2%	17.1	0.7%
Acquisition-related hybrid liability adjustments	1.6	0.2%	(43.7)	(5.1)%	1.9	0.1%	(42.0)	(1.7)%
Purchased intangible amortization	30.1	3.4%	30.3	3.5%	95.9	3.8%	89.1	3.6%
Acquisition-related litigation charges	—	—	4.1	0.5%	1.9	0.1%	26.7	1.1%
Goodwill and intangible assets impairment charges	174.5	20.0%	119.4	13.9%	312.1	12.3%	126.6	5.1%
Lease and fixed asset impairment charges	0.5	0.1%	1.9	0.2%	16.1	0.6%	3.3	0.1%
Other costs	2.2	0.2%	6.5	0.8%	5.2	0.2%	14.9	0.7%
Non-GAAP operating income	$142.6	16.3%	$105.9	12.3%	$345.3	13.6%	$279.6	11.4%

The increase in our non-GAAP operating margin during the three months ended September 30, 2026, was driven primarily by cost savings initiatives, which reduced cost of revenue, selling, general and administrative and research and development expenses, and by favorable revenue mix. The increase in our non-GAAP operating margin during the nine months ended September 30, 2026, was driven primarily by cost savings initiatives and a favorable net impact of U.S. tariffs, partially offset by unfavorable revenue mix, and foreign exchange headwinds. The unfavorable revenue mix more than offset the benefit of higher revenue volume for the period.

GAAP Net operating cash flow to non-GAAP Free cash flow:

	Nine Months Ended September 30,
	2026	2025
GAAP net cash provided by (used in) operating activities	$112.0	$(95.7)
Less: purchases of property, plant and equipment and intangible assets	(74.5)	(68.2)
Non-GAAP free cash flow	$37.5	$(163.9)

For the nine months ended September 30, 2026, our free cash flow increased by $201.4 million compared to the same period in 2025, driven by higher operating cash flow, primarily attributable to higher net income, excluding non-cash impairment of goodwill and other assets, timing of vendor payments, and lower cash tax payments.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our results for the periods reported:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
Product revenue	$691.9	$691.1	$0.8	0.1%	$2,002.0	$1,969.1	$32.9	1.7%
Service and other revenue	182.1	169.4	12.7	7.5%	533.9	490.2	43.7	8.9%
Total revenue	874.0	860.5	13.5	1.6%	2,535.9	2,459.3	76.6	3.1%
Cost of product revenue	355.1	389.0	(33.9)	(8.7)%	1,035.0	1,057.4	(22.4)	(2.1)%
Cost of service and other revenue	89.6	92.1	(2.5)	(2.7)%	275.8	273.4	2.4	0.9%
Total cost of revenue	444.7	481.1	(36.4)	(7.6)%	1,310.8	1,330.8	(20.0)	(1.5)%
Gross profit	429.3	379.4	49.9	13.2%	1,225.1	1,128.5	96.6	8.6%
Operating expenses:
Selling, general and administrative	226.5	242.5	(16.0)	(6.6)%	707.5	699.3	8.2	1.2%
Research and development	92.0	98.3	(6.3)	(6.4)%	287.6	295.6	(8.0)	(2.7)%
Goodwill impairment charge	174.5	96.5	78.0	80.8%	309.4	96.5	212.9	220.6%
Other charges (gains), net	27.3	(6.1)	33.4	(547.5)%	66.7	45.2	21.5	47.6%
Total operating expenses	520.3	431.2	89.1	20.7%	1,371.2	1,136.6	234.6	20.6%
Operating loss	(91.0)	(51.8)	(39.2)	75.7%	(146.1)	(8.1)	(138.0)	1703.7%
Interest and other (expense) income, net	(29.3)	(20.0)	(9.3)	46.5%	7.0	(38.1)	45.1	(118.4)%
Loss before income taxes, equity in (losses) income of unconsolidated investees, net of tax, and noncontrolling interests in consolidated subsidiaries	(120.3)	(71.8)	(48.5)	67.5%	(139.1)	(46.2)	(92.9)	201.1%
Income tax (benefit) provision	(12.2)	(14.1)	1.9	(13.5)%	4.5	(8.5)	13.0	(152.9)%
Equity in (losses) income of unconsolidated investees, net of tax	(1.6)	(0.8)	(0.8)	100.0%	(1.3)	0.2	(1.5)	(750.0)%
Consolidated net loss	(109.7)	(58.5)	(51.2)	87.5%	(144.9)	(37.5)	(107.4)	286.4%
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	2.1	1.1	1.0	90.9%	4.5	(2.9)	7.4	(255.2)%
Net loss attributable to Bruker Corporation	(111.8)	(59.6)	(52.2)	87.6%	(149.4)	(34.6)	(114.8)	331.8%
Dividends on Series A Mandatory Convertible Preferred Stock	11.0	2.8	8.2	292.9%	32.8	2.8	30.0	1071.4%
Net loss attributable to Bruker Corporation common shareholders	$(122.8)	$(62.4)	$(60.4)	96.8%	$(182.2)	$(37.4)	$(144.8)	387.2%

Revenue

The following table presents revenue, change in revenue, and revenue growth by reportable segment for the periods reported:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
BSI BIOS	$397.2	$391.2	$6.0	1.5%	$1,154.8	$1,117.1	$37.7	3.4%
BSI BMID	133.6	130.2	3.4	2.6%	395.8	373.3	22.5	6.0%
BSI NANO	263.1	266.5	(3.4)	(1.3)%	770.4	775.2	(4.8)	(0.6)%
BEST	82.1	73.8	8.3	11.2%	223.1	199.4	23.7	11.9%
Eliminations (a)	(2.0)	(1.2)	(0.8)		(8.2)	(5.7)	(2.5)
Total revenue	$874.0	$860.5	$13.5	1.6%	$2,535.9	$2,459.3	$76.6	3.1%
(a)
Represents product and service revenue between reportable segments.

The overall increase in revenue during the three months ended September 30, 2026, when compared to the same period in 2025, was primarily due to growth in our BSI BIOS and BEST segments. The increase in BSI BIOS revenue was driven primarily by a $14.0 million, or 3.5%, contribution from recent acquisitions, primarily Tofwerk and Mimetas, as discussed in greater detail in Note 3, Acquisitions to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, as well as higher demand in the industrial and semiconductor markets. This increase was partially offset by lower revenue from the hospital and clinical market and the academic and government research market. Foreign currency fluctuations, primarily related to a stronger U.S. Dollar, reduced BSI BIOS revenue by approximately $4.0 million, or 0.9%. The increase in BEST revenue was driven primarily by higher demand from the hospital and clinical market. Geographically, revenue growth in Europe and North America was partially offset by lower revenue in China.

The overall increase in revenue during the nine months ended September 30, 2026, when compared to the same period for 2025, was primarily due to growth in our BSI BIOS, BSI BMID, and BEST segments. The increase in BSI BIOS revenue was driven primarily by a $43.0 million, or 3.9%, contribution from recent acquisitions, primarily Tofwerk, and higher demand from the pharmaceutical and biotechnology market and the hospital and clinical market. This increase was partially offset by lower revenue from the academic and government research market, primarily in the United States and China. Foreign currency fluctuations, primarily related to a weaker U.S. Dollar, increased BSI BIOS revenue by approximately $16.0 million, or 1.5%. The increase in BSI BMID revenue was driven primarily by higher demand from the industrial market and the pharmaceutical and biotechnology market. Foreign currency fluctuations increased BSI BMID revenue by approximately $10.0 million, or 2.6%. The increase in BEST revenue was driven primarily by higher demand from the hospital and clinical market and the academic and government research market, partially offset by lower revenue from the semiconductor and other markets. Foreign currency fluctuations increased BEST revenue by approximately $5.0 million, or 2.7%.

Gross Profit

The following table presents gross profit and gross profit margins (“GPM”) by reportable segment for the periods reported:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Gross Profit	GPM by segment	Gross Profit	GPM by segment	Gross Profit	GPM by segment	Gross Profit	GPM by segment
BSI BIOS	$201.9	50.8%	$172.9	44.2%	$575.3	49.8%	$509.4	45.6%
BSI BMID	79.3	59.4%	76.5	58.8%	233.8	59.1%	215.7	57.8%
BSI NANO	128.9	49.0%	118.4	44.4%	369.4	47.9%	365.8	47.2%
BEST	19.2	23.4%	11.6	15.7%	46.6	20.9%	37.6	18.9%
Total gross profit	$429.3	49.1%	$379.4	44.1%	$1,225.1	48.3%	$1,128.5	45.9%

Gross profit increased by $49.9 million and gross profit margin improved by 500 basis points during the three months ended September 30, 2026, compared to the same period in 2025, driven primarily by a $19.6 million decrease in restructuring costs, cost savings initiatives that reduced product costs, and favorable revenue mix. The BSI BIOS segment contributed approximately $29.0 million of the increase in gross profit, driven primarily by lower product costs resulting from cost savings initiatives, with additional benefit from a $12.4 million decrease in restructuring costs, and the absence of intangible asset impairment charges of $4.3 million recorded in the prior-year period. The BSI BNANO segment contributed approximately $10.5 million of the increase, driven primarily by the absence of intangible asset impairment charges of $8.3 million and the absence of restructuring charges of $4.5 million recorded in the prior-year period, as well as lower product costs resulting from cost savings initiatives. These factors also contributed to improved gross profit margins in both segments.

Gross profit increased by $96.6 million and gross profit margin improved by 240 basis points during the nine months ended September 30, 2026, compared to the same period in 2025, driven primarily by a $16.8 million decrease in restructuring costs, cost savings initiatives that reduced product costs, a favorable net impact from U.S. tariffs, and higher revenue volume, partially offset by unfavorable revenue mix, higher purchased intangible asset amortization, and foreign exchange headwinds. The BSI BIOS segment contributed approximately $65.9 million of the increase in gross profit, driven primarily by higher revenue volume, lower product costs resulting from cost savings initiatives, a $11.5 million decrease in restructuring costs, a favorable net impact from U.S. tariffs, and the absence of intangible asset impairment charges of $9.9 million recorded in the prior-year period. The BSI BMID segment contributed approximately $18.1 million of the increase, driven primarily by higher revenue volume, a $4.2 million decrease in restructuring costs, a favorable net impact from U.S. tariffs, and lower product costs resulting from cost savings initiatives. These factors also contributed to improved gross profit margins in both segments.

Selling, General and Administrative

Our selling, general and administrative expenses decreased to 25.9% of total revenue for the three months ended September 30, 2026, compared to 28.2% in the prior-year period, and decreased to 27.9% of total revenue for the nine months ended September 30, 2026, compared to 28.4% in the same period in 2025. The decrease as a percentage of revenue was primarily due to cost saving initiatives.

Research and Development

Our research and development expenses decreased to 10.5% of total revenue for the three months ended September 30, 2026, compared to 11.4% in the prior-year period, and decreased to 11.3% of total revenue for the nine months ended September 30, 2026, compared to 12.0% for the same period in 2025. The decrease as a percentage of revenue was primarily due to cost saving initiatives.

Goodwill Impairment Charge

We test goodwill for impairment annually as of October 1 or more frequently if impairment indicators arise at the reporting unit level, which is the operating segment or one level below an operating segment. On April 1, 2026, we completed the merger of the Bruker Cellular Analysis (“BCA”) business into the Bruker Spatial Biology (“BSB”) division. In connection with this merger, we performed goodwill impairment tests for the BSB reporting unit pre‑merger as of March 31, 2026, and for the newly combined reporting unit post‑merger (“BSB&CA”) as of April 1, 2026. The pre-merger goodwill impairment test indicated that the fair value of the BSB reporting unit exceeded its carrying value and, therefore, no impairment charge was recorded. Based on the results of the post-merger goodwill impairment test, we recorded a goodwill impairment charge of $36.5 million during the second quarter of 2026 within the BSI NANO segment. During the third quarter of 2026, changes in the competitive landscape and operating results below expectations led us to lower our expectations for the BSB&CA reporting unit, including our long-term forecasted revenue and cash flows. These factors constituted a triggering event that required an interim goodwill impairment test as of September 30, 2026, which resulted in an additional goodwill impairment charge of $174.5 million within the BSI NANO segment. The third quarter 2026 impairment charge represented the remaining goodwill balance of the BSB&CA reporting unit.

Goodwill impairment charges for the BSB&CA reporting unit within the BSI NANO segment totaled $211.0 million for the nine months ended September 30, 2026. In determining the fair values of the BSB&CA reporting unit in the second quarter of 2026 we used a weighted combination of the market approach and the income approach. When determining the fair value of the BSB&CA reporting unit in the third quarter of 2026, we used the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, discount rates ranging from 11.0% to 14.0%, revenue growth rate assumptions at the higher end of the projected ranges for our other significant businesses, and, for the impairment test performed in the third quarter of 2026, operating margin rate assumptions that were lower than those of the Company’s other significant businesses.

During the second quarter of 2026, we reduced our forecasted revenue and cash flows for the CST (formerly Automation) reporting unit. As a result, we performed an interim goodwill impairment test for the CST reporting unit. We recorded a goodwill impairment charge of $98.4 million within the BSI BIOS segment, all of which was recognized in the second quarter of 2026. The impairment charge represented the remaining goodwill balance of the CST reporting unit. In determining the fair value of the CST reporting unit, we used the income approach. Significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 13.5% and revenue growth and operating margin rate assumptions at the lower end of the projected ranges for our other significant businesses.

As described in Note 1, Description of Business, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, effective July 1, 2026, we completed a reorganization of our reportable segments. This reorganization resulted in changes to the composition of certain of our reporting units and, as a result, we performed interim goodwill impairment tests for the affected reporting units during the third quarter of 2026. The fair value of each affected reporting unit exceeded its carrying value, and, therefore, no goodwill impairment charge was recorded.

In connection with the acquisition of Mimetas, as further described in Note 3, Acquisitions, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we established a new reporting unit, Mimetas, within the BSI BIOS segment during the third quarter of 2026 and assigned it $42.5 million of goodwill. Based on the preliminary purchase price allocation, the estimated fair value of the Mimetas reporting unit approximated its carrying value as of the acquisition date. As of the filing date of this Quarterly Report on Form 10-Q, we are not aware of any events or trends reasonably likely to negatively affect its estimated fair value.

We will continue to monitor circumstances and uncertainties that may impact the carrying value of our reporting units, including current macroeconomic conditions and the timing and quantity of future cash flows. If the fair value of any of our reporting units declines below the carrying value in future periods, additional goodwill impairment charges may be incurred. Refer to Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for further information.

Other Charges (Gains), Net

Other charges (gains), net increased by $33.4 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a $45.3 million unfavorable year-over-year change in acquisition-related hybrid liability adjustments. The prior-year period included a significant gain related to the remeasurement of a hybrid liability associated with certain majority-owned acquisitions, compared to a de minimis charge in the current-year period. The increase was partially offset by lower restructuring and impairment charges, primarily related to restructuring programs as described in Note 10, Restructuring, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Refer to Note 9, Other Charges (Gains), Net, for additional details.

Other charges (gains), net increased by $21.5 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the unfavorable year-over-year impact of acquisition-related hybrid liability adjustments described above, partially offset by a $24.7 million decrease in acquisition-related litigation charges. The prior-year period included costs related to the settlement of litigation matters, while no significant acquisition-related litigation costs were incurred in the current-year period. Refer to Note 9, Other Charges (Gains), Net, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.

Operating Loss

The following table presents operating loss and operating margins (“OM”) on revenue by reportable segment for the periods reported:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Operating Income (loss)	OM by segment	Operating Income (loss)	OM by segment	Operating Income (loss)	OM by segment	Operating Income (loss)	OM by segment
BSI BIOS	$46.3	11.7%	$24.6	6.3%	$27.9	2.4%	$83.3	7.5%
BSI BMID	32.9	24.6%	31.3	24.0%	91.7	23.2%	80.7	21.6%
BSI NANO	(151.0)	(57.4)%	(72.2)	(27.1)%	(193.7)	(25.1)%	(92.6)	(11.9)%
BEST	12.1	14.7%	4.6	6.2%	27.1	12.1%	18.7	9.4%
Corporate, eliminations and other (a)	(31.3)		(40.1)		(99.1)		(98.2)
Total operating loss	$(91.0)	(10.4)%	$(51.8)	(6.0)%	$(146.1)	(5.8)%	$(8.1)	(0.3)%
(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

The increase in operating loss and unfavorable change in operating loss margin for the three and nine months ended September 30, 2026, when compared to the same period in 2025, was primarily due to the goodwill impairment charges in our BSI BIOS and BSI NANO segments as discussed in Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and the unfavorable change in acquisition-related hybrid liability adjustments, partially offset by higher gross profit, lower acquisition-related litigation charges, lower restructuring costs, and cost savings initiatives. For the nine months ended September 30, 2026, the positive net U.S. tariffs impact also partially offset the increase in operating loss and unfavorable change in operating loss margin.

Global Tariffs

Early in 2025, the U.S. government imposed or increased tariffs on certain foreign imports into the United States from key trading partners, including Germany and Switzerland. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) declarations seeking refunds for tariffs paid during fiscal 2025 and the first quarter of fiscal 2026. We recognize tariff refunds upon approval by the IEEPA and record them as a reduction in the costs of product revenue in our unaudited condensed consolidated statements of operations for the applicable period. As of September 30, 2026, the majority of our tariff refund requests had been approved.

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

Interest and Other (Expense) Income, Net

The decrease in Interest and other (expense) income, net for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase in impairment charges related to our minority investments, including a $34.6 million impairment of our investment in NovAliX. This increase in impairment charges was partially offset by a $9.7 million unrealized gain on an equity interest investment recognized during the three months ended September 30, 2026. Refer to Note 4, Minority and Equity-Method Investments, and Note 11, Interest and Other (Expense) Income, Net, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding Interest and other (expense) income, net.

The increase in Interest and other (expense) income, net for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to a $37.3 million unrealized gain on an equity investment and a $12.2 million gain on the remeasurement of the previously held equity interest in Tofwerk recognized during the nine months ended September 30, 2026, partially offset by an increase in impairment charges related to our minority investments, including a $34.6 million impairment of our investment in NovAliX recognized in the third quarter of 2026. Refer to Note 4, Minority and Equity-Method Investments, and Note 11, Interest and Other (Expense) Income, Net, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding Interest and other (expense) income, net.

Income Tax Provision

The effective tax rate for the three and nine months ended September 30, 2026 was 10.1% and (3.2%), respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 19.6%, and 18.4%, respectively. We recorded an income tax benefit and an income tax provision for the three and nine months ended September 30, 2026, respectively. The income tax benefit for the three-month period was driven primarily by deductible goodwill impairment charges recorded in our BSB&CA reporting unit. The income tax provision for the nine-month period was driven primarily by the tax effects of nondeductible goodwill impairment charges recorded in previous quarters in our Company’s CST reporting unit, partially offset by deductible goodwill impairment charges recorded in our BSB&CA reporting unit. Refer to Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

The Organization for Economic Co-operation and Development (“OECD”) introduced its Pillar Two Framework Model Rules (“Pillar Two”), which provides guidance for a global minimum tax. Various countries have either enacted or are in the process of enacting legislation to implement this framework. In January 2026, the OECD/G20 Inclusive Framework issued guidance establishing a Side-by-Side system, including safe harbors that may apply to U.S. parented multinational groups. Our income tax provision for the three and nine months ended September 30, 2026, reflected currently enacted legislation and guidance related to Pillar Two. This enacted legislation and guidance did not have a material impact on our income tax provision for the three and nine months ended September 30, 2026. We continue to evaluate the Side-by-Side guidance and monitor the countries in which we operate as they enact legislation implementing Pillar Two.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

We anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs, and other liquidity needs, for at least the next twelve months and the foreseeable future under the currently anticipated business conditions and macroeconomic environment. As of September 30, 2026, we had $119.7 million in cash and cash equivalents, of which $75.6 million was held by our foreign subsidiaries. Our cash and cash equivalents balance includes the positive net position under our notional cash pooling arrangement. We have access to the vast majority of our cash and cash equivalent balances held outside of the United States without incurring significant additional tax costs and therefore considers them available for use globally. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Our future cash requirements could be affected by acquisitions that we may complete, or the payment of common and preferred dividends in the future. Historically, we have used the liquidity generated from cash flow from operations, debt financings, and issuances of common and preferred stock to finance our growth and operating needs. In the future, there are no assurances that we will continue to generate cash flow from operations, that additional financing alternatives will be available to us, if required, or, if available, will be obtained on terms favorable to us.

The following table presents our cash flows from operating activities, investing activities, and financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$112.0	$(95.7)
Net cash used in investing activities	(137.7)	(141.0)
Net cash (used in) provided by financing activities	(165.8)	302.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12.2	44.6
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(179.3)	$110.6

Net cash provided by operating activities during the nine months ended September 30, 2026, resulted primarily from consolidated net loss adjusted for non-cash items of $346.4 million and a change in operating assets and liabilities, net of acquisitions of ($234.4) million. The increase in consolidated net loss adjusted for non-cash items was driven primarily by (i) goodwill impairment charges recognized in the BSI NANO segment related to the impairment of the BSB&CA reporting unit and in the BSI BIOS segment related to the impairment of the Chemspeed Technologies (formerly Automation) reporting unit, as described in Note 5, Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, (ii) year-over-year changes in foreign currency gains and losses associated with Swiss franc-denominated intercompany debt, and (iii) fluctuations in the fair value remeasurement of our put option liabilities and hybrid instrument liabilities. The change in operating assets and liabilities, net of acquisitions, increased primarily due to timing of vendor payments and lower cash tax payments, partially offset by lower collections of accounts receivable.

Net cash used in investing activities during the nine months ended September 30, 2026, resulted primarily from purchases of property, plant, and equipment and intangible assets of $74.5 million and cash paid for acquisitions of $73.0 million.

Net cash used in financing activities during the nine months ended September 30, 2026, was primarily from repayments of long-term debt of $186.3 million and cash paid for dividends to our preferred and common shareholders of $55.8 million, partially offset by net proceeds from our 2024 Revolving Credit Agreement (“Revolving Credit Facility”) of $115.0 million. Net cash provided by financing activities during the nine months ended September 30, 2025 also included the issuance of, and proceeds received from, the Series A Mandatory Convertible Preferred Stock during the third quarter of 2025, for which there was no comparable issuance in 2026.

Credit Facilities

As of September 30, 2026, we have total outstanding debt of $1.7 billion and a Revolving Credit Facility that provides for up to $900.0 million of backup liquidity to finance working capital needs, refinance or reduce existing indebtedness, and for general corporate use. In addition, the facility provides for an uncommitted incremental facility whereby, under certain circumstances, we may, at our option, increase the amount of the Revolving Credit Facility or incur term loans in an aggregate amount not to exceed $400.0 million. As of September 30, 2026, we were in compliance with all covenants of our debt agreements.

For a summary of the fair and carrying values of our outstanding debt as of September 30, 2026, and December 31, 2025, refer to Note 15, Debt, and Note 16, Fair Value of Financial Instruments, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For additional information on our outstanding debt and credit facility refer to Note 20, Debt, to our consolidated financial statements included in our 2025 Form 10-K.

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

Impairments

As a result of triggering events, we completed interim goodwill impairment tests on our BSB&CA and CST reporting units during the second quarter of 2026 and an additional interim goodwill impairment test on our BSB&CA reporting unit during the third quarter of 2026. The analyses included updates to certain of our significant assumptions utilized in estimating the fair value of these reporting units, including projected future cash flows and discount rates. These updated assumptions reflect the most recent operating results, current market conditions (including changes in the competitive landscape), and management’s revised expectations of future revenues and operating margin. As a result, we recorded total goodwill impairment charges of $211.0 million and $98.4 million for the BSB&CA and CST reporting units, respectively, during the nine months ended September 30, 2026. The CST reporting unit had no remaining goodwill following the impairment charge recorded in the second quarter of 2026, and the BSB&CA reporting unit had no remaining goodwill following the impairment charge recorded in the third quarter of 2026. In addition, in connection with the reorganization of our reportable segments effective July 1, 2026, we performed interim goodwill impairment tests for the affected reporting units, which did not result in any goodwill impairment charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. As of September 30, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent, customer, labor and employment, and commercial matters, which arise in the ordinary course of business. As of September 30, 2026, other than as disclosed in Note 20, Commitments and Contingencies, in the Notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Company is not party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, the outcome of any of these proceedings cannot be accurately predicted, and the ultimate resolution of any of these existing matters may have a material adverse effect on the Company’s business or financial condition.

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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	First Amendment, dated as of September 15, 2026, to Note Purchase Agreement dated as of December 7, 2021 (Conformed 2021 Note Purchase Agreement)

10.2*	First Amendment, dated as of September 15, 2026, to Note Purchase Agreement dated as of February 1, 2024 (Conformed 2024-A Note Purchase Agreement)

10.3*	First Amendment, dated as of September 15, 2026, to Note Purchase Agreement dated as of February 8, 2024 (Conformed 2024-B Note Purchase Agreement)

10.4*	Second Amendment, dated as of September 15, 2026, to Note Purchase Agreement dated as of December 11, 2019

10.5*	First Amendment, dated as of October 24, 2025, to 2024 Revolving Credit Agreement

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104*	Cover page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026	BRUKER CORPORATION

	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ THOMAS BURES
Thomas Bures
Chief Accounting Officer
(Principal Accounting Officer)